Form 10QSB
period 1996-03-31
GATEWAY INDUSTRIES INC /CA/
filed 1996-05-15
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.

        (Exact name of small business issuer as specified in its charter)

                      Delaware                         33-0637631
                      --------                         ----------

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           101-01 Foster Avenue
            Brooklyn, New York                                 11236
            ------------------                                 -----
     (Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code:  718-272-9700
                                                           ------------


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]  No [ ]

     Transition Small Business Disclosure Format (check one):

          Yes [ ]  No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable data.

     As of May 1, 1996, the Registrant had approximately 1,025,000 shares of Common Stock outstanding.

                            Gateway Industries, Inc.
Index


Part I--Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited):


         Condensed Consolidated Balance Sheet--March 31, 1996 . . .  3

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 1996 and 1995   . . . . . . .  5

         Condensed Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 1996 and 1995  . . . . . . . . 6


         Notes to Condensed Consolidated Financial Statements7

Item 2.  Management's Discussion and Analysis or Plan
         of Operations . . . . . . . . . . . . . . . . . . . . . .  10


Part II--Other Information

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 12

                            Gateway Industries, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 1996
Assets

Current assets:

 Cash and cash equivalents                          $574,000
 Accounts receivable, less allowance for
 doubtful accounts of                              2,264,000

 $411,000 in 1996
 Inventories (Note 2)                              3,345,000

 Prepaid expenses and other current assets           342,000
                                                ------------
Total current assets                               6,525,000
Property, plant and equipment, at cost, less
             accumulated depreciation (Note 3)     6,662,000
                                                ------------

Total assets                                     $13,187,000
                                                ------------
                                                ------------

Liabilities and shareholders' equity

Current liabilities:

 Accounts payable                                   $713,000

 Accrued expenses and other liabilities              906,000

Short-term financing (Note 4)                      3,413,000

 Bonds payable (Note 5)                            4,780,000

 Current portion of capital lease obligations        175,000
                                                ------------
Total current liabilities                          9,987,000

Accounts payable, less current portion               300,000

Capital lease obligations, less current portion      144,000

Other long-term liabilities                           70,000
                                                ------------
Total liabilities                                 10,501,000

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity:

Preferred stock, $.10 par value, 1,000,000
 shares authorized,                                    -
 no shares issued and outstanding

Common stock, $.001 par value, 10,000,000 shares
 authorized,                                          1,000
1,035,013 shares issued and outstanding

Capital in excess of par value                    3,950,000

Accumulated deficit                              (1,219,000)

Treasury stock                                      (46,000)
                                                ------------
Total shareholders' equity                        2,686,000
                                                ------------
Total liabilities and shareholders' equity      $13,187,000
                                                ------------
                                                ------------


See accompanying notes.

                            Gateway Industries, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)


                                        Three months ended March 31
                                             1996        1995
                                        -------------------------
 Net sales                              $4,431,000        $-

 Cost of sales                           3,932,000         -
                                        -------------------------
 Gross profit                             499,000          -

Sales and marketing                       358,000          -

General and administrative expenses       411,000         43,000
                                        -------------------------
Operating loss                           (270,000)       (43,000)

Other income (expense):

 Interest income                            7,000         48,000

 Interest expense                        (185,000)         -

 Other income (expense)                    (1,000)         -
                                        -------------------------
 Total other income (expense)
                                         (179,000)        48,000
                                        -------------------------
Net income (loss)                       $(449,000)        $5,000
                                        -------------------------
                                        -------------------------
Net loss per share                          $(.44)         $(.00)
                                        -------------------------
                                        -------------------------
Weighted average number of shares and
 equivalents outstanding                 1,025,000     1,035,000
                                        -------------------------
                                        -------------------------



See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                          Three months ended
                                               March 31
                                             1996      1995
                                        -------------------------
Cash flows from operating activities

Net income (loss)                       $(449,000)    $5,000

Adjustments to reconcile net income
             (loss) to net cash used in
             operating activities:

 Depreciation and amortization            86,000      1,000
 Changes in operating assets and
 liabilities:

 Accounts receivable                     (64,000)     -

 Inventories                            (557,000)     -

 Prepaid expenses and other current
 assets                                  (32,000)    47,000

 Accounts payable                        104,000    (37,000)

 Accrued expenses and other liabilities  294,000    (37,000)
                                        -------------------------
Net cash used in operating activities   (618,000)   (21,000)
                                        -------------------------
Cash flows from investing activities

Purchase of property and equipment       (34,000)     -
                                        -------------------------
Net cash used in investing activities    (34,000)     -
                                        -------------------------
Cash flows from financing activities

Purchase of treasury stock               (46,000)     -

Repayments of capital lease
  obligations                            (61,000)     -

Repayments of short-term financing    (4,304,000)     -

Proceeds from short-term financing     4,789,000     -
                                       -------------------------
Net cash provided by financing
  activities                             378,000     -
                                       -------------------------

Decrease in cash and cash equivalents   (274,000)   (21,000)

Cash and cash equivalents at beginning
  of year                                848,000  3,474,000
                                        -------------------------
Cash and cash equivalents at end of
  year                                  $574,000   $3,453,000
                                        -------------------------
                                        -------------------------
See accompanying notes.

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Inventories


The major components of inventories at March 31, 1996 are as follows:

                   Raw materials                   $1,801,000

                   Work in process                    361,000

                   Finished goods                   1,183,000
                                                  -----------
                                                   $3,345,000
                                                  -----------
                                                  -----------

3. Property, Plant and Equipment

The major components of property, plant and equipment at March 31, 1996 are as follows:

                                                 Estimated Useful
                                                      Lives
                                                    in Years

                  Building              $5,196,000      40

                  Machinery and
                  equipment              1,493,000       7

                  Office furniture and
                  equipment                 88,000       7
                                        ----------
                                         6,777,000
                  Accumulated
                  depreciation           (115,000)
                                        ----------
                                        $6,662,000
                                        ----------
                                        ----------



4. Short-Term Financing

Marsel has a line of credit with a domestic lender aggregating $4,000,000 of which borrowings of $2,938,000 were outstanding as of March 31, 1996. Borrowings under the line of credit is limited based on specified percentages of eligible inventories, accounts receivable and certain other assets of Marsel, as defined. Interest is payable at the prime rate plus 1-1/2%. Interest rates on the borrowings ranged from 10% to 10.25% in 1996. The line of credit expires in October 1996.

In addition, Marsel has a term loan with the domestic lender aggregating $475,000 at March 31, 1996. The term loan is payable in 60 monthly installments of approximately $8,333 plus interest at the prime rate plus 1-1/2% through December 1, 2000.

The line of credit and term loan require Marsel, among other conditions, to meet various financial requirements, including minimum working capital and net worth as defined. Substantially all of Marsel's assets are pledged as collateral for the outstanding borrowings. Marsel was not in compliance with certain loan covenants under the arrangement during 1996. Accordingly, the entire amount due under the term loan has been classified as current.

5. Bonds Payable

Marsel has bonds payable which require principal payments of $450,000 per year. Interest is payable at an average rate of 7.5% per annum through November 1998. In November 1999, the remaining principal balance of $3,430,000 is due. The bonds are collateralized by a letter of credit at 1% per year. The bank issuing the letter of credit requires Marsel, among other conditions, to meet various financial requirements, including minimum working capital and net worth as defined. The outstanding principal balance as of March 31, 1996 approximated $4,780,000. Marsel was not in compliance with certain covenants under the financing arrangement during 1996. Accordingly, the entire amount due under the bonds has been classified as current.

6. Pro Forma Information (Unaudited)

On November 24, 1995, the Company acquired certain assets and acquired the business of Marsel (a manufacturer of mirrors). The operations of Marsel are included in the consolidated statements of operations from the date of acquisition. The transaction was accounted for as a purchase.

The pro forma unaudited results of operations for the three months ended March 31, 1995, assuming the purchase of Marsel had been consummated as of January 1, 1995, are as follows (in thousands, except per share data):

                                                     1995
                                                   -------
                     Revenues                       $5,659

                     Net income                       267

                     Net income per common share      .26

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The financial statements included in this Report as of, and for the quarter ended, March 31, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). During the comparable fiscal quarter last year, the Company had no operating business and a comparison of last year's quarter with this year's quarter is not meaningful. However, where information concerning Old Marsel's results of operation are ascertainable and deemed to be meaningful for an understanding of the Company's business and financial condition, the following discussion will attempt to compare results from period to period. The financial data with respect to Old Marsel was not prepared by the Company or Management and it is assumed, without any independent verification, to accurately reflect Old Marsel's results in accordance with generally accepted accounting principles.


Results of Operations

     Net sales were $4,431,000 for the quarter ended March 31, 1996, which represents a 22% decrease from Old Marsel's net sales for the comparable quarter last year. Management believes that the decline resulted primarily because Old Marsel, prior to its acquisition by the Company on November 24, 1995, was not included in the annual programs of several of its larger customers due to their uncertainty regarding Old Marsel's ability to fill such customer's orders in a timely and complete manner. Adverse weather conditions during the quarter, combined with an already sluggish retail environment may have also contributed to the decline in sales. Current members of Marsel's new management have met with such customers in an attempt to restore their confidence in Marsel.

     Historically, Old Marsel's revenues were stronger during the second half of the year, primarily because retailers tend to expand mirror and framed art inventories for "Back to School" and holiday demand.

     Gross profit margin was 11.3% for the quarter ended March 31, 1996, lower than Old Marsel's historical norms. Management believes that gross profit margin for the quarter was negatively impacted by reduced level of sales.

     For the quarter, the Company experienced an operating loss of $270,000 and a net loss (before taxes) but after interest of $449,000. In order for the Company to become profitable, it must increase revenues significantly. During the first quarter, Marsel hired a new President, who has over 25 years of experience in sales and marketing to mass retailers, and also began restructuring its sales department. There can be no assurance, however, that such steps will be successful.

Liquidity and Capital Resources

     The Company's consolidated net working capital deficit at March 31, 1996 was $3,462,000, which included cash of $574,000 held by the Company and reflects the classification of $4.78 million, the entire amount due under the IDA Bonds, as current.

     Since December 31, 1995, net working capital declined by $443,000 as a result of losses sustained by the Company during the quarter. Sources of cash for Marsel include income for operations, if any, and borrowings under the Commercial Loan Agreement, as defined below.

     Marsel is party to a loan agreement (the "Commercial Loan Agreement") with a commercial bank (the "Commercial Lender," and collectively with the L/C Bank, the "Banks") providing for revolving loans of up to $4 million and a term loan of $500,000. The loans are secured by all Marsel's non-real estate related assets. The Commercial Loan Agreement provides for revolving loans based upon 50% of Marsel's eligible inventory and 80% of its eligible accounts receivable. Outstanding amounts under the revolver and term loan bear interest at 1.5% per annum above the Commercial Lender's prime rate. The Commercial Loan Agreement terminates on October 31, 1996. As of March 31, 1996, $2,938,000 and $475,000
were outstanding under the revolver and term loan, respectively.

     Marsel is also a party to an Amended and Restated Loan and Security Agreement (the "L/C Loan Agreement") with National Bank of Canada (the "L/C Bank"), which provides for the L/C Bank to issue a letter of credit securing all of Marsel's obligations under the IDA Bonds, which as of March 31, 1996 was $4,780,000 plus accrued interest of

$120,300. Marsel has agreed to reimburse the L/C Bank for all payments made to or on behalf of Marsel, including drawings on the L/C. Marsel's reimbursement obligations are secured by a lien on all its real estate related assets.

     The L/C Loan Agreement provides that the L/C Bank must renew the L/C annually if Marsel (a) meets certain financial covenants and reporting requirements, (b) has met all L/C reimbursement obligations, (c) either (x) renewed the Commercial Loan Agreement, or obtained a new loan agreement (in either case on terms reasonably satisfactory to the L/C Bank) to finance its working needs for at least one year past the then expiration date of the L/C, or
(y) has deposited cash collateral sufficient to make the next annual payment under the Bonds with the L/C Bank. If the L/C is not renewed, all amounts due under the Bonds will become due and payable. In such event, the Company will require financing. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms.

     The Loan Agreements contain various covenants relating to Marsel's performance and financial condition. At March 31, 1996, Marsel was not in compliance with certain of such covenants. The Company is negotiating with each of the Banks to waive such non- compliance or to modify the covenants. If such waivers or modifications are not received, each Bank could declare all outstanding amounts immediately due and payable. The Company does not have the financial resources to make such payments and there can be no assurance that it could obtain financing to do so.

     The Company is currently exploring several options to enhance its financial condition. First, it is seeking to obtain a guaranty of the New York State Urban Development Corporation (the "UDC") of up to $2 million of Marsel's borrowings under the Commercial Loan Agreement. If such guaranty is obtained, Marsel will be able to borrow an additional $300,000 under the Commercial Loan Agreement and the interest rate on borrowings guaranteed by the UDC would decline by 1.5% per annum to the Commercial Lender's prime rate. The UDC has advised Marsel's management that it supports issuing the guaranty but is awaiting passage of New York State's 1996-1997 budget. There can be no assurance that such guaranty will be made.

     Second, the Company is seeking to obtain a mortgage loan secured by its real estate interests in an amount sufficient to repay all obligations under the Bonds. Such loan, if obtained, would provide for a 25-year amortization schedule, thereby reducing the Company's principal payments by approximately $360,000 per year. Marsel is in discussions with its primary proposed lender seeking to obtain a preliminary commitment. If such commitment is obtained the refinancing will be subject to such lender's due diligence, among other things. There can be no assurance that Marsel will be able to obtain such financing.

     Third, the Company is planning to make a rights offering whereby each shareholder of the Company would be granted the right, for a specified period of time, to purchase shares of Common Stock at a purchase price per share discounted from market value to be determined by the Board. The Company hopes to raise up to $8,000,000 by such an offering. The Company hopes to consummate such an offering late in the second fiscal quarter or early in the third fiscal quarter.

     Management believes that if the foregoing financing options are effected, the Company will have adequate liquidity to fund operations and growth for the foreseeable future. If such plans are not consummated, and the Banks declare the Loans to be in default, or fail to renew the Loan Agreements, the Company will be required to repay its indebtedness to the Banks. The Company does not have the resources to make such repayments and would require financing to do so. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms.

     In addition, if the Company continues to sustain large operating losses, it may not be able to provide cash to fund its working capital needs or to continue its operations at current levels.

                            PART II

Item 3           DEFAULTS UPON SENIOR SECURITIES
- ------

   Marsel does not meet the financial covenants set forth in the Commercial Loan Agreement and the L/C Loan Agreement. As a result of these Events of Default, the Commercial Lender may refuse to make further advances to, or to issue letters of credit on behalf of, Marel, may accelerate Marsel's payment obligations and declare all amounts immediately due and payable and may avail itself of a variety of other remedies.
In addition, the occurrence of the above Events of Default causes an event of default under the L/C Loan Agreement. During the continuance of such an Event, the L/C Bank may accelerate all amounts due from Marsel and foreclose its interest in the collateral securing all amounts due from Marsel. The L/C Bank may also notify the trustee under the IDA Bonds that the L/C Bank will not reinstate the interest component of the letter of credit and thereby cause an acceleration of the Bonds.

                                      SIGNATURES

   In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Gateway Industries, Inc.
                                 ------------------------
                                  (Registrant)


Date:  May 15, 1996              By:/s/ Warren G. Lichtenstein
       ------------                 -------------------------------------
                                     Warren G. Lichtenstein
                                     Chairman of the Board
                                     and Principal Financial
                                     and Accounting Officer