Form 10QSB/A
period 1996-03-31
GATEWAY INDUSTRIES INC /CA/
filed 1996-07-02
CIK 725876

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No.1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

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
                                                         ------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]  No [_]

  Transition Small Business Disclosure Format (check one):

        Yes [_]  No [X]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable data.

  As of May 1, 1996, the Registrant had approximately 1,025,000 shares of Common Stock outstanding.

Item 6                   EXHIBITS AND REPORTS ON FORM 8-K
- ------



  The Registrant hereby amends Item 6 of its Form 10-QSB for the quarter ended March 31, 1996 to include as Exhibit 27, the Financial Data Schedule filed herewith.

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SIGNATURE

                                   Gateway Industries, Inc.

Date: July 1, 1996                 By:  /s/ Jack Howard
      ------------                    ------------------------------
                                       Jack Howard, Acting President