Form 10QSB
period 1996-06-30
GATEWAY INDUSTRIES INC /CA/
filed 1996-08-16
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.

        (Exact name of small business issuer as specified in its charter)

            Delaware                                            33-0637631
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      101-01 Foster Avenue
       Brooklyn, New York                                         11236
- ----------------------------------------                        ----------
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

         As of July 1, 1996, the Registrant had approximately 1,025,000 shares of Common Stock outstanding.

                                         Gateway Industries, Inc.

                                                  Index




Part 1 - Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheet  - June 30, 1996........  3

              Condensed Consolidated Statements of Operations -
                Three Months and Six Months Ended June 30, 1996 and 1995...  4

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1996 and 1995....................  5

              Notes to Condensed Consolidated Financial Statements.........  6

Item 2.    Management's Discussion and Analysis or Plan of Operations        9


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 10

           Signatures                                                       11

                            Gateway Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                  June 30, 1996

Assets
Current assets:
   Cash and cash equivalents                                            $        498,000
   Accounts receivable, less allowance for doubtful accounts of
     $415,000                                                                  2,110,000
   Inventories (Note 2)                                                        2,617,000
   Prepaid expenses and other current assets                                     407,000
                                                                        ----------------
Total current assets                                                           5,632,000

Property, plant and equipment, at cost, less accumulated
   depreciation (Note 3)                                                       6,609,000
                                                                        ----------------
Total assets                                                            $     12,241,000
                                                                        ================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                     $      1,006,000
   Accrued expenses and other liabilities                                        756,000
   Short-term financing (Note 4)                                               3,214,000
   Bond payable (Note 5)                                                       4,780,000
   Current portion of capital lease obligations                                  120,000
                                                                        ----------------
Total current liabilities                                                      9,876,000

Accounts payable, less current portion                                           300,000
Capital lease obligations, less current portion                                  144,000
Other long-term liabilities                                                       70,000
                                                                        ----------------
Total liabilities                                                             10,390,000

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity (Note 6):
   Preferred stock, $.10 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                                  -
   Common stock, $.001 par value, 10,000,000 shares authorized,
     1,023,500 shares issued and outstanding                                       1,000
   Capital in excess of par value                                              3,920,000
   Accumulated deficit                                                        (2,024,000)
   Treasury stock                                                                (46,000)
                                                                        ----------------
Total shareholders' equity                                                     1,851,000
                                                                        ----------------
Total liabilities and shareholders' equity                              $     12,241,000
                                                                        ================

                             See accompanying notes.

                            Gateway Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                        Three months ended                      Six months ended
                                                             June 30                                June 30
                                                    1996                 1995               1996                1995
- --------------------------------------------------------------------------------------------------------------------------
Net sales                                    $      3,968,000     $            -     $      8,399,000     $             -
Cost of sales                                       3,604,000                  -            7,536,000                   -
Gross profit                                          364,000                  -              863,000                   -

Sales and marketing                                   335,000                  -              693,000                   -
General and administrative expenses                   652,000              3,000            1,063,000              46,000
Operating loss                                       (623,000)            (3,000)            (893,000)            (46,000)

Other income (expense):
Interest income                                         8,000             45,000               15,000              93,000
Interest expense                                     (192,000)                 -             (377,000)                  -
Other income                                            2,000                  -                1,000                   -
Total other income (expense)                         (182,000)            45,000             (361,000)             93,000
Net income (loss)                            $       (805,000)    $        42,00     $     (1,254,000)    $        47,000
                                             ================     ==============     ================     ===============

Net income (loss) per share                  $           (.79)    $          .04     $          (1.22)    $           .05
                                             ================     ==============     ================     ===============

Weighted average number of shares
outstanding                                         1,024,000          1,035,000            1,024,000           1,035,000
                                             ================     ==============     ================     ===============

                             See accompanying notes.

                            Gateway Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                 Six months ended
                                                                                      June 30
                                                                             1996                1995
                                                                      ----------------    --------------
Cash flows from operating activities
Net income (loss)                                                     $     (1,254,000)   $       47,000
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                                  173,000             1,000
Changes in operating assets and liabilities:
       Accounts receivable                                                      90,000                 -
       Inventories                                                             171,000                 -
       Prepaid expenses and other current assets                               (97,000)           43,000
       Accounts payable                                                        397,000           (40,000)
       Accrued expenses and other liabilities                                  144,000           (44,000)
                                                                      ----------------    --------------
Net cash used in operating activities                                         (376,000)          (40,000)
                                                                      ----------------    --------------

Cash flows from investing activities
Purchase of machinery and  equipment                                           (68,000)                -
                                                                      ----------------    --------------
Net cash used in investing activities                                          (68,000)                -
                                                                      ----------------    --------------

Cash flows from financing activities
Share issuance expenses                                                        (30,000)                -
Purchase of treasury stock                                                     (46,000)                -
Repayments of capital lease obligations                                       (116,000)                -
Repayments of short-term financing                                          (8,569,000)                -
Proceeds from short-term financing                                           8,855,000                 -
                                                                      ----------------    --------------
Net cash provided by financing activities                                       94,000                 -
                                                                      ----------------    --------------

Increase (decrease) in cash and cash equivalents                              (350,000)            7,000
Cash and cash equivalents at beginning of year                                 848,000         3,474,000
                                                                      ----------------    --------------
Cash and cash equivalents at end of year                              $        498,000    $    3,481,000
                                                                      ================    ==============

See accompanying notes.


                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

 1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Inventories

The major components of inventories at June 30, 1996 are as follows:


Raw materials                                 $         1,586,000
Work in process                                           307,000
Finished goods                                            724,000
                                              $         2,617,000
                                              ===================

3. Property, Plant and Equipment

The major components of property, plant and equipment at June 30, 1996 are as follows:


                                                           Estimated Useful
                                                                Lives
                                                              in Years
                                                           -----------------

Building                                $       5,196,000          40
Machinery and equipment                         1,510,000           7
Office furniture and equipment                    105,000           7
                                                6,811,000
                                        -----------------
Accumulated depreciation                         (202,000)
                                               $6,609,000
                                        =================

                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)

4. Short-Term Financing

Marsel has a line of credit with a domestic lender aggregating $4,000,000 of which borrowings of $2,764,000 were outstanding as of June 30, 1996. Borrowings under the line of credit is limited based on specified percentages of eligible inventories, accounts receivable and certain other assets of Marsel, as defined. Interest is payable at the prime rate plus 1-1/2%. Interest rates on the borrowings ranged from 10% to 10.25% in 1996.
The line of credit expires in October 1996.

In addition, Marsel has a term loan with the domestic lender aggregating $450,000 at June 30, 1996. The term loan is payable in 60 monthly installments of approximately $8,333 plus interest at the prime rate plus 1-1/2% through December 1, 2000.

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

5. Bond Payable

Marsel has a bond payable with a domestic lender which requires principal payments of $450,000 per year. Interest is payable at an average rate of 7.5% per annum through November 1998. In November 1999, the remaining principal balance of $3,430,000 is due. The bond is collateralized by a letter of credit at 1% per year. The bank issuing the letter of credit requires Marsel, among other conditions, to meet various financial requirements, including minimum working capital and net worth as defined. The outstanding principal balance as of June 30, 1996 approximated $4,780,000. Marsel was not in compliance with certain covenants under the financing arrangement during 1996. Accordingly, the entire amount due under the bond has been classified as current.

                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)


6. Rights Offering

Gateway Industries, Inc. (the "Company"), distributed to holders of record of shares of its common stock (the "Common Stock"), as of June 27, 1996 (the "Record Date"), transferable subscription rights (the "Rights") to purchase additional shares of Common Stock (the "Basic Subscription Privilege") at a price of $2.25 per share (the "Subscription Price"). Stockholders will be entitled to three rights for each share of Common Stock held on the Record Date. Each Right will entitle its holder (a "Holder") to purchase one share of Common Stock (collectively the "Underlying Shares").

Upon exercise of the Basic Subscription Privilege, a Holder will also be entitled to purchase at the Subscription Price a pro-rata portion of any Underlying Shares that are not otherwise subscribed for pursuant to the exercise of Basic Subscription Privileges (the "Oversubscription Privilege"; and collectively, with the Basic Subscription Privilege and the sale of shares of Common Stock in connection therewith, the "Rights Offering").

The Rights will expire on August 23, 1996. As of June 30, 1996, the Company had not received any proceeds from the Rights Offering. As of June 30, 1996, costs incurred with respect to the Offering amounted to approximately $30,000.

7. Pro Forma Information (Unaudited)

On November 22, 1995, the Company acquired certain assets and acquired the business of Marsel (a manufacturer of mirrors). The operations of Marsel are included in the consolidated statements of operations from the date of acquisition. The transaction was accounted for as a purchase.

The pro forma unaudited results of operations for the six months ended June 30, 1995, assuming the purchase of Marsel had been consummated as of January 1, 1995, are as follows (in thousands, except per share data):

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The financial statements included in this Report as of, and for the quarter ended, June 30, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). During the comparable fiscal quarter last year, the Company had no operating business and a comparison of last year's quarter with this year's quarter is not meaningful. However, where information concerning Old Marsel's results of operation are ascertainable and deemed to be meaningful for an understanding of the Company's business and financial condition, the following discussion will attempt to compare results from period to period. The financial data with respect to Old Marsel was not prepared by the Company or Management and it is assumed, without any independent verification, to accurately reflect Old Marsel's results in accordance with generally accepted accounting principles.

Results of Operations

         Net sales were $3,968,000 for the quarter ended June 30, 1996, which represents a 28% decrease from Old Marsel's net sales for the comparable quarter last year. Net sales for the six month end period were $8,399,000 representing a 25% decrease from old Marsel's net sales for the comparable six month period last year. Management believes that the decline resulted primarily because Old Marsel, prior to its acquisition by the Company on November 24, 1995, was not included in the annual programs of several of its larger customers due to their uncertainty regarding Old Marsel's ability to fill such customer's orders in a timely and complete manner. Current members of Marsel's new management have met with such customers in an attempt to restore their confidence in Marsel.

         Gross profit margin was 9.2% for the quarter ended June 30, 1996, lower than Old Marsel's historical norms. Management believes that gross profit margin for the quarter was negatively impacted by reduced level of sales. Marsel is focusing on increasing sales to new customers and has targeted the home improvement, craft, and kitchen and bath distribution channels.

         For the quarter, the Company experienced an operating loss of $623,000 and a net loss (before taxes) but after interest of $805,000. For the six month period, the Company experienced an operating loss of $893,000 and a net loss (before taxes) but after interest of $1,254,000. The losses were principally the result of lower revenues.

Liquidity and Capital Resources

         The Company's consolidated net working capital deficit at June 30, 1996 was $4,244,000, which included cash of $498,000 held by the Company and reflects the classification of $4.78 million, the entire amount due under the IDA Bonds, as current.

         Since December 31, 1995, net working capital declined by $1,225,000 as a result of losses sustained by the Company during the quarter. Sources of cash for Marsel include income for operations, if any, and borrowings under the Commercial Loan Agreement, as defined below.

         Marsel is party to a loan agreement (the "Commercial Loan Agreement") with a commercial bank (the "Commercial Lender," and collectively with the L/C Bank, the "Banks") providing for revolving loans of up to $4 million and a term loan of $500,000. The loans are secured by all Marsel's non-real estate related assets. The Commercial Loan Agreement provides for revolving loans based upon 50% of Marsel's eligible inventory and 80% of its eligible accounts receivable. Outstanding amounts under the revolver and term loan bear interest at 1.5% per annum above the Commercial Lender's prime rate. The Commercial Loan Agreement terminates on October 31, 1996. As of June 30, 1996, $2,764,000 and $450,000
were outstanding under the revolver and term loan, respectively.

         Marsel is also a party to an Amended and Restated Loan and Security Agreement (the "L/C Loan Agreement") with National Bank of Canada (the "L/C Bank"), which provides for the L/C Bank to issue a letter of credit securing all of Marsel's obligations under the IDA Bonds, which as of March 31, 1996 was $4,780,000 plus accrued interest of $45,000. Marsel has agreed to reimburse the L/C Bank for all payments made to or on behalf of Marsel, including drawings on the L/C. Marsel's reimbursement obligations are secured by a lien on all its real estate related assets.

         The L/C Loan Agreement provides that the L/C Bank must renew the L/C annually if Marsel (a) meets certain financial covenants and reporting requirements, (b) has met all L/C reimbursement obligations, (c) either (x) renewed the Commercial Loan Agreement, or obtained a new loan agreement (in either case on terms reasonably satisfactory to the L/C Bank) to finance its working needs for at least one year past the then expiration date of the L/C, or
(y) has deposited cash collateral sufficient to make the next annual payment under the Bonds with the L/C Bank. As set forth below, Marsel is not in compliance with such covenants. The L/C Bank has demanded that Marsel make monthly sinking fund payments of $66,000 toward the next principal payment due on the Bonds. If the L/C is not renewed, all amounts due under the Bonds will become due and payable. In such event, the Company will require financing. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms.

         The Loan Agreements contain various covenants relating to Marsel's performance and financial condition. At June 30, 1996, Marsel was not in compliance with certain of such covenants. The Company is negotiating with each of the Banks to waive such non-compliance or to modify the covenants. If such waivers or modifications are not received, each Bank could declare all outstanding amounts immediately due and payable. The Company does not have the financial resources to make such payments and there can be no assurance that it could obtain financing to do so.

         The Company commenced a rights offering whereby each shareholder of the Company was granted the right to purchase three shares of Common Stock for each share held of record on June 27, 1996 at a purchase price per share of $2.25. If the Rights Offering is fully subscribed, the net proceeds to the Company will be approximately $6,900,000.

         Management has not yet decided how to allocate the proceeds of the Offering. If it does not use such proceeds for Marsel, and the Banks declare the Loans to be in default, or fail to renew the Loan Agreements, the company will be required to repay its indebtedness to the Banks. The Company does not have the resources to make such repayments and would require financing to do so. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms. Therefore, the Company may not have adequate liquidity to fund operations or growth.

         In addition, if the Company continues to sustain large operating losses, it may not be able to provide cash to fund its working capital needs or to continue its operations at current levels.

                                     PART II

                     Item 3 DEFAULTS UPON SENIOR SECURITIES

         Marsel does not meet the financial covenants set forth in the Commercial Loan Agreement and the L/C Loan Agreement. As a result of these Events of Default, the Commercial Lender may refuse to make further advances to, or to issue letters of credit on behalf of, Marsel, may accelerate Marsel's payment obligations and declare all amounts immediately due and payable and may avail itself of a variety of other remedies.

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

                                           Gateway Industries, Inc.
                                           (Registrant)


Date: August 16, 1996                       By: /s/ Warren G. Lichtenstein
      ---------------                       ---------------------------
                                            Warren G. Lichtenstein
                                            Chairman of the Board
                                            and Principal Financial
                                            and Accounting Officer