Form 10QSB/A
period 1996-06-30
GATEWAY INDUSTRIES INC /CA/
filed 1996-10-11
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.

        (Exact name of small business issuer as specified in its charter)

            Delaware                                            33-0637631
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      101-01 Foster Avenue
       Brooklyn, New York                                         11236
----------------------------------------                        ----------
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

         As of September 30, 1996, the Registrant had approximately 3,603,469 shares of Common Stock outstanding.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

         The Registrant hereby amends Item 6 of its Form 10-QSB for the quarter ended June 30, 1996 to include as Exhibit 27, the Financial Data Schedule filed herewith.





                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Gateway Industries, Inc.
                                           (Registrant)


Date: October 10, 1996                      By: /s/ Warren G. Lichtenstein
      ------------------                    ---------------------------
                                            Warren G. Lichtenstein
                                            Chairman of the Board
                                            and Principal Financial
                                            and Accounting Officer