Form 10QSB
period 1996-09-30
GATEWAY INDUSTRIES INC /CA/
filed 1996-11-15
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

         As of November 1, 1996, the Registrant had approximately 3,603,000 shares of Common Stock outstanding.

                            Gateway Industries, Inc.

                                      Index




Part I--Financial Information                                                                          Page
                                                                                                       ----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheet--September 30, 1996                                   4

              Condensed Consolidated Statements of Operations--
                Three Months and Nine Months Ended September 30, 1996 and 1995                           6

              Condensed Consolidated Statements of Cash Flows--
                Nine Months Ended September 30, 1996 and 1995                                            7

              Notes to Condensed Consolidated Financial Statements                                       8

Item 2.    Management's Discussion and Analysis or Plan of Operations                                   11


Part II--Other Information

Item 3.    Defaults upon Senior Securities                                                              13

Item 6.    Exhibits and Reports on Form 8-K                                                             13

           Signatures                                                                                   14

                                     PART I

                 FINANCIAL INFORMATION AND FINANCIAL STATEMENTS

Item 1.
                            Gateway Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1996

Assets

Current assets:

     Cash and cash equivalents                                       $ 6,080,000

     Accounts receivable, less allowance
       for doubtful accounts of $540,000                               2,485,000

     Inventories (Note 2)                                              2,435,000

     Prepaid expenses and other current asset                            285,000
                                                                     -----------

Total current assets                                                  11,285,000




Property, plant and equipment, at cost, less
  accumulated depreciation (Note 3)                                    6,537,000
                                                                     -----------

Total assets                                                         $17,822,000
                                                                     ===========




Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                $ 1,141,000

     Accrued expenses and other liabilities                              955,000

     Short-term financing (Note 4)                                     3,225,000

     Bond payable (Note 5)                                             4,780,000

     Current portion of capital lease obligations                         67,000
                                                                     -----------

Total current liabilities                                             10,168,000



Accounts payable, less current portion                                   300,000

Capital lease obligations, less current portion                          144,000

Other long-term liabilities                                              70,000
                                                                   ------------

Total liabilities                                                    10,682,000

Commitments and Contingencies (Notes 4 and 5)


Shareholders' equity (Note 6):


     Preferred stock, $.10 par value, 1,000,000 shares authorized, no shares issued and outstanding

     Common stock, $.001 par value, 10,000,000 shares
      authorized,  3,603,469 shares issued and outstanding                4,000

     Capital in excess of par value                                   9,596,000

     Accumulated deficit                                             (2,414,000)

     Treasury stock                                                     (46,000)
                                                                   ------------

Total shareholders' equity                                            7,140,000
                                                                   ------------

Total liabilities and shareholders' equity                         $ 17,822,000
                                                                   ============

See accompanying notes

                            Gateway Industries, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)





                                                Three months ended                     Nine months ended
                                                   September 30                           September 30
                                              1996               1995               1996              1995
                                        ------------        ------------       -------------       -------------
Net sales                               $  5,048,000        $       --          $ 13,447,000        $       --
Cost of sales                              4,643,000                --            12,179,000                --
                                        ------------        ------------        ------------        ------------

Gross profit                                 405,000                --             1,268,000                --
Sales and marketing                          379,000                --             1,072,000                --
General and administrative
expenses                                     255,000              21,000           1,318,000              66,000
                                        ------------        ------------        ------------        ------------
Operating loss                              (229,000)            (21,000)         (1,122,000)            (66,000)
Other income (expense):
Interest income                                7,000              47,000              22,000             139,000
Interest expense                            (197,000)               --              (574,000)               --
Other income                                  29,000                --                30,000                --
                                        ------------        ------------        ------------        ------------
Total other income (expense)                (161,000)             47,000            (522,000)            139,000
                                        ------------        ------------        ------------        ------------
Net income (loss)                       $   (390,000)       $     26,000        $ (1,644,000)       $     73,000
                                        ============        ============        ============        ============
Net income (loss) per share             $       (.29)       $        .03        $      (1.24)       $        .07
                                        ============        ============        ============        ============
Weighted average number of shares
outstanding                                1,325,000           1,035,000           1,325,000           1,035,000
                                        ============        ============        ============        ============

See accompanying notes.

                            Gateway Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine months ended
                                                                      September 30
                                                                  1996              1995
                                                             ------------       -----------
Cash flows from operating activities
Net income (loss)                                            $(1,644,000)       $    73,000
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
    Depreciation and amortization                                259,000              2,000
    Changes in operating assets and liabilities:
    Accounts receivable                                         (285,000)              --
    Inventories                                                  353,000               --
    Prepaid expenses and other current assets                     25,000             63,000
    Accounts payable                                             532,000            (52,000)
    Accrued expenses and other liabilities                       343,000            (48,000)
                                                             -----------        -----------
Net cash (used in) provided by operating activities             (417,000)            38,000
                                                             -----------        -----------
Cash flows from investing activities
Purchase of machinery and equipment                              (82,000)              --
                                                             -----------        -----------
Net cash used in investing activities                            (82,000)              --
                                                             -----------        -----------
Cash flows from financing activities
Proceeds from issuance of common stock                         5,779,000               --
Share issuance expenses                                         (130,000)              --
Purchase of treasury stock                                       (46,000)              --
Repayments of capital lease obligations                         (169,000)              --
Repayments of short-term financing                            (4,444,000)              --
                                                             -----------        -----------
Proceeds from short-term financing                             4,741,000               --
                                                             -----------        -----------
Net cash provided by financing activities                      5,731,000               --
                                                             -----------        -----------

Increase in cash and cash equivalents                          5,232,000             38,000
Cash and cash equivalents at beginning of year                   848,000          3,474,000
                                                             -----------        -----------
Cash and cash equivalents at end of year                     $ 6,080,000        $ 3,512,000
                                                             ===========        ===========

See accompanying notes

                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)




1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Inventories

The major components of inventories at September 30, 1996 are as follows:


        Raw materials                                    $1,602,000
        Work in process                                     316,000
        Finished goods                                      517,000
                                                         ----------
                                                         $2,435,000
                                                         ==========


3. Property, Plant and Equipment

The major components of property, plant and equipment at September 30, 1996 are as follows:


                                                               Estimated Useful
                                                               Lives in Years
                                                               --------------
Building                                            $5,196,000         40
Machinery and equipment                              1,520,000          7
Office furniture and equipment                         109,000          7
                                                    ----------
                                                     6,825,000
Accumulated depreciation                              (288,000)
                                                    ==========
                                                    $6,537,000
                                                    ==========

                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)




4. Short-Term Financing

Marsel has a line of credit with a domestic lender aggregating $4,000,000 of which borrowings of $2,800,000 were outstanding as of September 30, 1996. Borrowings under the line of credit is limited based on specified percentages of eligible inventories, accounts receivable and certain other assets of Marsel, as defined. Interest is payable at the prime rate plus 1-1/2%. Interest rates on the borrowings ranged from 10% to 10.25% in 1996. The line of credit expired on October 31, 1996; however, the lender has agreed to forbear exercising any of its rights and remedies until November 15, 1996. Marsel is in discussion with the lender to extend such date. If Marsel does not obtain a new commercial loan by such date (or the extended date), the lender could declare all outstanding amounts immediately due and payable. Marsel has signed a commitment letter with a new commercial lender to refinance its working capital needs. Closing of that loan is subject to various conditions. There can be no assurance that such financing will be completed.

In addition, Marsel has a term loan with the domestic lender aggregating $425,000 at September 30, 1996. The term loan is payable in 60 monthly installments of approximately $8,333 plus interest at the prime rate plus 1-1/2% through December 1, 2000.

The line of credit and term loan require Marsel, among other conditions, to meet various financial requirements, including minimum working capital and net worth as defined. Substantially all of Marsel's non-real estate assets are pledged as collateral for the outstanding borrowings. Marsel was not in compliance with certain loan covenants under the arrangement during 1996. Accordingly, the entire amount due under the term loan has been classified as current.

5. Bond Payable

Marsel has a bond payable with a lender which requires principal payments of $450,000 per year. Interest is payable at an average rate of 7.5% per annum through November 1998. In November 1999, the remaining principal balance of $3,430,000 is due. The bond is secured by a letter of credit at 1% per year. The bank issuing the letter of credit requires Marsel, among other conditions, to meet various financial requirements, including minimum working capital and net worth as defined. Marsel's reimbursement obligations under the letter of credit are collateralized by all of Marsel's real estate related assets. The letter of credit expires on December 1, 1996. The outstanding principal balance as of September 30, 1996 approximated $4,780,000. Marsel was not in compliance with certain covenants under the financing arrangement during 1996. Accordingly, the entire amount due under the bond has been classified as current. Marsel is currently in discussion with the Bondholder and the L/C Bank to extend the maturity dated of the Bonds.

6. Rights Offering

Gateway Industries, Inc. (the "Company") completed a rights offering of 2,568,456 shares of common stock at $2.25 per share in August 1996. Costs incurred with respect to the registration of the shares amounted to approximately $130,000.

                            Gateway Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited) (continued)




7. Pro Forma Information (Unaudited)

On November 22, 1995, the Company acquired certain assets and acquired the business of Marsel (a manufacturer of mirrors). The operations of Marsel are included in the consolidated statements of operations from the date of acquisition. The transaction was accounted for as a purchase.

The pro forma unaudited results of operations for the nine months ended September 30, 1995, assuming the purchase of Marsel had been consummated as of January 1, 1995, are as follows (in thousands, except per share data):


                                                     1995
                                                     ----
        Revenues                                $17,000,000
        Net loss                                   (369,000)
        Net loss per common share                      (.36)

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The financial statements included in this Report as of, and for the quarter ended, September 30, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). During the comparable fiscal quarter last year, the Company had no operating business and a comparison of last year's quarter with this year's quarter is not meaningful. However, where information concerning Old Marsel's results of operation are ascertainable and deemed to be meaningful for an understanding of the Company's business and financial condition, the following discussion will attempt to compare results from period to period. The financial data with respect to Old Marsel was not prepared by the Company or Management and it is assumed, without any independent verification, to accurately reflect Old Marsel's results in accordance with generally accepted accounting principles.

Results of Operations

Net sales were $5,048,000 for the quarter ended September 30, 1996, which represents a 13.6% decrease from Old Marsel's net sales for a comparable quarter last year. Net sales for the nine month end period were $13,447,000 representing a 21% decrease from old Marsel's net sales for the comparable nine month period last year. Management believes that the decline resulted primarily because Old Marsel, prior to its acquisition by the Company or November 24, 1995, was not included in the annual programs of several of its larger customers due to their uncertainty regarding Old Marsel's ability to fill such customer's orders in a timely and complete manner. Current members of Marsel's new management have met with such customers in an attempt to restore their confidence in Marsel.

Gross profit margin was 8% for the quarter ended September 30, 1996, lower than Old Marsel's historical norms. Management believes that gross profit margin for the quarter was negatively impacted by reduced sales. Marsel is focusing on increasing sales to new customers and has targeted the home improvement, craft, and kitchen and bath distribution channels.

For the quarter, the Company experienced an operating loss of $229,000 and a net loss (before taxes) but after interest of $390,000. For the nine month period, the Company experienced an operating loss of $1,122,000 and a net loss (before taxes) but after interest of $1,644,000. The losses were principally the result of lower revenues.

Liquidity and Capital Resources

The Company's consolidated net working capital surplus at September 30, 1996 was $1,117,000, which included cash of $6,080,000 held by the Company at the parent level and reflects the classification of $4,780,000, the entire amount due under the IDA Bonds, as current.

Since December 31, 1995, net working capital increased by $4,136,000, giving effect to the net proceeds of the "Rights Offering", offset in part by losses sustained by Marsel. Sources of cash for Marsel include income from operations, if any, and borrowings under the Commercial Loan Agreement, as defined below. If Marsel does not secure a new commercial lender, it will not have sufficient funds to finance continued operations unless the Company advances such funds. The Company is exploring its options with respect to such advances, but has not made any decision to do so. In addition, if Marsel continues to sustain large operating losses, it may not be able to provide cash to fund its working capital needs or to continue its operations.

Marsel is party to a loan agreement (the "Commercial Loan Agreement") with a commercial bank (the "Commercial Lender," and collectively with the L/C Bank, the "Banks") which provides for revolving loans of up to $4 million and a term loan of $500,000. The loans are secured by all Marsel's non-real estate related assets. The Commercial Loan Agreement provides for revolving loans based upon 50% of Marsel's eligible inventory and 80% of its eligible accounts receivable. Outstanding amounts under the revolver and term loan bear interest at 1.5% per annum above the Commercial Lender's prime rate. The Commercial Loan Agreement terminated on October 31, 1996. Marsel has received notice from its Commercial Lender of its intention not to renew the Loan Agreement. However, the lender has agreed to forbear exercising any of its rights and remedies until November 15, 1996. Marsel is in discussion with the Commercial Lender to extend such date. If Marsel does not obtain a new commercial loan by such date (or the extended date), the Commercial Lender could declare all outstanding amounts immediately due and payable. Marsel does not have the financial resources to make such payments and there can be no assurance that it could obtain financing to do so. Marsel has signed a Commitment Letter with a new commercial lender to refinance its working capital needs. Closing of that loan is subject to various conditions. There can be no assurance that such financing will be completed. As of September 30, 1996, $2,800,000 and $425,000 were outstanding under the revolver and term loan, respectively.

Marsel is also a party to an Amended and Restated Loan and Security Agreement (the "L/C Loan Agreement") with National Bank of Canada (the "L/C Bank"), which provides for the L/C Bank to issue a letter of credit securing all of Marsel's obligations under the IDA Bonds, which as of September 30, 1996 was $4,780,000 plus accrued interest of $140,000. Marsel has agreed to reimburse the L/C Bank for all payments made to or on behalf of Marsel including drawings on the L/C. Marsel's reimbursement obligations are secured by a lien on all its real estate related assets. The L/C expires on December 1, 1996.

The L/C Loan Agreement provides that the L/C Bank is required to renew the L/C annually on or before October 1 if Marsel (a) meets certain financial covenants and reporting requirements, (b) has met all L/C reimbursement obligations, (c) either (x) renewed the Commercial Loan Agreement, or obtained a new loan agreement (in either case on terms reasonably satisfactory to the L/C Bank) to finance its working needs for at least one year past the then expiration date of the L/C, or (y) has deposited cash collateral sufficient to make the next annual payment under the Bonds with the L/C Bank. Marsel has not satisfied the foregoing conditions, and the L/C Bank did not renew the L/C. Marsel is currently negotiating with the L/C Bank to extend the L/C. The L/C Bank has demanded that Marsel make monthly sinking fund payments of $66,000 toward the next principal payment due on the Bonds, which Marsel has not done. If the L/C is not renewed, all amounts due under the Bonds will become due and payable. In such event, Marsel will require financing. Marsel is currently in negotiations to provide such financing. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms.

Marsel has an annual principal payment due of $450,000 and a semi-annual interest payment of approximately $183,000 also due under the IDA Bond on November 15, 1996. Marsel does not have the resources to make such payment, and the Company has not yet determined whether or not to advance funds to Marsel to make such payment when due. If it does not, Marsel will be in default under the terms of the IDA Bond and L/C Agreement, which would require Marsel to immediately repay all indebtedness under such Bond. In such event, Marsel will require financing. Marsel is currently in negotiations to provide such financing. There can be no assurance that such financing could be obtained, or, if obtained, would be on advantageous terms.

In August 1996, the Company completed a Rights Offering whereby each shareholder of the Company was granted the right to purchase three shares of common Stock for each share held of record on June 27, 1996, at a purchase price per share of $2.25. The net proceeds to the Company from the Rights Offering was approximately $5,649,000. Management has not yet decided how to allocate the proceeds of the Offering.

                                     PART II

Item 3.  Defaults upon Senior Securities.

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

Marsel is negotiating with another commercial lender for a new financial agreement and with the L/C Bank to extend the L/C. See Management's Discussion and Analysis.


Item 6.  Exhibits.

Exhibit 27 -- Financial Data Schedule.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Gateway Industries, Inc.
                                              ------------------------
                                              (Registrant)


Date:    November 14, 1996                    By:/s/ Warren G. Lichtenstein
         -----------------                       --------------------------
                                              Warren G. Lichtenstein
                                              Chairman of the Board
                                              and Principal Financial
                                              and Accounting Officer