Form 10KSB40
period 1996-12-31
GATEWAY INDUSTRIES INC /CA/
filed 1997-03-31
CIK 725876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                             -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                        33-0637631
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

      750 Lexington Avenue
       New York, New York                                     10022
(Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code: 212-446-5205
                                                          -------------

              Securities registered under Section 12(b) of the Act:
                                      None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X   No
                 ------   ------

     Registrant's revenues from continuing operations for its most recent fiscal year $ -0-
             -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes   X   No
                                         -------  ------

     The aggregate market value of voting stock held by non-affiliates of the Registrant at March 14, 1997 was approximately $3,816,000 based on the last sale price of $2 1/8 for such stock on that date.

     As of March 14, 1997, the Registrant had 3,603,000 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

None

                               ITEMS OMITTED:

Items 6 and 7 have been omitted pursuant to Rule 12b-25 and will be filed by Amendment.

==============================================================================

                                   PART I

ITEM 1.  BUSINESS

The Company

     Through December 21, 1996, Gateway Industries, Inc. (the "Company") was engaged in the manufacture and sale of mirror and glass products through its formerly wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"), which it acquired on November 24, 1995. On December 21, 1996, the Company sold all the outstanding shares of Marsel to Richard A. Hickland for $1.00. Mr. Hickland gave the Company the right to repurchase 50% of the outstanding shares until December 21, 1999 for $2.00. In addition, the agreement with Mr. Hickland contains provisions relating to the allocation between the Company and Mr. Hickland and/or Marsel of sums from the sale or liquidation of Marsel or the sale of equity in Marsel by Mr. Hickland or Marsel. The sale to Mr. Hickland followed (i) the expiration of Marsel's credit facility with its commercial lender and said bank's demand for immediate repayment of all outstanding balances, (ii) Marsel's failure to negotiate an acceptable financing agreement with a new commercial lender, and (iii) the failure of National Bank of Canada to extend the expiration date of its letter of credit securing Marsel's obligations under the IDA Bonds. Subsequent to the sale to Mr. Hickland, Marsel filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     During the third quarter of 1996, the Company completed a "Rights Offering" whereby each shareholder of the Company was granted the right to purchase additional shares of common stock at $2.25 per share. A total of 2,568,456 shares were purchased in the Offering, and the Company received net proceeds therefrom of $5,649,000.

     Prior to September 1994, the Company's principal business was the design, development, manufacture and sale of local area network ("LAN") communication products for use in IBM and compatible personal computers. On September 14, 1994, the Company completed the sale of substantially all its assets relating to its LAN business. During the second quarter of 1994, the Company had ceased revenue producing activities in anticipation of the sale. From the second quarter of 1994 until the acquisition of Marsel on November 22, 1995, the Company had no operating business.

     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses. As yet, the Baord has not identified any potential candidates or entity types with which to combine.

     The Company was incorporated under the laws of the State of Delaware in July 1994. On September 22, 1994, Gateway Communications, Inc. (the Company's predecessor), a California Corporation, was merged into the Company. Immediately preceding the merger, Gateway Communications, Inc. effected a one-for-five reverse stock split. Thereafter, each outstanding share of common stock of Gateway Communications, Inc., no par value, was automatically converted into one share of the Company's Common Stock, $.001 par value ("Common Stock"). The Company's headquarters are located at 750 Lexington Avenue, New York, York 10022, and its telephone number is (212) 446-5217.

Employees

     As of March 14, 1997, the Company had no full time employees, although the Company's Chairman and Acting President devote time to the Company's administrative needs.

ITEM 2. PROPERTY

     The Company subleases space on a month-to-month basis at 750 Lexington Avenue, New York, New York.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     Since November 17, 1994, the Company's Common Stock has traded over-the-counter using the symbol, GWAY, in what is commonly referred to as the "Bulletin Board." The following table sets forth the high and low bid and ask prices during each quarter of the last two fiscal years, as quoted on the Bulletin Board. Such prices represent prices between broker-dealers and do not include retail markups and markdowns, or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

                                     BID PRICES                ASK PRICES
                                HIGH($)      LOW($)       HIGH($)      LOW($)
    1996
FIRST QUARTER                   8.25         4.25          9.00        4.50
SECOND QUARTER                  7.75         3.50          8.25        4.50
THIRD QUARTER                   4.50         2.13          5.25        2.50
FOURTH QUARTER                  3.63         2.50          4.50        3.13


    1995
FIRST QUARTER                   3.50         2.75          4.44        3.75
SECOND QUARTER                  3.44         2.00          4.44        3.63
THIRD QUARTER                   3.63         2.00          4.63        3.63
FOURTH QUARTER                  4.25         2.88          4.75        3.88

     Dividends

     The Company has not paid dividends on the Common Stock and does not anticipate doing so in the foreseeable future.

     Holders of Record

     At March 14, 1997, the approximate number of holders of record of the Common Stock was approximately 1,350.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To be filed by Amendment

ITEM 7. FINANCIAL STATEMENTS

     To be filed by Amendment

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

      Name                           Age              Position
      ----                           ---              --------
Ronald W. Hayes                      59         Director of the Company
810 Saturn Street
Suite 16-432
Jupiter, FL 33477-4398

Jack Howard                          35
2927 Montecito Avenue                           Acting President and
Santa Rosa, CA 95404                            Director of the Company

Warren G. Lichtenstein               31
750 Lexington Avenue                            Chairman of the Board of
New York, NY 10022                              Directors of the Company.

     Warren G. Lichtenstein was appointed a director of the Company in May 1994 and became Chairman of the Board in October 1995. He served as President and Director of Marsel from its inception in July 1995 until shortly after the acquisition of its business in November 1995, and continued as a director until its disposition in December 1996. Mr. Lichtenstein has served as the President of a General Partner of Steel Partners, L.P. since 1990, and a managing member of Steel Partners, LLC, the General Partner of Steel Partners II, L.P. since 1993. Mr. Lichtenstein has been Chairman of Steel Partners Services, Ltd. since 1993. From 1988 to 1990, he was an acquisition/risk arbitrage analyst with Ballantrae Partners, L.P., a private investment partnership. Mr. Lichtenstein serves on the Board of Directors of Alpha Technologies Group, Inc., a thermal management and connector company; SL Industries, Inc., a New York stock exchange company engaged in the manufacture and sale of electrical-mechanical and specialty products; Saratoga Springs Water, Inc., a bottler and distributor of spring water; and Roses Stores, Inc., a chain of retail stores.

     Ronald W. Hayes was appointed a director of the Company in May 1993. Mr. Hayes is also the owner of Lincoln Consulters & Investors, Inc., an investing and consulting firm.

     Jack Howard was appointed Acting President of the Company in September 1994. Mr. Howard had previously been elected a director of the Company in May 1994. Since 1989, he has been a principal of the Mutual Securities, Inc., a division of Cowles Sabol & Co. (securities brokers). He was a registered representative with F.A.S. Securities (securities brokers) from 1984 to 1989. Mr. Howard serves on the Board of Directors of Roses Stores, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

Board Meetings and Committees

     The Board of Directors of the Company held four formal meetings during the fiscal year ended December 31, 1996. Additionally it acted twice by unanimous written consent. Presently, the Board of Directors has no standing committees. Each director, other than Mr. Hayes, attended in person (or participated by telephone) more than 75% of the total number of Board meetings held during the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth all compensation paid to the Company's Acting President during 1996. No other executive officer received annual compensation at the rate of $100,000 or more during the fiscal year ended December 31, 1996.

                         SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                                                               Compensation
                                                                                                  Awards
                                      Fiscal           Annual Compensation                       All Other
Name and Principal Position            Year         Salary($)       Bonus($)         Options(#)          Compensation
---------------------------            ----         ---------       --------         ----------          ------------
Jack Howard                            1996            -0-            -0-                 -0-                  -0-
Acting President (1)                   1995            -0-            -0-              32,500                  -0-

--------------------------------------
(1) Mr. Howard was appointed Acting President of the Company in September 1994. Mr. Howard receives no salary or bonus for services rendered as Acting President.

Stock Options

     No executive officer was granted options during the last fiscal year.

              Aggregated Option Exercises in Last Fiscal Year
                          and FY-End Option Values

     The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1996 and the number of unexercised options held by the Company's executive officers at the end of such fiscal year:

                                                                                                    Value of
                                                                    Number of                      Unexercised
                                                                   Unexercised                    in-the-Money
                              Shares           Value               Options at                      Options at
                            Acquired on      Realized               FY-End(#)                       FY-End($)
          Name              Exercise(#)         ($)         Exercisable/Unexercisable     Exercisable/Unexercisable(1)
          ----              -----------      --------       -------------------------     ----------------------------
Jack Howard                      0               0                10,500/22,000                        0/0
Warren G.                        0               0                35,333/66,667                        0/0
Lichtenstein

      (1) Based on the average high/low bid/ask prices for the Common Stock as reported by the National Quotations Bureau, as of December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 14, 1997 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group. Shares listed below have been adjusted to reflect the one-for-five reverse stock split effective September 22, 1994.

                                                                    Amount and
                                                                     Nature of
Name and Address                                                    Beneficial             Percent
of Beneficial Owner                                                  Ownership            of Class
-------------------                                                 -----------           --------
Warren G. Lichtenstein
 750 Lexington Avenue
 New York, NY 10022.............................................    1,806,609(1)(2)          49.7%

Ronald W. Hayes
 810 Saturn Street
 Jupiter, FL 33477-4398.........................................       36,840(3)              1.0%

Jack Howard
 2927 Montecito Avenue
 Santa Rosa, CA 95404...........................................       23,420(4)              0.7%

Steel Partners II, L.P.
 750 Lexington Avenue
 New York, NY 10022.............................................      892,608(2)             24.8%

Steel Partners Services, Ltd.
 750 Lexington Avenue
 New York, NY 10022.............................................      827,716(2)             22.9%

George Soros
888 Seventh Avenue
New York, NY 10106..............................................      827,716(2)(5)          22.9%

Ryback Management Corporation
7711 Corondelet Avenue
St.Louis,MO 63105...............................................      528,800(6)            14.67%

Peter Cundill & Associates
 15 Alton Hill
 Southampton SN 01
 BERMUDA........................................................      200,000(7)              5.5%

All directors and executive officers as a
group (three persons)...........................................    1,866,959(8)               51%

(1) Includes 46,952 shares beneficially owned by Mr. Lichtenstein and 35,333 shares underlying stock options which may be acquired within 60 days, (a total of 1,726,342 shares owned by Steel Partners II, L.P. and Steel Partners Services, Ltd. ("Services") over which Mr. Lichtenstein possesses voting power by virtue of his positions with such entities. He disclaims beneficial ownership in such shares.

(2) More than one beneficial owner is listed above for the same securities, since the total shares owned beneficially by Steel Partners II and Services are included in the shares beneficially owned by Mr. Lichtenstein. See Note (1) above.

(3) Includes 11,500 shares which may be acquired within 60 days through the exercise of stock options.

(4) Includes 10,500 shares which may be acquired within 60 days through the exercise of stock options.

(5) Represents the same shares as are reported by Services. Mr. Soros may be deemed to beneficially own such shares in his capacity as chairman of an investment advisory firm conducting business as Soros Fund Management LLC ("SFM LLC"), which acts as investment advisor to several foreign investment companies including Quota Fund, N.V. ("Quota"). SFM LLC, on behalf of Quota, has granted investment discretion over certain funds of Quota to Services pursuant to an investment advisory contract between Quota and Services. The Shares reported herein as being held for the account of Quota were acquired at the discretion of Services. Pursuant to regulations promulgated under Section 13(d) of the Securities Exchange Act of 1934, and notwithstanding that none of Mr. Soros, SFM LLC or Quota currently exercises voting or dispositive power over the Shares, Mr. Soros (as the chairman and the person ultimately in control of SFM LLC) may be deemed a beneficial owner of such shares, as a result of the contractual authority of SFM LLC to acquire voting and dispositive power with regard to the securities of the Issuer held for the account of Quota by Services.

(6) As reported in the Shareholder's most recent Schedule 13G. Represents 309,000 shares held by Lindner Growth Fund and 219,800 shares held by Lindner Bulwark Fund.

(7)   As reported in the Shareholder's most recent Schedule 13D.

(8) Includes 1,726,342 shares owned by Steel Partners II, L.P. and Services over which Mr. Lichtenstein possesses voting power by virtue of his position with such entities and 55,333 shares which may be acquired within 60 days through the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As compensation for services rendered in connection with the Marsel acquisition, Marsel paid WGL Capital Corp. ("WGL"), an entity in which Mr. Lichtenstein is the President and sole shareholder, $175,000 and the Company issued to Mr. Lichtenstein options to purchase 100,000 shares of its common stock, vesting in four equal annual installments commencing in December 1996, at an exercise price of $3.92 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                         Description
--------                       -----------

  2.1 Agreement and Plan of Merger of Gateway Industries, Inc., a Delaware Corporation, and Gateway Communications, Inc., a California Corporation. (a)

  3.1        Articles of Incorporation. (a)

  3.2        Bylaws. (a)

 10.8 Amended and Restated 1990 Incentive Stock Option Plan and 1990 Nonstatutory Stock Option Plan. (b)

 10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (c)

 10.11 Stock Purchase Agreement, dated December 21, 1996, between Gateway Industries, Inc. and Richard A. Hickland. (d)

-------------------------------

     (a) Filed as an exhibit to Registrant's Proxy Statement for Special Meeting of Shareholders held on September 9, 1994, such previously filed exhibit being incorporated herein by this reference.

     (b) Incorporated herein by reference from the Registrant's Form 10-KSB filed with the Commission on or about April 14, 1996.

     (c) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, such previously filed exhibit being incorporated herein by this reference.

     (d) Incorporated herein by reference from the Registrant's Form 8-K with Commission on or about January 5, 1997.

(b) Reports on Form 8-K

     During the last quarter of the period covered by this report the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GATEWAY INDUSTRIES, INC.


Date: March 31, 1997                 By: /s/ Jack Howard
                                        ----------------------------------
                                        Jack Howard, Acting President



Date: March 31, 1997                 By: /s/ Warren G. Lichtenstein
                                         ----------------------------------
                                         Warren G. Lichtenstein
                                         Chairman of the Board and
                                         Principal Financial Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 31, 1997                             /s/ Jack Howard
                                                 --------------------------
                                                 Jack Howard
                                                 Director



Date: March 31, 1997                             /s/ Warren G. Lichtenstein
                                                 --------------------------
                                                 Warren G. Lichtenstein
                                                 Director



Date:
                                                 ---------------------------
                                                 Ronald Hayes
                                                 Director