Form 10KSB/A
period 1996-12-31
GATEWAY INDUSTRIES INC /CA/
filed 1997-04-15
CIK 725876

                              The following Items were the subject of a Form 12b-25 and are included herein:Items 6 and 7.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the fiscal year ended December 31, 1996

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
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
                                                             Yes X  No
                                                                ---   ---

         Registrant's revenues from continuing operations for its most recent fiscal year - $-0-
              ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                              Yes X  No
                                                                ---   ---

     The aggregate market value of voting stock held by non-affiliates of the Registrant at March 14, 1997 was approximately $3,792,625 based on the last sale price of $2 1/8 for such stock on that date.

         As of March 14, 1997, the Registrant had 3,592,000 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:
None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Sale of Marsel Mirror & Glass Products, Inc.

     On December 21, 1996, the Company sold all the outstanding shares of Marsel, its only operating business which it acquired on November 24, 1995. See "Business - The Company." Accordingly, a comparison of operating results with prior periods is not meaningful.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $6,045,000 at December
31, 1996. Cash, cash equivalents and short-term investments totaled $848,000 at December 31, 1995. The increase of cash during 1996 was due to the receipt of approximately $5,600,000 of net proceeds of the Rights Offering consummated by the Company in the third quarter of 1996.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

Item 7.  Financial Statements

                         Report of Independent Auditors


The Board of Directors
Gateway Industries, Inc.

We have audited the accompanying consolidated balance sheet of Gateway Industries, Inc. (the "Company") as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Industries, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


New York, New York
April 3, 1997

                            Gateway Industries, Inc.

                           Consolidated Balance Sheet

                                December 31, 1996

Assets
Current assets:
   Cash and cash equivalents                                         $6,045,000
   Prepaid expenses and other current assets                             16,000
                                                                     ----------
Total assets                                                         $6,061,000
                                                                     ==========


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                  $   25,000
   Accrued expenses and other liabilities                               348,000
                                                                     ----------
Total liabilities                                                       373,000
Commitments and contingencies (Note 1)                                       --

Shareholders' Equity: (Notes 2, 4 and 6)
   Preferred stock,  $.10 par value, 1,000,000 shares authorized, no
     shares issued and outstanding                                           --

   Common stock, $.001 par value, 10,000,000 shares authorized,
     3,592,022 shares issued and outstanding                              4,000
   Capital in excess of par value                                     9,555,000
   Accumulated deficit                                               (3,825,000)
   Treasury stock, 11,513 shares                                        (46,000)
                                                                     ----------
Total shareholders' equity                                            5,688,000
                                                                     ----------
Total liabilities and shareholders' equity                           $6,061,000
                                                                     ==========

See accompanying notes.

                            Gateway Industries, Inc.

                      Consolidated Statements of Operations



                                                  Year ended December 31
                                               1996                    1995
                                               ----                    ----

Net sales                                    $ 16,878,000           $ 1,669,000
Cost of sales                                  15,569,000             1,435,000
                                              ------------           ----------
Gross profit                                    1,309,000               234,000

Sales and marketing                             1,389,000               168,000
General and administrative expenses             2,085,000               285,000
                                              ------------           ----------
Operating loss                                 (2,165,000)             (219,000)

Other income (expense):
  Interest income                                  98,000               173,000
  Interest expense                               (789,000)              (67,000)
  Other income                                     31,000                 1,000
  Loss on sale of investment                     (115,000)                   --
  Write down of investment to fair value         (115,000)                   --
                                              ------------           ----------
Total other income (expense)                     (890,000)              107,000
                                              ------------           ----------
Net loss                                      $ (3,055,000)          $ (112,000)
                                              ============           ==========

Net loss per share                                 $ (1.61)              $ (.11)
                                              ============           ==========
Weighted average number of shares                1,893,000            1,035,000
                                              ============           ==========

See accompanying notes.

                            Gateway Industries, Inc.

                       Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1995




                                                                  Capital In
                                        Common       Stock        Excess of    Accumulated     Treasury
                                        Shares       Amount       Par Value      Deficit         Stock          Total
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1994           1,035,013   $     1,000   $ 3,950,000   $  (658,000)   $      --      $ 3,293,000
Net loss                                    --            --            --        (112,000)          --         (112,000)
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1995           1,035,013         1,000     3,950,000      (770,000)          --      $ 3,181,000
Purchase of treasury stock                  --            --            --            --          (46,000)       (46,000)
Common stock issued                    2,557,009         3,000     5,605,000          --             --        5,608,000
Net loss                                    --            --            --      (3,055,000)          --       (3,055,000)
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1996           3,592,022   $     4,000   $ 9,555,000   $(3,825,000)   $   (46,000)   $ 5,688,000
                                     ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes.

                            Gateway Industries, Inc.

                      Consolidated Statements of Cash Flows



                                                            Year ended December 31
                                                            1996               1995
                                                         -----------    -----------
Cash flows from operating activities
Net loss                                                 $(3,055,000)   $  (112,000)
Adjustments to reconcile net loss to
  net cash provided by
  (used in) operating activities:
  Depreciation and amortization                              345,000         29,000
  Provision for losses on accounts receivable                 64,000          5,000
  Loss on sale of investment                                 115,000           --
  Write down of investment to fair value                     115,000           --
  Changes in operating assets and liabilities,
    net of effects from sale and purchase of
    Marsel in 1996 and 1995, respectively:

      Accounts receivable                                    363,000       (123,000)
      Inventories                                            722,000       (865,000)
      Prepaid expenses and other
        current assets                                        44,000       (169,000)
      Other assets                                              --            7,000
      Accounts payables                                    1,384,000        383,000
      Accrued expenses and other liabilities                 571,000        320,000
      Other long-term liabilities                            (70,000)          --
                                                         -----------    -----------
Cash provided by (used in) operating activities              598,000       (525,000)
                                                         -----------    -----------

Cash flows from investing activities:
Purchase of machinery and equipment                         (151,000)          --
Acquisition of Marsel Mirror and Glass Products, Inc.,
  net of cash acquired                                          --       (2,579,000)
Cash included in disposition of Marsel                      (447,000)          --
                                                         -----------    -----------
Net cash used in investing activities                       (598,000)   $(2,579,000)
                                                         ===========    ===========

                            Gateway Industries, Inc.

                                                      Year ended December 31
                                                       1996          1995
                                                   -----------    -----------
Cash flows from financing activities:
Proceeds from issuance of common stock               5,753,000           --
Share issuance expenses                               (145,000)          --
Purchase of treasury stock                             (46,000)          --
Repayments of capital lease obligations               (192,000)       (20,000)
Net proceeds (repayments) of short-term debt          (173,000)       498,000
                                                   -----------    -----------
Net cash provided by financing activities            5,197,000        478,000
                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents     5,197,000     (2,626,000)
Cash and cash equivalents at beginning of year         848,000      3,474,000
                                                   -----------    -----------
Cash and cash equivalents at end of year           $ 6,045,000    $   848,000
                                                   ===========    ===========



See accompanying notes.

                           Gateway Industries, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Organization, Current Business Activities and Summary of Significant Accounting Policies

Organization

Gateway Industries, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 24, 1994, and was the successor, by merger, to Gateway Communications, Inc., a California corporation incorporated on March 6, 1981. Until its decision in May 1994 to cease revenue producing activities, the Company's principal business was to design, develop, manufacture and market local and wide area networking communications products.

On November 24, 1995, Glass Acquisition Corp., a wholly-owned subsidiary of Gateway Industries, Inc., acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. ("Old Marsel") and the related real estate interest of Barlow Associates ("Barlow") from which Old Marsel conducted its business in Brooklyn, New York. Old Marsel was one of the originators of mass producing mirrors for consumption across the country. Its products are sold throughout the country through the nation's mass-merchants. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. ("Marsel").

On December 21, 1996, the Company sold all outstanding shares of its wholly-owned subsidiary, Marsel, to an unrelated third party for $1.00, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company has the right to purchase 50% of the outstanding shares of Marsel until December 21, 1999 for $2.00. The Company paid $75,000 to Marsel's lender and has issued approximately $300,000 of guarantees on behalf of Marsel, which has been accrued for in the financial statements. Subsequent to December 31, 1996, the Company paid approximately $200,000 pursuant to two of the guarantees. In addition, the Agreement contains provisions relating to the allocation between the Company and the unrelated third party of sums from the sale or liquidation of Marsel or the sale of equity in Marsel by the unrelated third party, if either occur. The purchase price and terms were determined by the Company and the unrelated third party following the expiration of Marsel's credit facility and said bank's demand for immediate repayment of all outstanding balances, Marsel's failure to negotiate a financing agreement with a new commercial lender and the failure of Marsel to obtain an extension of its letter of credit beyond December 31, 1996. Since the Company has a contingent 50% interest in Marsel, the above transaction has not been accounted for as a discontinued operation.

                            Gateway Industries, Inc.

1. Organization, Current Business Activities and Summary of Significant Accounting Policies (continued)

Organization (continued)

On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment were recorded at cost and were depreciated on the straight-line basis over their estimated useful lives. Leasehold improvements were amortized over the shorter of their estimated useful lives or the remaining lease term. Maintenance and repairs were charged to operations, while replacements and improvements were capitalized. Upon retirement or disposal, the asset cost and accumulated depreciation were removed from the respective accounts and any resulting gain or loss was included in operations. Amortization of assets under capital leases was included in depreciation and amortization expense.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents were principally held at one financial institution.

                            Gateway Industries, Inc.

1. Organization, Current Business Activities and Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Net loss per share was calculated using the weighted average number of common shares outstanding and, when dilutive, common stock equivalents.

2. Rights Offering

The Company completed a rights offering of 2,557,009 shares of common stock at $2.25 per share in August 1996. Costs incurred with respect to the registration of the shares amounted to approximately $145,000.

3. Income Taxes

Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109") requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of FAS 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes will actually be paid or refunds received.

Income taxes consist of the following:


                                               Year ended December 31
                                                   1996     1995
                                                  -----     -----
Current:
 Federal                                          $  --     $  --
 State and local                                     --        --
                                                  -----     -----
Deferred:
 Federal                                             --        --
 State and local                                     --        --
                                                  -----     -----
                                                  $  --     $  --
                                                  =====     =====

                            Gateway Industries, Inc.

3. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                    1996               1995
Deferred tax assets:
  Reserves and allowances                       $   120,000         $   750,000
  Net operating loss carry-forward                2,807,000           2,124,000
                                                  ---------           ---------
Total deferred tax assets                         2,927,000           2,994,000
Valuation allowance                              (2,927,000)         (2,994,000)
                                                 ----------          ----------
Deferred tax assets, net of valuation
 allowance                                      $     -              $     -
                                                 ==========          ==========


The deferred tax assets were offset by a valuation allowance in both 1996 and 1995 due to the uncertainty of realizing the Federal and State income tax benefits associated with these deferred tax assets.

At December 31, 1996, the Company had net operating loss carry-forwards of approximately $7,311,000 and $5,420,000 that expire between 2000 and 2010 for Federal and California purposes, respectively. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

4. Employee Benefit Plans

Employee Stock Purchase Plan

Pursuant to the terms of the 1987 Employee Stock Purchase Plan, 6,595 shares of common stock are reserved for purchase by employees. Eligible employees may, through payroll deductions, purchase common stock under the plan at a purchase price of 85% of the lesser of the fair market value of the Company's common stock on the first or last day of each six-month offering period.

                            Gateway Industries, Inc.

4. Employee Benefit Plans (continued)

Profit Sharing Plan

In January 1986, the Company established a profit sharing plan for all eligible employees. The plan is a noncontributory, defined contribution plan which provides for contributions from the Company based on eligible compensation. Company contributions vest over five years (amended in January 1991 from seven years) from the date of the employee's initial hiring. The Company has made no contribution for the years ended December 31, 1996 and 1995.

Retirement Plan

In January 1986, the Company established a 401(K) employees retirement plan for all eligible employees. Under the plan, the Company contributes matching amounts for employee contributions up to a maximum of $1,000 per employee. Company contributions fully vest at the time the contribution is made. The Company's contributions for each of the years ended December 31, 1996 and 1995 were approximately $2,000.

5. Supplemental Cash Flow Information

Cash paid for interest in 1996 and 1995 amount to approximately $509,000 and $37,000, respectively. Cash paid for income taxes in 1996 amounts to approximately $15,000. No cash payments were made for income taxes in 1995.

6. Stock Option Plans

The 1990 Incentive Stock Option and Nonstatutory Stock Option Plans, as amended in December 1995, provide for the granting of incentive stock options to employees of the Company and nonstatutory stock options to directors and employees of the Company. Under the plans, options may be granted at prices not less than the fair market value of the shares on the date of grant and may be granted with expiration dates from five to eight years from the date of grant. Directors who are not employees of the Company are granted 2,000 options on January 31st of each year.

                            Gateway Industries, Inc.

6. Stock Option Plans (continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.18% and 5.09% to 6.29%; volatility factors of the expected market price of the Company's common stock of .71 and 1.36. The weighted-average expected life of the options is 5.8 years.
Dividends are not expected in the future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                 Year ended December 31
                                                   1996               1995
                                               -----------          ---------
Pro forma net loss                             $ 3,624,000          $ 156,000
Pro forma net loss per share                   $      1.91          $     .14

                            Gateway Industries, Inc.

6. Stock Option Plans (continued)

     Stock option activity is summarized as follows:

                                                                Weighted-
                                                                 Average
                                                  Shares      Exercise Price
                                                 --------     --------------
Balance at January 1, 1995                         17,000        $   1.14
Granted                                           280,000        $   4.04
                                                 --------        --------
Balance at December 31, 1995                      297,000        $   3.87
Granted                                             2,000        $   2.25
Canceled                                          (78,000)       $   3.58
                                                 --------        --------
Options outstanding at December 31, 1996          221,000        $   3.96
                                                  =======        ========


The weighted average fair value of options granted during 1996 and 1995 is $1.64 and $3.38, respectively. The exercise prices for options outstanding as of December 31, 1996 ranged from $3.44 to $4.25. The weighted average remaining contractual life of these options is 5.5 years.

At December 31, 1996, 425,400 shares of the Company's common stock were reserved for issuance under the plans and options as to 126,400 shares were available for future grant.

At December 31, 1996, approximately 37,000 options were exercisable.

7. Pro Forma Information (Unaudited)

As discussed in Note 1, on December 21, 1996, the Company sold the stock of its subsidiary for $1. The operations of Marsel are included in the statement of operations for the years ended December 31, 1996 and 1995 from the date of its acquisition, November 22, 1995, through the date of its sale, December 21, 1996.

The pro forma unaudited results of operations for the year ended December 31, 1995, assuming the sale of Marsel had been consummated as of January 1, 1995, are as follows (in thousands, except per share data):

          Revenues                           $      -
          Net loss                              3,015
          Net loss per common share             $2.91

Item 13.  Exhibits

Exhibit 27 -- Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY INDUSTRIES, INC.


Date:    April 15, 1997              By: /s/Jack Howard
                                         -----------------------------
                                         Jack Howard, Acting President


Date:    April 15, 1997              By: /s/ Warren G. Lichtenstein
                                         -----------------------------

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



Date:    April 15, 1997                /s/ Jack Howard
                                       -------------------------
                                           Jack Howard
                                           Director


Date:    April 15, 197                 /s/ Warren G. Lichtenstein
                                       --------------------------
                                           Warren G. Lichtenstein
                                           Director



Date:                                  __________________________
                                       Ronald Hayes
                                       Director