Form 10QSB
period 1997-03-31
GATEWAY INDUSTRIES INC /CA/
filed 1997-05-14
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR QUARTER ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.

        (Exact name of small business issuer as specified in its charter)

                     Delaware                              33-0637631
                     --------                              ----------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

               750 Lexington Avenue
                New York, New York                           10022
                ------------------                           -----
         (Address of principal executive offices)          (Zip Code)

          Issuer's telephone number, including area code: 212-446-5216
                                                          ------------

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

         As of May 1, 1997, the Registrant had approximately 3,592,000 shares of Common Stock outstanding.

                            Gateway Industries, Inc.
Index


Part I--Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheet--March 31, 1997..........    3

           Condensed Consolidated Statements of Operations--
           Three Months Ended March 31, 1997 and 1996....................    4

           Condensed Consolidated Statements of Cash Flows--
           Three Months Ended March 31, 1997 and 1996.....................   5

           Notes to Condensed Consolidated Financial Statements...........   6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......   7

Item 6.  Exhibits.........................................................   7


Part II--Other Information

None

                            Gateway Industries, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 1997



Assets
Current assets:
Cash and cash equivalents                                        $5,840,000
Prepaid expenses and other current assets                            32,000
                                                                 ----------
Total current assets                                              5,872,000
                                                                 ----------
Total assets                                                     $5,872,000
                                                                 ==========
Liabilities and Shareholders' equity Current liabilities:
Accounts payable                                                     $8,000
Accrued expenses and other liabilities                              166,000
                                                                 ----------
Total current liabilities                                           174,000
                                                                 ----------
Total liabilities                                                   174,000

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding                                       -
Common stock, $.001 par value, 10,000,000 shares authorized,
3,592,000 shares issued and outstanding                               4,000
Capital in excess of par value                                    9,555,000
Accumulated deficit                                              (3,815,000)
Treasury stock                                                      (46,000)
                                                                 ----------
Total shareholders' equity                                        5,698,000
                                                                 ----------
Total liabilities and shareholders' equity                       $5,872,000
                                                                 ==========


See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                                      Three months ended
                                                           March 31
                                                  ---------------------------
                                                    1997              1996
                                                  --------         ----------
Net sales                                           $ ---          $4,431,000
Cost of sales                                         ---           3,932,000
Gross profit                                          ---             499,000
Sales and marketing                                   ---             358,000
General and administrative expenses                64,000             411,000
                                                 --------          ----------
Operating loss                                    (64,000)           (270,000)
Other income (expense):
Interest income                                    74,000               7,000
Interest expense                                      ---            (185,000)
Other income (expense)                                ---              (1,000)
                                                 --------          ----------
Total other income (expense)                       74,000            (179,000)
                                                 --------          ----------
Net income (loss)                                  10,000           $(449,000)
                                                =========          ==========
Net income (loss) per share                          $.00               $(.44)
                                                =========          ==========
Weighted average number of shares               3,592,000           1,025,000
                                                =========          ==========

See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                           Three months ended
                                                                                March 31
                                                                        ------------------------
                                                                         1997               1996
                                                                        -------            -------
Cash flows from operating activities
Net income (loss)                                                        $10,000          $(449,000)
Adjustments to reconcile net income (loss) to ne
   cash used in  operating activities:
Depreciation and amortization                                                ---             86,000
Changes in operating assets and liabilities:
Accounts receivable                                                          ---            (64,000)
Inventories                                                                  ---           (557,000)
Prepaid expenses and other current assets                                (16,000)           (32,000)
Accounts payable                                                         (17,000)           104,000
Accrued expenses and other liabilities                                  (182,000)           294,000
Net cash used in operating activities                                   (205,000)          (618,000)
                                                                       ---------         ----------
Cash flows from investing activities
Purchase of property and equipment                                           ---            (34,000)
Net cash used in investing activities                                        ---            (34,000)
                                                                       ---------         ----------
Cash flows from financing activities
Purchase of treasury stock                                                   ---            (46,000)
Repayments of capital lease obligations                                      ---            (61,000)
Repayments of short-term financing                                           ---         (4,304,000)
Proceeds from short-term financing                                           ---          4,789,000
Net cash provided by financing activities                                    ---            378,000
                                                                       ---------         ----------
Decrease in cash and cash equivalents                                   (205,000)          (274,000)
Cash and cash equivalents at beginning of year                         6,045,000            848,000
Cash and cash equivalents at end of year                               5,840,000           $574,000
                                                                       =========          =========

See accompanying notes.

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Earnings per Share

In February 1997, the Financial Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

3. Pro Forma Information (Unaudited)

On December 21, 1996, the Company sold the stock of its subsidiary Marsel Mirror and Glass Products, Inc. ("Marsel") for $1. The operations of Marsel are included in the statement of operations for the three months ended March 31, 1996.

The pro forma unaudited results of operations for the three months ended March 31, 1996, assuming the sale of Marsel had been consummated as of January 1, 1996, are as follows (in thousands, except per share date):

         Revenues                                    $------
         Net loss                                    $51,000
         Net loss per common share                      $.05

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
-------         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The financial statements included in this Report as of, and for the quarter ended, March 31, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). On December 21, 1996, the Company sold all the outstanding shars of Marsel. The Company currently has no operating business. Accordingly, a comparison of operating results with prior periods is not material.

Liquidity and Capital Resources

         The Company's cash and cash equivalents totaled $5,840,000 at March 31, 1997, a decrease of $206,000 from $6,046,000 at December 31, 1996. The decrease in cash during the first quarter of 1997 was attributable to the payment in the quarter ended March 31, 1997 of guarantees of certain of Marsel's payables which were accrued as of December 31, 1996.

         While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.


Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K
-------

         Exhibit 27 - Financial Data Schedule.

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

                                  Gateway Industries, Inc.
                                  ------------------------
                                  (Registrant)


Date: May 13, 1997                By:
                                     ------------------------------------------
                                     Warren G. Lichtenstein
                                     Chairman of the Board
                                     and Principal Financial
                                     and Accounting Officer