Form 10QSB
period 1997-06-30
GATEWAY INDUSTRIES INC /CA/
filed 1997-08-11
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1997
                                            -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                            33-0637631
-----------------------------------                          ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

     750 Lexington Avenue
      New York, New York                                            10022
---------------------------------------                      ------------------
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

     As of August 1, 1997, the Registrant had approximately 3,592,000 shares of Common Stock outstanding.

                            Gateway Industries, Inc.
Index.

Part I--Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheet--June 30, 1997 ...............  3

          Condensed Consolidated Statements of Operations--
          Three and Six Month Periods Ended June 30, 1997 and 1996 ..........  4

          Condensed Consolidated Statements of Cash Flows--
          Six Months Ended June 30, 1997 and 1996 ...........................  5

          Notes to Condensed Consolidated Financial Statements ..............  6

Item 2. Management's Discussion and Analysis or Plan of Operations ..........  7

Item 6. Exhibits ............................................................  7


Part II--Other Information

None

                            Gateway Industries, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  June 30, 1997


Assets

Current assets:

Cash and cash equivalents                                           $ 5,755,000

Prepaid expenses and other current assets                                28,000
                                                                    -----------

Total current assets                                                  5,873,000
                                                                    -----------

Total assets                                                        $ 5,873,000
                                                                    ===========


Liabilities and Shareholders' equity
Current liabilities:

Accounts payable                                                    $     4,000

Accrued expenses and other liabilities                                   78,000
                                                                    -----------

Total current liabilities                                                82,000
                                                                    ===========


Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding                                           --
Common stock, $.001 par value, 10,000,000 shares authorized,
3,592,022 shares issued and outstanding                                   4,000
Capital in excess of par value                                        9,555,000
Accumulated deficit                                                  (3,812,000)
Treasury stock, 11,513 shares                                           (46,000)
                                                                    -----------

Total shareholders' equity                                            5,701,000
                                                                    -----------

Total liabilities and shareholders' equity                          $ 5,873,000
                                                                    ===========


See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                           For the Three Months         For the Six Months
                                              Ended June 30,               Ended June 30,
                                          1997            1996         1997           1996
                                          ----            ----         ----           ----
Net sales                             $      --        3,968,000    $      --      $ 8,399,000
Cost of sales                                --        3,604,000           --        7,536,000
                                      -----------    -----------    -----------    -----------
Gross profit                                 --          364,000           --          863,000

Sales and marketing                          --          335,000           --          693,000
General and administrative expenses        71,000        652,000        135,000      1,063,000
                                      -----------    -----------    -----------    -----------
Operating Loss                            (71,000)      (623,000)      (135,000)      (893,000)
Other income (expense):
 Interest income                           74,000          8,000        148,000         15,000
 Interest expense                            --         (192,000)          --         (377,000)
                                                                           --            9,000
 Other income                                --            2,000           --            1,000
                                      -----------    -----------    -----------    -----------
Total other income (expense)               74,000       (182,000)       148,000       (361,000)
                                      -----------    -----------    -----------    -----------

Net income (loss)                     $     3,000       (805,000)   $    13,000    $(1,254,000)
                                      ===========    ===========    ===========    ===========


Net income (loss) per share           $      --      $      (.79)   $      --      $     (1.22)
                                      ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                             3,592,000      1,024,000      3,592,000      1,024,000
                                      ===========    ===========    ===========    ===========

See accompanying notes

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                               For the Six Months
                                                                  Ended June 30
                                                             1997            1996
                                                             ----            ----
Cash flows from operating activities:
Net income (loss)                                        $    13,000    $(1,254,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization                                   --          173,000
Changes in operating assets and liabilities:
Accounts receivable                                             --           90,000
Inventories                                                     --          171,000
Prepaid expenses and other current assets                    (12,000)       (97,000)
Accounts payable                                             (21,000)       397,000
Accrued expenses and other liabilities                      (270,000)       144,000
                                                         -----------    -----------

 Total Adjustments                                          (303,000)       878,000
                                                         -----------    -----------

Net cash used in operating activities                       (290,000)      (376,000)
Cash flows from investing activities:
Purchase of machinery and equipment                             --          (68,000)
                                                         -----------    -----------
Net cash used in investing activities                           --          (68,000)

Cash flows from financing activities:
Share issuance expense                                          --          (30,000)
Purchase of treasury stock                                      --          (46,000)
Repayments of capital lease obligations                         --         (116,000)
Repayments of short-term financing                              --       (8,569,000)
Proceeds from short-tenn financing                              --        8,855,000
                                                         -----------    -----------
Net cash provided by financing activities                       --           94,000
                                                         -----------    -----------

Net decrease in cash                                        (290,000)      (350,000)
Cash and cash equivalents at beginning of period           6,045,000        848,000
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 5,755,000    $   498,000
                                                         ===========    ===========

See accompanying notes.

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended December 31,1996.

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

3. Pro Forma Information (Unaudited)

On December 21, 1996, the Company sold the stock of its subsidiary Marsel Mirror and Glass Products, Inc. ("Marsel") for $1. The operations of Marsel are included in the statement of operations for the three and six months ended June 30, 1996.

The pro forma unaudited results of operations for the six months ended June 30, 1996, assuming the sale of Marsel had been consummated as of January 1, 1996, are as follows:

                   Revenues                              $     --

                   Net loss                              $  86,000

                   Net loss per common share             $     .02

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The financial statements included in this Report as of, and for the quarter and six months ended, June 30, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). On December 21, 1996, the Company sold all the outstanding shares of Marsel. The Company currently has no operating business. Accordingly, a comparison of operating results with prior periods is not material.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $5,755,000 at June 30, 1997, a decrease of $290,000 from December 31, 1996. The decrease in cash during the first quarter of 1997 was attributable to the payment in the six months ended June 30, 1997 of guarantees of certain of Marsel's payables which were accrued as of December 31, 1996.

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

                                               Gateway Industries, Inc.
                                               -----------------------
                                               (Registrant)

Date: August 8, 1997                           By: _________________________
      --------------                           Warren G. Lichtenstein
                                               Chairman of the Board
                                               and Principal Financial
                                               and Accounting Officer