Form 10QSB/A
period 1997-06-30
GATEWAY INDUSTRIES INC /CA/
filed 1997-08-13
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.

        (Exact name of small business issuer as specified in its charter)

                Delaware                               33-0637631
    -------------------------------                 ----------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          750 Lexington Avenue
       New York, New York                               10022
----------------------------------------            ----------------
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

         The Registrant hereby amends Item 2 of its Form 10-QSB for the quarter ended June 30, 1997 to include a corrected balance sheet as of June 30, 1997 filed herewith.

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated:   August 12, 1997
                                           GATEWAY INDUSTRIES, INC.


                                           By: /s/ Jack Howard
                                               -------------------------------
                                               Jack Howard, Acting President

                            Gateway Industries, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  June 30, 1997
                                   (Corrected)



Assets
Current assets:
Cash and cash equivalents                                            $5,755,000
Prepaid expenses and other current assets                                28,000
                                                                     ----------
Total current assets                                                  5,783,000
                                                                     ----------
Total assets                                                         $5,783,000
                                                                     ==========

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable                                                         $4,000
Accrued expenses and other liabilities                                   78,000
                                                                     ----------
Total current liabilities                                                82,000
                                                                     ==========

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding                                           -
Common stock, $.001 par value, 10,000,000 shares authorized,
3,592,022 shares issued and outstanding                                   4,000
Capital in excess of par value                                        9,555,000
Accumulated deficit                                                  (3,812,000)
Treasury stock, 11,513 shares                                           (46,000)
                                                                     ----------
Total shareholders' equity                                            5,701,000
                                                                     ----------
Total liabilities and shareholders' equity                           $5,783,000
                                                                     ==========


See accompanying notes.