Form 10QSB
period 1997-09-30
GATEWAY INDUSTRIES INC /CA/
filed 1997-11-14
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1997

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

     As of November 3, 1997, the Registrant had approximately 3,592,000 shares of Common Stock outstanding.

                            Gateway Industries, Inc.
Index


Part I--Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheet--September 30, 1997............... 3

     Condensed Consolidated Statements of Operations--
     Three and Nine Month Periods Ended September 30, 1997 and 1996......... 4

     Condensed Consolidated Statements of Cash Flows--
     Nine Months Ended September 30, 1997 and 1996.......................... 5

     Notes to Condensed Consolidated Financial Statements................... 6

Item 2. Management's Discussion and Analysis or Plan of Operations.......... 7

                            Gateway Industries, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1997



Assets
Current assets:
Cash and cash equivalents                                           $ 5,762,000
Prepaid expenses and other current assets                                10,000
                                                                    -----------
Total current assets                                                  5,772,000
                                                                    -----------
Total assets                                                        $ 5,772,000
                                                                    ===========

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable                                                    $    12,000
Accrued expenses and other liabilities                                   77,000
                                                                    -----------
Total current liabilities                                                89,000
                                                                    ===========

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued and outstanding                                           --
Common stock, $.001 par value, 10,000,000 shares authorized,
3,592,022 shares issued and outstanding                                   4,000
Capital in excess of par value                                        9,555,000
Accumulated deficit                                                  (3,830,000)
Treasury stock, 11,513 shares                                           (46,000)
                                                                    -----------
Total shareholders' equity                                            5,683,000
                                                                    -----------
Total liabilities and shareholders' equity                          $ 5,772,000
                                                                    ===========


See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                              For the Three Months                  For the Nine Months
                                              Ended September 30,                   Ended September 30,
                                             1997              1996               1997                 1996
                                             ----              ----               ----                 ----
Net sales                               $               $   5,048,000       $                  $    13,447,000
Cost of sales                                               4,643,000                               12,179,000
                                        ----------------------------------------------------------------------
Gross profit                                                  405,000                                1,268,000

Sales and marketing                                           379,000                                1,072,000
General and administrative expenses        93,000            255,000             228,000           1,318,000
                                        ----------------------------------------------------------------------
Operating Loss                            (93,000)          (229,000)           (228,000)         (1,122,000)
Other income (expense):
   Interest income                         75,000              7,000             224,000              22,000
   Interest expense                                          (197,000)                                (574,000)
   Other income                                                29,000                                   30,000
                                        ----------------------------------------------------------------------
Total other income (expense)               75,000           (161,000)            224,000            (522,000)
                                        ----------------------------------------------------------------------
Net income (loss)                       $ (18,000)      $   (390,000)       $     (4,000)       $ (1,644,000)
                                        ======================================================================

Net income (loss) per share             $    (.01)      $       (.29)       $       --          $      (1.24)
                                        ======================================================================
Weighted average number of shares
outstanding                             3,592,022          1,325,000           3,592,022           1,325,000
                                        ======================================================================

See accompanying notes.

                            Gateway Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                             For the Nine Months
                                                             Ended September 30

                                                            1997           1996
                                                         --------------------------
Cash flows from operating activities:
Net income (loss) ....................................   $    (4,000)   $(1,644,000)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization ........................                      259,000
Changes in operating assets and liabilities:
Accounts receivable ..................................                     (285,000)
Inventories ..........................................                      353,000
Prepaid expenses and other current assets ............         6,000         25,000
Accounts payable .....................................       (13,000)       532,000
Accrued expenses and other liabilities ...............      (271,000)       343,000
Net cash (used in) provided by operating activities ..      (282,000)      (417,000)
Cash flows from investing activities:
Purchase of machinery and equipment ..................                      (82,000)
                                                         --------------------------
Net cash used in investing activities ................                      (82,000)
Cash flows from financing activities:
Proceeds from issuance of common stock ...............                    5,779,000
Share issuance expense ...............................                     (130,000)
Purchase of treasury stock ...........................                      (46,000)
Repayments of capital lease obligations ..............                     (169,000)
Repayments of short-term financing ...................                   (4,444,000)
Proceeds from short-term financing ...................                    4,741,000
                                                         --------------------------
Net cash provided by financing activities ............                    5,731,000
                                                         --------------------------

Increase (decrease) in cash and cash equivalents .....      (282,000)     5,232,000
Cash and cash equivalents at beginning of period .....     6,044,000        848,000
                                                         --------------------------
Cash and cash equivalents at end of period ...........   $ 5,762,000    $ 6,080,000
                                                         ==========================

See accompanying notes.

1.   General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.   Pro Forma Information (Unaudited)

On December 21, 1996, the Company sold the stock of its subsidiary Marsel Mirror and Glass Products, Inc. ("Marsel") for $1. The operations of Marsel are included in the statement of operations for the three and nine months ended September 30, 1996.

The pro  forma  unaudited  results  of  operations  for the  nine  months  ended
September 30, 1996, assuming the sale of Marsel had been consummated as of January 1, 1996, are as follows:


         Revenues                              $         --
         Net loss                              $     82,000
         Net loss per common share             $        .02

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The financial statements included in this Report as of, and for the quarter and nine months ended, September 30, 1996 contain the consolidated financial condition and results of operation for the Company and its wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). On December 21, 1996, the Company sold all the outstanding shares of Marsel. The Company currently has no operating business. Accordingly, a comparison of operating results with prior periods is not material.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $5,762,000 at September 30, 1997, a decrease of $282,000 from December 31, 1996. The decrease in cash during the first quarter of 1997 was attributable to the payment during 1997 of guarantees of certain of Marsel's payables which were accrued as of December 31, 1996.

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 27    - Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Gateway Industries, Inc.
                                         (Registrant)


Date: November 11,1997         By: /s/Warren G. Lichtenstein
                                   -------------------------------
                                   Warren G. Lichtenstein
                                   Chairman of the Board
                                   and Principal Financial
                                   and Accounting Officer