Form 10KSB
period 1997-12-31
GATEWAY INDUSTRIES INC /CA/
filed 1998-03-31
CIK 725876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                   Delaware                             33-0637631
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

             150 East 52nd Street
              New York, New York                          10022
   (Address of principal executive offices)             (Zip Code)

          Issuer's telephone number, including area code: 212-813-1500

              Securities registered under Section 12(b) of the Act:
                                      None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

     Issuer had no revenues from continuing operations for its most recent fiscal year.

     No disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The aggregate market value of voting stock held by non-affiliates of the Registrant at March 6, 1998 was approximately $4,165,000, based on the average high/low bid/ask prices of $2.02 for such stock on that date.

     As of March 6, 1998, the Registrant had 3,592,024 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None

     Total number of pages in the numbered original (including exhibits) is 32.

                               Page 1 of 25 Pages
================================================================================

                                     PART I

ITEM 1.  Description of Business.

      On October 14, 1997, Gateway Industries, Inc. (the "Company") signed a letter of intent to acquire Only Multimedia Network, Incorporated ("OMNI"), a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors through its CastNet(TM) service. CastNet(TM) became operational recently, and OMNI has had limited revenues therefrom to date. Pursuant to the letter of intent, the Company advanced $450,000 ($360,000 in 1997) to OMNI, and OMNI issued its $500,000 secured promissary note due December 31, 1998. Gateway and OMNI are, at the date hereof, in discussions to revise certain terms of the letter of intent; there can be no assurance that such discussions will result in any revised agreement in principal or, if it so results and a revised letter of intent is signed, that the Merger Agreement contemplated thereby will be signed or, if signed, consummated.

      From November 22, 1995 through December 21, 1996, the Company was engaged in the manufacture and sale of mirror and glass products through its formerly wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel").

      In August, 1996, the Company completed a "rights offering" whereby each shareholder was granted the right to purchase additional shares of common stock at $2.25 per share. A total of 2,568,456 shares was purchased in the offering, and the Company received net proceeds therefrom of $5,649,000.

      The Company's principal business was the design, development, manufacture and sale of local area network communication products until, in September 1994, it sold substantially all its assets relating to its that business. The Company ceased revenue producing activities during the second quarter of 1994 in anticipation of the sale, and from then and until its acquisition of Marsel on November 22, 1995, it had no operating business.

      The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives, including the possible use of the Company's liquid assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $5,449,000. As yet, except as referred to above, the Board has not identified any potential candidates to acquire or with which to combine.

      The Company has no full time employees, although its Chairman and Acting President devote time to the Company's administrative needs and in exploring potential acquisitions and combinations. Its office is located at 150 East 52nd Street, New York, New York 10022, and its telephone number is (212) 813-1500.

      The Company was incorporated in Delaware in July 1994. On September 22, 1994, Gateway Communications, Inc. (the Company's predecessor), a California corporation, was merged into the Company. In connection therewith, Gateway Communications, Inc. effected a one-for-five reverse stock split of its common stock, no par value, into of the Company's Common Stock, $.001 par value ("Common Stock").


                               Page 2 of 25 Pages

ITEM 2.  Description of Property.

      The Company occupies offices at 150 East 52nd Street, New York, New York, 10022, under a sub-lease commencing April 1, 1998 and expiring March 30, 2001.

ITEM 3.  Legal Proceedings.

      There are no material pending legal proceedings against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.


                               Page 3 of 25 Pages

                                     PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters.

Market for Common Stock

      Since November 17, 1994, the Company's Common Stock has been traded over-the-counter using the symbol AGWAY@ on what is commonly referred to as the "Bulletin Board." The following table sets forth the high and low bid and ask prices during each quarter of its last two fiscal years, and during the first quarter of 1998 through March 6, 1998, as quoted on the Bulletin Board. Such prices represent quotations between broker-dealers, do not include retail markups and markdowns, or any commissions, and do not reflect prices in actual transactions.

                                                  CLOSING BID PRICES               CLOSING ASK PRICES
                                              -------------------------        -------------------------
                                              HIGH($)            LOW($)        HIGH($)            LOW($)
                                              -------            ------        -------            ------
    1996
    ----
FIRST QUARTER                                  8.25                4.25         9.00               4.50

SECOND QUARTER                                 7.75                3.75         8.25               4.50

THIRD QUARTER                                  3.625               2.125        4.50               2.50

FOURTH QUARTER                                 3.625               2.50         4.50               3.125

    1997
    ----
FIRST QUARTER                                  2.50                1.50         3.125              2.125

SECOND QUARTER                                 2.1875              2.00         2.625              2.25

THIRD QUARTER                                  2.00                1.625        2.3125             1.9375

FOURTH QUARTER                                 3.00                1.75         3.75               2.25

    1998
    ----
FIRST QUARTER (through March 6, 1998)          2.125               1.5625        2.50              1.875


                               Page 4 of 25 Pages

      Dividends

      The Company paid no dividends on its Common Stock and it does not anticipate doing so in the foreseeable future.

      Holders of Record

      At March 6, 1998, there were approximatly 1,400 holders of the Company's Common Stock.

ITEM 6.   Management's Discussion and Analysis or Plan of Operations.

Sale of Operating Business in 1996

      Since December 21, 1996, when the Company sold Marsel, then its only operating business, it has had no operating business. See "Item 1. Description of Business." Accordingly, a discussion and analyses of the Company's operating results during its fiscal year ended December 31, 1997 is not meaningful.

Liquidity and Capital Resources.

      The Company's cash, cash equivalents and short-term investments totaled $5,449,000 at December 31, 1997, compared with $6,061,000 at December 31, 1996.
The change arose primarily from the Company's $360,000 advance in 1997 to OMNI (see, Item 1, "Description of Business"), related expenses, and payments for administrative services.

Year 2000 Issue

      Until recently computer programs were written to store only two digits of date related information in order to more effectively handle and store data. Such programs are unable to properly distinguish between the year 1900 and the year 2000. This situation is frequently referred to as the "Year 2000 problem." The Company believes that all of its significant computer software is year 2000 compliant and that it will not need to modify or replace its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond.

ITEM 7.   Financial Statements.

      The Company's financial statements are filed as part of this Annual Report, as indicated in the Index to Financial Statements included in the Report.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.


                               Page 5 of 25 Pages

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of the Company are as follows:

      Name                    Age                 Position
      ----                    ---                 --------
Ronald W. Hayes               60        Director
810 Saturn Street
Suite 16-432
Jupiter, FL 33477-4398

Jack Howard                   36        Acting President and Director
2927 Montecito Avenue
Santa Rosa, CA 95404

Warren G. Lichtenstein        32        Chairman of the Board of Directors
150 East 52nd Street
New York, NY 10022

      Warren G. Lichtenstein was appointed a director of the Company in May 1994 and became Chairman of the Board in October 1995. He served as President and Director of Marsel from its inception in July 1995 until shortly after the acquisition of its business in November 1995, and continued as a director until its disposition in December 1996. Mr. Lichtenstein has served as the President of a General Partner of Steel Partners, L.P. since 1990, and a managing member of Steel Partners, LLC, the General Partner of Steel Partners II, L.P. since 1993. Mr. Lichtenstein has been Chairman of Steel Partners Services, Ltd. since 1993. He serves on the Boards of Saratoga Springs Water, Inc., a bottler and distributor of spring water, and Roses Holdings, Inc., formerly a chain of retail stores.

      Ronald W. Hayes was appointed a director of the Company in May 1993. Mr. Hayes is the owner of Lincoln Consulters & Investors, Inc., an investing and consulting firm.

      Jack Howard was appointed Acting President of the Company in September 1994. He was elected a director of the Company in May 1994. Since 1989, he has been a principal of the Mutual Securities, Inc., a division of Cowles Sabol & Co. (securities brokers). Mr. Howard serves on the Board of Directors of Roses Holdings, Inc. and Scientific Software Intercomp. Inc.


                               Page 6 of 25 Pages

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

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

Board and Committee Meetings

      The Board of Directors of the Company held four formal meetings during its fiscal year ended December 31, 1997. Presently, the Board of Directors has no standing committees. No director attended less than 75% of the total number of Board meetings held during the fiscal year.

ITEM 10.  Executive Compensation.

      The following table sets forth all compensation paid to the Company's Acting President during its fiscal year ended December 31, 1997. No other executive officer received annual compensation at the rate of $100,000 or more during the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                 Annual Compensation            Compensation
                                                 -------------------               Awards
                                                                                ------------
                                      Fiscal                                                           All Other
Name and Principal Position            Year         Salary($)     Bonus($)        Options(#)          Compensation
---------------------------            ----         ---------     --------        ----------          ------------
Jack Howard,                           1997            -0-        $50,000           25,000                -0-
  Acting President                     1996            -0-          -0-             32,500                -0-



                               Page 7 of 25 Pages

Stock Options

      The following table provides information with respect to stock options granted to all executive officers during the Company's last fiscal year. The Company has no Stock Appreciation Rights Plan and has issued no such rights.

                        Option Grants in Last Fiscal Year

                                               Individual Grants
                                               -----------------

                            On Number of
                             Securities       % of Total
                             Underlying     Options Granted
                              Options        to Employees in    Exercise Price
           Name               Granted        Fiscal Year(1)         ($/Sh)          Expiration Date
           ----               -------        --------------         ------          ---------------
       Jack Howard             50,000             49%               $1.81                8/8/05
        Acting President

--------------------
      (1) Options were granted for a total of 102,000 shares during the last fiscal year to the Company's Acting President, a director and a consultant. The Company had no employees during the year.

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

      The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1997 and the number of unexercised options held by the Company's executive officers at the end of such fiscal year:


                                                                                                  Value of
                                                                   Number of                     Unexercised
                                                                  Unexercised                   in-the-Money
                                                                  Options at                     Options at
                                                                   FY-End(#)                      FY-End($)
                                  Shares       Value
                               Acquired on    Realized
            Name               Exercise(#)      ($)        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
            ----               -----------    --------     -------------------------    ----------------------------
Jack Howard                          0           0               21,667/60,833                     0/9,500
   Acting President

Warren G. Lichtenstein               0           0               50,000/50,000                       0/0
   Chairman of the Board

-------------------
      (1) Based on $2.00, the average high/low bid/ask prices for the Common Stock on the last date of 1997 for which trading was reported.


                               Page 8 of 25 Pages

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of March 6, 1998 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group. Shares listed below have been adjusted to reflect the one-for-five reverse stock split effective September 22, 1994.

                                                              Amount and
                                                               Nature of
Name and Address                                              Beneficial                Percent
of Beneficial Owner                                            Ownership               of Class
-------------------                                            ---------               --------
Warren G. Lichtenstein
 150 East 52nd Street
 New York, NY 10022................................           1,499,427(1)(2)            41.7%

Ronald W. Hayes
 810 Saturn Street
 Suite 16-432                                                    50,007(3)                1.4%
 Jupiter, FL 33477-4398............................

Jack Howard
 2927 Montecito Avenue
 Santa Rosa, CA 95404..............................              50,462(4)                1.4%

Steel Partners II, L.P.
 750 Lexington Avenue
 New York, NY 10022................................           1,388,608                  38.7%

Peter Cundill & Associates
 15 Alton Hill
 Southampton SN 01
 Bermuda...........................................             200,000(5)                5.6%

  All directors and executive officers as a
  group (three persons)............................           1,599,896(1)               44.5%


                               Page 9 of 25 Pages

(1) Includes: (i) 1,388,608 shares owned by Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, (ii) 45,952 shares owned directly by Mr. Lichtenstein, and (iii) 52,000 Shares underlying stock options that may be acquired within 60 days.

(2) More than one beneficial owner is listed above for the same securities, since the shares owned beneficially by Steel Partners II, L.P. are included in the shares beneficially owned by Mr. Lichtenstein. See note
      (1) above.

(3) Includes 11,667 shares which may be acquired within 60 days through the exercise of stock options.

(4) Includes 21,667 shares which may be acquired within 60 days through the exercise of stock options.

(5)   As reported in the shareholder=s most recent Schedule 13D.

ITEM 12.   Certain Relationships and Related Transactions.

      The Company leases offices at 150 East 52 Street, New York, NY 10022 under a lease expiring March 30, 2001, at an annual cost of approximately $100,000. It sub-leases offices, at one-third of its cost for the space, to Steel Partners Services, Ltd., an entity controlled by Mr. Lichtenstein, and it also sub-lease offices, at one-third of its cost for the space, to Roses Holdings, Inc., a company in which Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, has an approximately 22% beneficial interest and of which he and Mr. Howard are directors.

      During the year ended December 31, 1997, the Company paid approximately $73,000 to a company affiliated with Mr. Lichtenstein, Steel Partners Services, Ltd., for certain administrative services.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number                                Description
------                                -----------
2.1 Agreement and Plan of Merger of Gateway Industries, Inc., a Delaware Corporation, and Gateway Communications, Inc., a California Corporation. (a)

3.1       Articles of Incorporation. (a)

3.2       By laws. (a)

10.8 Amended and Restated 1990 Incentive Stock Option Plan and 1990 Nonstatutory Stock Option Plan. (b)

10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (c)


                              Page 10 of 25 Pages

10.11 Stock Purchase Agreement, dated December 21, 1996, between Gateway Industries, Inc. and Richard A. Hickland. (d)

10.12 Letter of Intent between the Company and Only Multimedia Network, Incorporated, dated October 14, 1997, as amended. (e)

------------------

      (a) Filed as an exhibit to the Company's Proxy Statement for its Special Meeting of Shareholders held on September 9, 1994, and incorporated herein by reference.

      (b) Filed as an exhibit to the Company's Form 10-KSB filed for its quarter ended March 31, 1996, and incorporated herein by reference.

      (c) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1989, and incorporated herein by reference.

      (d) Filed as an exhibit to the Company's Form 8-K filed on or about January 5, 1997, and incorporated herein by reference.

      (e) Filed herewith.


(b)   Reports on Form 8-K

      No Form 8-K was filed by the Company during the last quarter of its fiscal year ended December 31, 1997.

                              Page 11 of 25 Pages

                          Index to Financial Statements

                            GATEWAY INDUSTRIES, INC.






Report of Independent Auditors............................................F-2

Consolidated Balance Sheet at December 31, 1997...........................F-3
Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996.............................................F-4
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997 and 1996.............................................F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996.............................................F-6
Notes to Consolidated Financial Statements................................F-7

                         Report of Independent Auditors

The Board of Directors and Shareholders
Gateway Industries, Inc.

We have audited the accompanying consolidated balance sheet of Gateway Industries, Inc. (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Industries, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG, LLP




Los Angeles, California
March 24, 1998

                                             Gateway Industries, Inc.

                                            Consolidated Balance Sheet

                                                 December 31, 1997


Assets
Current assets:
   Cash and cash equivalents                                               $5,433,000
   Prepaid expenses and other current assets                                   16,000
                                                                           ----------
Total assets                                                               $5,449,000
                                                                           ==========

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                        $   61,000
   Accrued expenses and other liabilities                                      39,000
                                                                           ----------
Total current liabilities                                                     100,000

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.10 par value:
     1,000,000 shares authorized
     No shares issued and outstanding Common stock, $.001 par value:
     10,000,000 shares authorized
     3,592,024 shares issued (including treasury shares)                        4,000
   Capital in excess of par value                                           9,555,000
   Accumulated deficit                                                     (4,164,000)
   Treasury stock, 11,513 shares                                              (46,000)
                                                                           ----------
Total shareholders' equity                                                  5,349,000
                                                                           ----------
Total liabilities and shareholders' equity                                 $5,449,000
                                                                           ==========

See accompanying notes.

                            Gateway Industries, Inc.

                      Consolidated Statements of Operations


                                                    Year ended December 31
                                                     1997             1996
                                                 ----------------------------
Net sales                                        $        -       $16,878,000
Cost of sales                                             -        15,569,000
                                                 ----------------------------
Gross profit                                              -         1,309,000

Sales and marketing                                       -         1,389,000
General and administrative expenses                 366,000         2,085,000
                                                 ----------------------------
Operating loss                                     (366,000)       (2,165,000)

Other income (expense):
   Interest income                                  297,000            98,000
   Interest expense                                       -          (789,000)
   Other income                                      38,000            31,000
   Gain (loss) on sale of investment                 52,000          (115,000)
   Write down of investment to fair value          (360,000)         (115,000)
                                                 ----------------------------
Total other income (expense)                         27,000          (890,000)
                                                 ----------------------------
Net loss                                         $ (339,000)      $(3,055,000)
                                                 ============================
Net loss per share                               $ (0.09)         $(1.61)
                                                 ============================
Weighted average number of shares                 3,592,022         1,893,000
                                                 ============================
See accompanying notes.

                            Gateway Industries, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                   Capital in
                                        Common        Stock         Excess of      (Accumulated      Treasury
                                        Shares        Amount        Par Value        Deficit)         Stock           Total
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1995            1,035,015    $1,000        $3,950,000     $  (770,000)     $      -       $ 3,181,000
   Purchase of treasury stock                   -         -                 -               -       (46,000)          (46,000)
   Common stock issued                  2,557,009     3,000         5,605,000               -             -         5,608,000
   Net loss                                     -         -                 -      (3,055,000)            -        (3,055,000)
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1996            3,592,024     4,000         9,555,000      (3,825,000)      (46,000)        5,688,000
   Net loss                                     -         -              -        (339,000)               -          (339,000)
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1997            3,592,024    $4,000        $9,555,000     $(4,164,000)     $(46,000)      $ 5,349,000
                                    ==============================================================================================

See accompanying notes.

                            Gateway Industries, Inc.

                      Consolidated Statements of Cash Flows


                                                                              Year ended December 31
                                                                                 1997            1996
                                                                            ----------------------------
Operating activities
Net loss                                                                    $ (339,000)     $(3,055,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                   -          345,000
     Provision for losses on accounts receivable                                     -           64,000
     Gain on sale of investment                                                      -          115,000
     Write-down of investment to fair value                                          -          115,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                           -          363,000
       Inventories                                                                   -          722,000
       Prepaid expenses and other current assets                                     -           44,000
       Accounts payable                                                         36,000        1,384,000
       Accrued expenses and other liabilities                                 (309,000)         571,000
       Other long-term liabilities                                                   -          (70,000)
                                                                            ---------------------------
Net cash (used in) provided by operating activities                           (612,000)         598,000
                                                                            ---------------------------

Investing activities
Purchase of machinery and equipment                                                  -         (151,000)
Cash included in disposition of Marsel Mirror and Glass Products, Inc.
                                                                                     -         (447,000)
                                                                            ---------------------------
Net cash used in investing activities                                                -         (598,000)
                                                                            ---------------------------

Financing activities
Proceeds from issuance of common stock                                               -        5,753,000
Share issuance expenses                                                              -         (145,000)
Purchase of treasury stock                                                           -          (46,000)
Repayments of capital lease obligations                                              -         (192,000)
Net repayments of short-term debt                                                    -         (173,000)
                                                                            ---------------------------
Net cash provided by financing activities                                            -        5,197,000
                                                                            ---------------------------
(Decrease) increase in cash and cash equivalents                              (612,000)       5,197,000
Cash and cash equivalents at beginning of year                               6,045,000          848,000
                                                                            ===========================
Cash and cash equivalents at end of year                                    $5,433,000      $ 6,045,000
                                                                            ===========================

Supplemental cash flow information:
   Interest paid during the period                                          $        -      $   509,000
   Income taxes paid during the period                                      $        -      $    15,000

See accompanying notes.

                            Gateway Industries, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1.  Organization, Business Activities and Summary of Significant
    Accounting Policies

Organization and Business Activities

Gateway Industries, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 24, 1994, and was the successor, by merger, to Gateway Communications, Inc., a California corporation incorporated on March 6, 1991.

On November 24, 1995, Glass Acquisition Corp., a wholly-owned subsidiary of Gateway Industries, Inc., acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. (Old Marsel) and the related real estate interest of Barlow Associates from which Old Marsel conducted its business in Brooklyn, New York. Old Marsel was one of the originators of mass producing mirrors for consumption across the country. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. (Marsel).

On December 21, 1996, the Company sold all outstanding shares of its wholly-owned subsidiary, Marsel, to an unrelated third party for $1.00, pursuant to a Stock Purchase Agreement (the Agreement). Under the Agreement, the Company has the right to purchase 50% of the outstanding shares of Marsel until December 21, 1999 for $2.00. The Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees on behalf of Marsel which have been fully satisfied. In addition, the Agreement contains provisions relating to the allocation between the Company and the unrelated third party of sums from the sale or liquidation of Marsel or the sale of equity in Marsel by the unrelated third party, if either occur. The purchase price and terms were determined by the Company and the unrelated third party following the expiration of Marsel's credit facility and said bank's demand for immediate repayment of all outstanding balances, Marsel's failure to negotiate a financing agreement with a new commercial lender and the failure of Marsel to obtain an extension of its letter of credit beyond December 31, 1996. Since the Company has a contingent 50% interest in Marsel, the above transaction was not accounted for as a discontinued operation.

On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

The Company currently has no operating business. Management is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

                            Gateway Industries, Inc.

1.  Organization, Business Activities and Summary of Significant
    Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 1997, cash and cash equivalents were principally held at one financial institution.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earning per share (EPS) previously in APB No. 15, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

Net loss per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the years ended December 31, 1997 and 1996, as such items are anti-dilutive in these years; accordingly, basic and diluted loss per share are the same for the years ended December 31, 1997 and 1996.

2. Rights Offering

The Company completed a rights offering of 2,557,009 shares of common stock at $2.25 per share in August 1996. Costs incurred with respect to the registration of the shares amounted to approximately $145,000.

3. Income Taxes

Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109), requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of FAS 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes will actually be paid or refunds received.

Income taxes consist of the following:

                                     Year ended December 31
                                      1997             1996
                                   ----------------------------

Current:
   Federal                          $    -          $      -
   State and local                       -                 -
                                   ----------------------------
                                         -                 -
Deferred:
   Federal                               -                 -
   State and local                       -                 -
                                   ----------------------------
                                         -                 -
                                   ----------------------------
                                   $       -        $      -
                                   ============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                     1997             1996
                                                               ------------------------------
Deferred tax assets:
   Reserves and allowances                                      $   190,000      $   120,000
   Net operating loss carryforward                                2,975,000        2,807,000
                                                               ------------------------------
Total deferred tax assets                                         3,165,000        2,927,000

Valuation allowance                                              (3,165,000)      (2,927,000)
                                                               ------------------------------
Deferred tax assets, net of valuation allowance                 $         -      $         -
                                                               ==============================

The deferred tax assets were offset by a valuation allowance in both 1997 and 1996 due to the uncertainty of realizing the federal and state income tax benefits associated with these deferred tax assets.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $7,459,000 and $5,516,000 that expire between 2000 and 2011 for federal and California purposes, respectively. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

4. Stock Option Plans

The Company's Incentive Stock Option Plan and Nonstatutory Stock Option Plan (collectively, the Plans), as amended in December 1995, provide for the granting of nonqualified and qualified stock options under the Internal Revenue Code. An aggregate of 400,000 shares of common stock have been reserved for grant at December 31, 1997. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to five years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant.

Directors who are not employees of the Company are granted 2,000 options upon joining the Company's Board, and 2,000 options on the day of each annual meeting of shareholders in which such director is elected or reelected to office.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.19% and 6.18%; volatility factors of the expected market price of the Company's common stock of 1.13 and .71. The weighted-average expected life of the options is 5.3 years. Dividends are not expected in the future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Year ended December 31
                                               1997             1996
                                            -----------------------------

Pro forma net loss                           $531,000        $3,624,000
Pro forma net loss per share                   $.15             $1.91

Stock option activity is summarized as follows:

                                                                   Weighted-
                                                                    Average
                                                                    Exercise
                                                     Shares           Price
                                                  ----------------------------

Balance at December 31, 1995                         222,000         $3.87
   Granted                                             2,000          2.25
   Canceled                                          (78,000)         3.58
                                                  ----------------------------
Options outstanding at December 31, 1996             146,000          3.88
   Granted                                           102,000          1.82
   Canceled                                                -          -
                                                  ----------------------------
Options outstanding at December 31, 1997             248,000         $2.99
                                                  ============================

The weighted average fair value of options granted during 1997 and 1996 is $1.66 and $1.64, respectively. The exercise prices for options outstanding as of December 31, 1997 ranged from $1.81 to $4.25. The weighted average remaining contractual life of these options is 5.29 years.

At December 31, 1997, approximately 81,300 options were exercisable. No options were exercised during the years ended December 31, 1997 and 1996.

5. Investment in OMNI

In October 1997, the Company signed a letter of intent to acquire Only Multimedia Network Incorporated (OMNI), a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors. Pursuant to the letter of intent, the Company has advanced OMNI $450,000 (including $90,000 in January 1998), and OMNI has issued a secured promissory note to the Company in the amount of $500,000 due December 31, 1998. OMNI's financial performance has been less than expected, and the Company and OMNI are in discussions to revise certain terms of the letter of intent. It now appears that, unless the letter of intent is revised and a merger agreement is executed and consummated, OMNI will require third-party financing to repay its promissory note. There is no assurance that OMNI could secure such financing and, accordingly, the Company has written-off the balance due on the note at December 31, 1997.

6. Related Party Transactions

During the year ended December 31, 1997, the Company paid approximately $73,000 to companies affiliated with its Chairman for certain administrative services rendered. Such amount is included in general and administrative expenses ($62,000) and prepaid expenses ($11,000) in the accompanying 1997 statement of operations.

7. Commitments

The Company has entered into a three-year operating lease for office space commencing April 1, 1998. Future minimum lease payments under this lease are as follows:

                                         Deduct        Net
                                        Sublease     Rental
                           Commitments   Rentals   Commitments
                         --------------------------------------

       1998                $ 73,000    $ 49,000      $24,000
       1999                  97,000      65,000       32,000
       2000                  97,000      65,000       32,000
       2001                  24,000      16,000        8,000
                         --------------------------------------
                           $291,000    $195,000      $96,000
                         ======================================

The Company has sublet a portion of its office space to affiliated companies.

8. Year 2000 Issue (Unaudited)

Until recently computer programs were written to store only two digits of date related information in order to more efficiently handle and store data. Such programs are unable to properly distinguish between the year 1900 and the year 2000. This situation is frequently referred to as the "Year 2000 problem." The Company believes that all of its significant computer software is year 2000 compliant and that it will not need to modify or replace its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GATEWAY INDUSTRIES, INC.


    Date: March 31, 1998              By: /s/ Jack Howard
                                         ---------------------------------------
                                         Jack Howard, Acting President



    Date: March 31, 1998              By: /s/ Warren G. Lichtenstein
                                         ---------------------------------------
                                         Warren G. Lichtenstein,
                                          Chairman of the Board and
                                          Principal Financial Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    Date:    March 31, 1998                          /s/ Jack Howard
                                                     -----------------
                                                     Jack Howard
                                                     Director



    Date:    March 31, 1998                          /s/ Warren G. Lichtenstein
                                                     --------------------------
                                                     Warren G. Lichtenstein
                                                     Director



    Date:    March 31, 1998                          /s/ Ronald W. Hayes
                                                     -------------------
                                                     Ronald W. Hayes
                                                     Director



                              Page 25 of 25 Pages