Form 10QSB
period 1998-03-31
GATEWAY INDUSTRIES INC /CA/
filed 1998-05-14
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

         X    Quarterly report under Section 13 or 15(d) of the Securities
        ---   Exchange Act of 1934


                 For the quarterly period ended March 31, 1998.

        ---   Transition report under Section 13 or 15(d) of the Exchange Act

                 For the transition period from               to
                                                -------------    -------------

                         Commission file number 0-13803


                            GATEWAY INDUSTRIES, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


         DELAWARE                                         33-0637631
         (State or Other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)                   Identification No.)


                              150 East 52nd Street
                               New York, NY 10022
                    (Address of Principal Executive Offices)

                                 (212) 813-1500
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

    Shares of Issuer's Common Stock Outstanding at March 31, 1998: 3,592,024

         Transitional small business disclosure format   Yes       No   X
                                                             -----    -----

                            GATEWAY INDUSTRIES, INC.

                                      INDEX


Part I - Financial Information                                      Page Number
------------------------------

Item 1.       Condensed Financial Statements (Unaudited):

              Condensed  Balance Sheet
              March 31, 1998........................................      3

              Condensed Statements
              of  Operations - Three Months Ended
              March 31, 1998 and 1997 ..............................      4

              Condensed Statements
              of Cash Flows - Three Months Ended
              March 31, 1998 and 1997...............................      5

              Notes to Condensed Financial Statements...............      6

Item 2.       Management's Discussion and Analysis
              or Plan of Operations.................................      7


Part II - Other Information
---------------------------

Item 6.       Exhibits and Reports on Form 8-K......................      8

              Signatures............................................      9

                            GATEWAY INDUSTRIES, INC.

                             CONDENSED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)


                                     ASSETS
Current assets:
     Cash and cash equivalents........................................  $  5,111,000
     Equity investments available for sale............................       104,000
     Prepaid expenses and other current assets........................       149,000
                                                                        ------------
         Total current assets.........................................     5,364,000

Other assets:
     Security deposit.................................................        80,000
                                                                        ------------


Total assets  ........................................................  $  5,444,000
                                                                        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................................  $     10,000
     Accrued expenses and other liabilities...........................        39,000
                                                                        ------------


         Total current liabilities....................................  $     49,000

Commitments

Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000 shares authorized,
         no shares issued or outstanding..............................           --
     Common stock, $.001 par value, 10,000,000 shares authorized,
         3,592,024 shares issued (including treasury shares)..........         4,000
     Capital in excess of par value...................................     9,555,000
     Accumulated deficit..............................................    (4,129,000)
     Treasury stock, 11,513 shares....................................       (46,000)
     Accumulated other comprehensive income...........................        11,000
                                                                        ------------
         Total shareholders' equity...................................     5,395,000
                                                                        ------------

Total liabilities & shareholders' equity..............................  $  5,444,000
                                                                        ============

                             See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                      1998             1997
                                                      ----             ----

Revenues                                        $         --     $         --

Costs and expenses:

     General and administrative..............         50,000           64,000

     Operating loss..........................        (50,000)         (64,000)

     Other income:

         Interest income.....................         79,000           74,000
         Other income........................          6,000              ---

         Total other income..................         85,000           74,000
                                                -------------    ------------

Net income    ...............................   $     35,000     $     10,000
                                                =============    ============


Net income per share.........................   $        .01     $         00
                                                =============    ============

Weighted average number of shares............      3,592,024        3,592,024
                                                ============     ============

                             See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                           1998              1997
                                                                           ----              ----
Cash flows from operating activities:
     Net income....................................................   $     35,000     $     10,000
     Adjustments to reconcile net income to
         net cash used by operating activities:

     Changes in assets and liabilities:

         Equity investments available for sale.....................        (94,000)              --
         Prepaid expenses and other assets.........................       (120,000)         (16,000)
         Accounts payable..........................................        (50,000)         (17,000)
         Accrued liabilities.......................................             --         (182,000)

     Net cash used by operating activities.........................       (229,000)        (205,000)

Cash flows from investing activities:

         Purchase of equity investments............................        (93,000)              --
                                                                      -------------    ------------

     Net cash used by investing activities.........................        (93,000)


     Net decrease in cash..........................................       (322,000)        (205,000)
     Cash and cash equivalents at beginning of period..............      5,433,000        6,045,000
                                                                      ------------     ------------
     Cash and cash equivalents at end of period....................   $  5,111,000     $  5,840,000
                                                                      ============     ============

                             See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1998 or for the entire year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.   Operations

     The Company currently has no operating business. Management is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

3.   Lease Commitments

     The Company has entered into a three-year operating lease for office space in New York, NY commencing April 1, 1998. The Company has sublet a portion of its office space to affiliated companies. Future minimum lease payments under this lease are as follows:

                                                 Deduct             Net
                                                Sublease           Rental
                             Commitments         Rentals        Commitments
                             -----------        ---------       -----------
            1998               $73,000          $49,000           $24,000
            1999                97,000           65,000            32,000
            2000                97,000           65,000            32,000
            2001                24,000           16,000             8,000

                              $291,000         $195,000           $96,000

4.   Per Share Results

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

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended March 31, 1998 and 1997, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended March 31, 1998 and 1997.

                            GATEWAY INDUSTRIES, INC.

                                 March 31, 1998
                                   (Unaudited)

5.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale equity investments to be included in other comprehensive income. There was no impact on prior period financial statements from the adoption of SFAS 130, as the Company had no unrealized gain or loss on equity securities during the three months ended March 31, 1997.

     For the three months ended March 31, 1998, the Company's comprehensive income was $46,000. The comprehensive income differs from the net income in the first quarter of 1998 due to the inclusion of the Company's unrealized gain on equity securities in its comprehensive income.

6.   Subsequent Event

     Discussions to acquire Only Multimedia Network Incorporated, a California corporation, terminated during May 1998. Gateway Industries, Inc. has been advised that Only Multimedia Network expects certain funding from another source.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the three months ended March 31, 1998. Expenses for the quarter ended March 31, 1998 aggregated $50,000, consisting of general and administrative expense. General and administrative expenses for the three month period ended March 31, 1997 totaled $64,000.

INTEREST INCOME, NET

     During the first quarter of 1998, the Company recognized $79,000 of net interest income compared with $74,000 in the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,111,000 at March 31, 1998 and $5,433,000 at December 31, 1997. Decreases in accounts payable and increase in other current assets and other assets combined to account for the decrease in cash. Other assets consist of the security deposit for the office space lease. At March 31, 1998, the Company's working capital balance was $5,315,000.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 5  Other Information

     Discussions to acquire Only Multimedia Network Incorporated, a California corporation, terminated during May 1998. Gateway Industries, Inc. has been advised that Only Multimedia Network expects certain funding from another source.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed by the registrant for the three months ended March 31, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GATEWAY INDUSTRIES, INC.





                                 /s/ Jack Howard
                                 -------------------------------
                                 Jack Howard, Acting President






Date:  May 15, 1998