Form 10KSB/A
period 1997-12-31
GATEWAY INDUSTRIES INC /DE/
filed 1998-07-23
CIK 725876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                          FORM 10-KSB/A

(Mark one)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the Fiscal Year Ended December 31, 1997 OR
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ____________
                       Commission file number:  0-13803

                            GATEWAY INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

             Delaware                                33-0637631
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


   150 East 52nd Street
   New York, New York                                   10022
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:  212-813-1500


Securities registered pursuant to Section 12 (g) of the Exchange Act:
Common Stock, $.001 par value

     Check whether the issuer: (1)  filed all reports required to be filed by section 13 or 15(d)of the Exchange Act of 1934 during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Issuer had no revenues from continuing operations for its most recent fiscal year.

     No disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to the Form 10-KSB.

     The aggregate market value of voting stock held by non-affiliates of the Registrant at March 6, 1998 was approximately $4,165,000 based on the average high/low bid/ask prices of $2.02 for such stock on that date.

     As of March 6, 1998, the Registrant had 3,592,024 shares of Common Stock outstanding.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth information as of March 6, 1998 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more that 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group. Shares listed below have been adjusted to reflect the one-for-five reverse stock split effective September 22, 1994.


                                          Amount and
                                          Nature of
Name and Address                          Beneficial      Percent
of Beneficial Owner                       Ownership      of Class

Warren G. Lichtenstein
  150 East 52nd Street
  New York, NY 10022................    1,482,160(1)(2)    41.3%

Ronald W. Hayes
  810 Saturn Street
  Suite 16-432
  Jupiter, FL 33477-4398............       50,007(3)        1.4%

Jack L. Howard
  2927 Montecito Avenue
  Santa Rosa, CA 95404..............       65,462(4)        1.8%

Steel Partners II, L.P.
  150 East 52nd Street
  New York, NY 10022.................   1,388,608          38.7%

George Soros
  888 Seventh Avenue
  New York, NY 10022................      827,716(5)       23.0%

Peter Cundill & Associates
  15 Alton Hill
  Southampton SN 01
  Bermuda...........................      200,000(6)        5.6%

 All directors and executive officers
 as a group (three persons).........    1,597,629(1)       44.5%

(1) Includes: (i) 1,388,608 shares owned by Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, (ii) 41,552 shares owned directly by Mr. Lichtenstein, and (iii) 52,000 Shares underlying stock options that may be acquired within 60 days.

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

(5)   As reported in the shareholder's most recent Schedule 13D.

(6)   As reported in the shareholder's most recent Schedule 13D.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GATEWAY INDUSTRIES, INC.


Date:  July 24, 1998            By:/s/Jack Howard
                                     Jack Howard
                                     Acting President