Form 10QSB
period 1998-06-30
GATEWAY INDUSTRIES INC /DE/
filed 1998-08-10
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1998

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from ________ to ________

                      Commission file number 0-13803


                       GATEWAY INDUSTRIES, INC.
     (Exact name of Small Business Issuer as Specified in Its Charter)


                              DELAWARE
      (State or Other Jurisdiction of Incorporation or Organization)

                               33-0637631
                  (IRS Employer Identification No.)


                        150 East 52nd Street
                        New York, NY  10022
              (Address of Principal Executive Offices)

(212)813-1500
(Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]  No[ ]


     Transitional small business disclosure format (check one):

                          Yes[ ]   No[X]

Shares of Issuer's Common Stock Outstanding at June 30, 1998:  3,592,024

                         GATEWAY INDUSTRIES, INC.



                                  INDEX


Part I - Financial Information
                                                             Page Number
Item 1.     Condensed Financial Statements(Unaudited)

          Condensed Balance Sheet
          June 30, 1998 .....................................     3

         Condensed Statements of Operations-
         Three Months and Six Months Ended
         June 30, 1998 and 1997..............................     4

        Condensed Statements of Cash Flows-
        Six Months Ended
        June 30, 1998 and 1997................................    5

        Notes to Condensed Financial Statements...............    6

Item 2.     Management's Discussion and Analysis
                or Plan of Operations.........................    8


Part II - Other Information

Item 5.     Other Information.................................    9

Item 6.     Exhibits and Reports on Form 8-K..................    9

                 Signatures...................................    10

                        GATEWAY INDUSTRIES, INC.

Part I.                  FINANCIAL INFORMATION

Item 1         Condensed Financial Statements (Unaudited)

                         CONDENSED BALANCE SHEET
                              June 30, 1998
                               (Unaudited)


                                   ASSETS

Current Assets:
     Cash and cash equivalents.............................    $ 5,072,000
     Equity investments available for sale.................         89,000
     Prepaid expenses and other current assets.............        150,000

          Total current assets.............................      5,311,000

Other assets:
     Security deposit......................................         80,000
                                                                __________

                                                               $ 5,391,000





                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable.....................................     $   13,000
     Accrued expenses and other liabilities...............         24,000
                                                                 __________
          Total current liabilities.......................     $   37,000

Commitments

Shareholders' equity:
     Preferred stock, $.10 par value, 1,000 shares authorized,
              no shares issued or outstanding.............           ---
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 3,592,024 shares issued
        (including treasury shares)......................           4,000
     Capital in excess of par value......................       9,555,000
     Accumulated deficit.................................      (4,156,000)
     Treasury stock, 11,513 shares.......................         (46,000)
     Accumulated other comprehensive loss................          (3,000)
                                                               ___________
          Total shareholders' equity.....................       5,354,000
                                                               ___________
                                                              $ 5,391,000


See accompanying notes to condensed financial statements.

                         GATEWAY INDUSTRIES, INC.

                   CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                               For the Three Months     For the Six Months
                                   Ended June 30,         Ended June 30,
                                  1998        1997      1998        1997

Revenues                      $     ---    $   ---    $    ---   $    ---


Costs and expenses:


 General and administrative     108,000     71,000     158,000    135,000

 Operating loss                (108,000)   (71,000)   (158,000)  (135,000)
     Interest income            (66,000)   (74,000)   (135,000)  (148,000)
     Other income               (15,000)       ---     (32,000)       ---

     Total other income         (81,000)   (74,000)   (167,000)  (148,000)

Net income (loss)             $ (27,000)  $  3,000   $   8,000  $  13,000




Net income (loss) per share  $    (.01)   $    .00    $    .00  $     .00


Weighted average number
of shares................   3,592,024    3,592,024    3,592,024    3,592,024



See accompanying notes to condensed financial statements.

                         GATEWAY INDUSTRIES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     For the Six Months
                                                        Ended June 30,

                                                      1998           1997
                                                      ____          ____
Cash flows from operating activities:
     Net income.................................. $   8,000   $   13,000
     Adjustments to reconcile net income to
          net cash used by operating activities:

     Changes in assets and liabilities:


        Prepaid expenses and other assets.......   (213,000)     (12,000)
        Accounts payable........................    (48,000)     (21,000)
        Accrued expenses & other liabilities....    (15,000)    (270,000)

           Total adjustments                       (276,000)    (303,000)

     Net cash used by operating activities.....    (268,000)    (290,000)

Cash flows from investing activities:

          Purchase of equity investments.......     (93,000)         ---
                                                   __________   __________
     Net cash used by investing activities.....     (93,000)         ---

     Net decrease in cash.......................   (361,000     (290,000)
     Cash and cash equivalents at beginning
          of period.............................  5,433,000    6,045,000
                                                  __________   __________
     Cash and cash equivalents at end of period. $5,072,000   $5,755,000



See accompanying notes to condensed financial statements.

                             GATEWAY INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   June 30, 1998
                                    (Unaudited)


1. General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjust f normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1998 or for the entire year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1997.

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

3. Lease Commitments

     The Company has entered into a three-year operating lease for office space in New York, NY commencing April 1, 1998. The Company has sublet a portion of its office space to affiliated companies. Future minimum lease payments under this lease are as follows:

                              Deduct            Net
                             Sublease          Rental
        Commitments          Rentals        Commitments

1998     $  73,000         $  49,000         $  24,000
1999        97,000            65,000            32,000
2000        97,000            65,000            32,000
2001        24,000            16,000             8,000

         $ 291,000         $ 195,000         $  96,000

                          GATEWAY INDUSTRIES, INC.

4. Per Share Results

     The Company has adopted Statement of Financial Accounting Standard No.
128, "Earnings Per Share" (SFAS No. 128), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share (EPS) previously in APB No. 15, "Earnings Per Share."
SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS with a presentation of primary EPS with a presentation of basic and diluted EPS on the face of the statement of operation.

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended June 30, 1998 and 1997, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended June 30, 1998 and 1997.

5. Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale equity investments to be included in other comprehensive income. There was no impact on prior period financial statements from the adoption of SFAS 130, as the Company had no unrealized gain or loss on equity securities during the six months ended June 30, 1997.

     For the three and six months ended June, 1998, the Company's comprehensive income (loss) was $(41,000) and $5,000, respectively.
The comprehensive income differs from the net income in the first six months of 1998 due to the inclusion of the Company's unrealized loss on equity securities in its comprehensive income.

                           GATEWAY INDUSTRIES, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the six months ended June 30, 1998. Expenses for the six month period ended June 30, 1998 aggregated $158,000, consisting of general and administrative costs. Legal fees related to potential investment transactions were the major cause of increased G & A for the current time period. General and administrative expenses for the six month period ended June 30, 1997 totaled $135,000.

 NET INTEREST INCOME AND OTHER INCOME

     During the first half of 1998, the Company recognized $167,000 of net interest income and other income compared with $148,000 in the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,072,000 at June 30, 1998 and $5,433,000 at December 31, 1997. Decreases in liabilities and
increase in  assets combined to account for the decrease in cash.   At
June 30, 1998, the Company's working capital balance was $5,274,000.

     While the company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.


                     GATEWAY INDUSTRIES, INC.

PART II.     OTHER INFORMATION

ITEM 5.  Other Information

     Discussion to acquire Only Multimedia Network Incorporated, a California corporation, terminated during May 1998. Gateway Industries, Inc. has been advised that Only Multimedia Network expects certain funding from another source.



ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed by the registrant for the six months ended June 30, 1998.

                               GATEWAY INDUSTRIES, INC.

                                     SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GATEWAY INDUSTRIES, INC.




                                   /s/Jack Howard
                                   ____________________________
                                   Jack Howard, Acting President




Date:  August 10, 1998