Form 10QSB
period 1998-09-30
GATEWAY INDUSTRIES INC /DE/
filed 1998-11-09
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                            FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1998

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

                                Yes[ ]   No[X]

Shares of Issuer's Common Stock Outstanding at September 30, 1998:

                                   3,592,024

                         GATEWAY INDUSTRIES, INC.



                                  INDEX


Part I - Financial Information
                                                             Page Number
Item 1.     Condensed Financial Statements(Unaudited)

            Condensed Balance Sheet
            September 30, 1998 ..............................      3

            Condensed Statements of Operations-
            Three Months and Nine Months Ended
            September 30, 1998 and 1997......................      4

            Condensed Statements of Cash Flows-
            NIne Months Ended September 30, 1998 and 1997.....     5

            Notes to Condensed Financial Statements..........      6

Item 2.     Management's Discussion and Analysis
            or Plan of Operations............................      8


Part II - Other Information

Item 5.     Other Information................................      9

Item 6.     Exhibits and Reports on Form 8-K.................      9

            Signatures.......................................     10

                        GATEWAY INDUSTRIES, INC.

Part I.                  FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements (Unaudited)

                         CONDENSED BALANCE SHEET
                           September 30, 1998
                               (Unaudited)

                                   ASSETS
Current Assets:
     Cash and cash equivalents................................ $ 5,058,000

     Equity investments available for sale....................      89,000
     Prepaid expenses and other current assets................     142,000
                                                                __________
          Total current assets................................   5,289,000

Other assets:
     Security deposit.........................................      80,000
                                                                __________

                                                               $ 5,369,000
                                                               ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accrued expenses and other liabilities..................  $   24,000
                                                                __________
          Total current liabilities..........................      24,000

Commitments

Shareholders' equity:
     Preferred stock, $.10 par value, 1,000 shares
          authorized, no shares issued or outstanding........          ---
     Common stock, $.001 par value, 10,000,000 shares
        authorized, 3,592,024 shares issued
        (including treasury shares)..........................        4,000
     Capital in excess of par value..........................    9,555,000
     Accumulated deficit.....................................   (4,164,000)
     Treasury stock, 11,513 shares...........................      (46,000)
     Accumulated other comprehensive loss....................       (4,000)
                                                               ___________
          Total shareholders' equity.........................    5,345,000
                                                               ___________
                                                               $ 5,369,000
                                                               ===========

See accompanying notes to condensed financial statements.

                         GATEWAY INDUSTRIES, INC.

                    CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                               For the Three Months    For the Nine Months
                                   Ended Sept 30,         Ended Sept 30,
                                  1998        1997      1998        1997
Revenues                      $     ---    $   ---    $    ---   $    ---


Costs and expenses:

 General and administrative      75,000     93,000     233,000    228,000
                                -------    -------    --------   --------
 Operating loss                 (75,000)   (93,000)   (233,000)  (228,000)

Other income:

     Interest income             66,000     75,000     201,000    224,000
     Other income                   ---        ---      32,000        ---
                                 ------     ------     -------    -------
     Total other income          66,000     75,000     233,000    224,000

Net income (loss)             $  (9,000)  $(18,000)  $       0  $  (4,000)
                              ==========  =========  =========  ==========



Net income (loss) per share  $     .00    $   (.01)  $    .00   $     .00


Weighted average number
of shares................    3,592,024   3,592,024  3,592,024   3,592,024

See accompanying notes to condensed financial statements.

                         GATEWAY INDUSTRIES, INC.

                    CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      For the Nine Months
                                                         Ended Sept 30,

                                                       1998         1997
                                                       ____         ____
Cash flows from operating activities:
     Net income (loss)...........................   $       0     $ (4,000)
     Adjustments to reconcile net income (loss) to
          net cash used by operating activities:

     Changes in assets and liabilities:


          Prepaid expenses and other assets.......   (205,000)       6,000
          Accounts payable........................    (60,000)     (13,000)
          Accrued expenses & other liabilities....    (18,000)    (271,000)

           Total adjustments                         (283,000)    (278,000)

     Net cash used by operating activities........   (283,000)    (282,000)

Cash flows from investing activities:

          Purchase of equity investments..........    (93,000)         ---
                                                   __________   __________
     Net cash used by investing activities........    (93,000)         ---

     Net decrease in cash.........................   (376,000)    (282,000)
     Cash and cash equivalents at beginning
          of period...............................  5,434,000    6,044,000
                                                   __________   __________
     Cash and cash equivalents at end of period... $5,058,000   $5,762,000
                                                   ==========   ==========


See accompanying notes to condensed financial statements.

                         GATEWAY INDUSTRIES, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1998
                                (Unaudited)


1. General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1998 or for the entire year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

      Commitments     Deduct Sublease Rentals  Net Rental Commitments
        1998        $73,000      $49,000        $24,000
        1999         97,000       65,000         32,000
        2000         97,000       65,000         32,000
        2001         24,000       16,000          8,000

                   $291,000     $195,000        $96,000

                          GATEWAY INDUSTRIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the three and nine months ended September 30, 1998 and 1997, as such items are anti-dilutive in these periods; accordingly, basic and diluted income per share are the same for the three and nine months ended September 30, 1998 and 1997.

5. Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale equity investments to be included in other comprehensive income. There was no impact on prior period financial statements from the adoption of SFAS 130, as the Company had no unrealized gain or loss on equity securities during the nine months ended September 30, 1997.

     For the three and nine months ended September 30, 1998, the Company's comprehensive income (loss) was $(8,475) and $(4,000), respectively. The comprehensive income differs from the net income in the first nine months of 1998 due to the inclusion of the Company's unrealized gain/(loss) on equity securities in its comprehensive income.




GATEWAY INDUSTRIES, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the nine months ended September 30, Expenses for the nine month period ended September 30, 1998 aggregated $233,000, consisting of general and administrative costs.

NET INTEREST INCOME AND OTHER INCOME

     During the three quarters of 1998, the Company recognized $232,000 of net interest income and other income compared with $224,000 in the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,058,000 at September 30, 1998 and $5,434,000 at December 31, 1997. Decreases in liabilities and increase in assets combined to account for the decrease
in cash.   At September 30, 1998, the Company's working capital balance was
$5,265,000.

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



ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed by the registrant for the nine months ended September 30, 1998.

                         GATEWAY INDUSTRIES, INC.


                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                GATEWAY INDUSTRIES, INC.





                                /S/Jack Howard
                                __________________________________________
                                Jack Howard, Acting President






Date:  November 7, 1998