Form 10KSB
period 1998-12-31
GATEWAY INDUSTRIES INC /DE/
filed 1999-04-30
CIK 725876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                      33-0637631
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              150 East 52nd Street
                            New York, New York 10022
           (Address of principal executive offices including zip code)

Issuer's telephone number, including area code:  877-431-2942

Securities registered under Section 12(b) of the Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Issuer has no continuing operations for its most recent fiscal year.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 12, 1999 was approximately $2,489,669, based on the average high/low ask/bid prices of $1.625 for such stock on that date.

As of April 12, 1999, the Registrant had 3,592,024 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business disclosure format.   Yes  [ ]  No  [X]


                            GATEWAY INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                    PAGE NO.

                                     PART I

Item 1.  Description of Business.                                       2

Item 2.  Description of Property.                                       2

Item 3.  Legal Proceedings.                                             3

Item 4.  Submission of Matters to a Vote
         of Security Holders.                                           3

                                    PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters.                                   4

Item 6.  Management's Discussion and
         Analysis or Plan of Operation.                                 5

Item 7.  Financial Statements                                           7

Item 8.  Changes In and Disagreements With
         Accountants on Accounting and
         Financial Disclosure.                                          7

                                    PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance With
         Section 16(a) of the Exchange Act.                             8

Item 10. Executive Compensation                                         9

Item 11. Security Ownership of Certain Beneficial
         Owners and Managers                                           11

Item 12. Certain Relationships and Related
         Transactions.                                                 12

Item 13. Exhibits and Reports on Form 8-K                              12

Signatures                                                             13


                                     PART I

ITEM 1.  Description of Business

     Gateway Industries, Inc. (the "Company") was incorporated in Delaware in July 1994. The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives, including the possible use of the Company's liquid assets to acquire, merge, or consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such transaction will be consummated. As of December 31, 1998, the Company had cash and cash equivalents of $5,140,000.

     The Company has no full time employees, although its Chairman and Acting President devote time to the Company's administrative needs and in exploring potential acquisitions and combinations.

     On October 14, 1997,the Company signed a letter of intent to acquire Only Multimedia Network, Incorporated ("OMNI"), a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors through its CastNet? service. CastNet became operational recently, and OMNI has had limited revenues therefrom to date. Pursuant to a letter of intent, the Company advanced $450,000 ($360,000 in 1997) to OMNI, and OMNI issued a $500,000 secured promissory note.

     Omni's financial performance had been less than expected, and the Company wrote off as uncollectible the $360,000 advanced to Omni as of December 31, 1997. During 1998, the Company and Omni terminated merger discussions. The Company continued to pursue the amounts advanced to OMNI, and received full payment of the secured promissory note and related interest in March 1999.

     From November 22, 1995 through December 21, 1996, the Company was engaged in the manufacture and sale of mirror and glass products through its formerly wholly-owned subsidiary, Marsel Mirror & Glass Products, Inc. ("Marsel"). On December 21, 1996 the Company sold Marsel with an option to repurchase 50% of Marsel for $2. The option expires December 21, 1999.

ITEM 2. Description of Property.

     The Company occupies offices at 150 East 52nd Street, New York, New York 10022, under a lease agreement extending through March 30, 2001.

ITEM 3. Legal Proceedings.

     There are no material pending legal proceedings against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.


                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON STOCK

     Since November 17, 1994, the Company's Common Stock has been traded over-the-counter using the symbol "GWAY" on what is commonly referred to as the "Bulletin Board." The following table sets forth the high and low bid prices during each quarter of its last two fiscal years, and during the first and second quarter of 1999 through April 12, 1999, as quoted on the Bulletin Board. Such prices represent quotations between broker-dealers, do not include retail markups and markdowns, or any commissions, and do not reflect prices in actual transactions.



                                                        CLOSING BID PRICES
                                                      HIGH($)         LOW($)
     1997
FIRST QUARTER                                         2.5000          1.5000
SECOND QUARTER                                        2.1875          2.0000
THIRD QUARTER                                         2.0000          1.6250
FOURTH QUARTER                                        3.0000          1.7500

     1998
FIRST QUARTER                                         1.8125          1.8125
SECOND QUARTER                                        1.8750          1.8750
THIRD QUARTER                                         1.7500          1.7500
FOURTH QUARTER                                        1.6500          1.6500

     1999
FIRST QUARTER                                         1.5000          1.5000
SECOND QUARTER (April 12, 1999)                       1.6250          1.6250



DIVIDENDS

     The Company has not paid any dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

HOLDERS OF RECORD

     At April 12, 1999, there were approximately 1,398 holders of the Company's Common Stock.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

SALE OF OPERATING BUSINESS IN 1996

     In December 1996 the Company sold Marsel, its only operating business. The Company currently has no operating business or revenue producing activities. Management is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge or consolidate with an operating business or businesses. There can be no assurance, however, that any such transaction will be consummated. See "Item 1. Description of Business". Accordingly, a discussion and analysis of the Company's operating results during its fiscal year ended December 31, 1998 is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,140,000 at December 31, 1998, compared with $5,433,000 at December 31, 1997. The change arose primarily from the Company's advances in 1997 and 1998 to OMNI (see "Item 1. Description of Business"), related expenses, and general and administrative expenses.

YEAR 2000 ISSUE

     The Company's Year 2000 Project is currently proceeding on schedule. The Company began its assessment in the Spring of 1998 in response to a need to address the issue of older computer programs and embedded computer chips' inability to distinguish between the year 1900 and the year 2000.

     The current assessment project schedule is to be Year 2000 compliant by mid- 1999. Areas deemed critical with potential to affect the Company's ability to do business (word processing and bookkeeping) are Year 2000 compliant at this time.

     Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc. ) are outside the Company's control and correspondence inquiring as to Year 2000 compliance will be delivered to the principals of buildings' property management, phone system suppliers, alarm system supplier, and communications service providers. Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time. This contingency plan is scheduled to be drafted and implemented by mid-1999.

     The total cost of the required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position. The total amount expended on the Year 2000 Project through February 1, 1999 was $2,150 that related to the cost of an allocated portion of updating software and of a portion of new hardware expenditure.

     The failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business operations. These failures could potentially materially affect the Company's results of operations and financial condition; however , due to the general uncertainty which is inherent in potential Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers or partners, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

     Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third-parties and the inter-connection of businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue may not affect its operations and business, or expose it to third-party liability.


ITEM 7. Financial Statements

     The Company's financial statements are filed as part of this Annual Report, as indicated in the Index to Financial Statements included in the Report.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

     NAME                       AGE                     POSITION
     ----                       ---                     --------
Ronald W. Hayes                  61                     Director
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398

Jack Howard                      37                     Acting President
2927 Montecito Avenue                                     Director
Santa Rosa, CA  95404

Warren G. Lichtenstein           33                     Chairman of the Board of
150 East 52nd Street                                      Directors
New York, NY  10022


     WARREN G. LICHTENSTEIN was appointed a director of the Company in May 1994 and became Chairman of the Board in October 1995. He served as President and Director of Marsel from its inception in July 1995 until shortly after the acquisition of its business in November 1995, and continued as a director until its disposition in December 1996. Mr. Lichtenstein has been chief executive officer of the general partner of Steel Partners II, LP, a private investment firm, since 1993 and Chairman of Steel Partners Services, Ltd., a private investment firm, since 1993. Mr. Lichtenstein is President and CEO of Rose's Holdings, Inc., parent of WebBank; and Chairman of Aydin Corporation. He is a director of Saratoga Spring Water Corporation, Inc. and PLM International.

     RONALD W. HAYES was appointed a director of the company in May 1993. Mr. Hayes is the owner of Lincoln Consultors & Investors, Inc., an investing and consulting firm.

     JACK HOWARD was appointed Acting President of the Company in September 1994. He was elected director of the Company in May 1994. Since 1989, he has been a principal of Mutual Securities, Inc (securities brokers). Mr. Howard serves on the Board of Directors of Rose's Holdings, Inc. and Pubco Inc.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Corporation believes that all such reports required to be filed during the fiscal year ended December 31, 1998 ("Fiscal 1998") were filed on a timely basis except that each of Messrs. Howard, Lichtenstein, and Hayes inadvertently did not file a report on a timely basis relating to stock purchased. Upon discovery, the reports were filed. The Corporation's belief is based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Corporation during, and with respect to, Fiscal 1998 by persons known to be subject to Section 16 of the Exchange Act. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

BOARD AND COMMITTEE MEETINGS

     The Board of Directors of the Company held two formal meetings during its fiscal year ended December 31, 1998. Presently, the Board of Directors has no standing committees. No director attended less than 75% of the total number of Board meetings held during the fiscal year.

ITEM 10. Executive Compensation

The following table sets forth all compensation paid to the Company's Acting President during its fiscal year ended December 31, 1998. No other executive officer received annual compensation at the rate of $100,000 or more during the fiscal year.

                           SUMMARY COMPENSATION TABLE


                                        Annual Compensation           Long Term
                                                                    Compensation
                                                                       Awards

                                      Fiscal   Salary   Bonus         All Other
Name and Principal Position            Year      Compensation          Options
---------------------------            ----      ------------          -------
Jack Howard,                           1998      -    $50,000             -
Acting President                       1997      -    $50,000             -

OPTION GRANTS IN LAST FISCAL YEAR

        None

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1998 and the number of unexercised options held by the Company's executive officers at the end of such fiscal year:

                                                                                      Value of
                          Number                         Number of                   Unexercised
                            of                          Unexercised                  in-the-Money
                          Shares       Shares            Options at                   Options at
                         Acquired       Value             FY-End                      FY-End($)
                            On        Realized
Name                     Exercise        ($)       Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------
Jack Howard                  0            0             82,834/16,666                    0/0
  Acting President

Warren G. Lichtenstein       0            0            100,000/0                         0/0
  Chairman of the Board

-----------
(1) Based on $1.6875, the average high/low bid prices for the Common Stock on the last date of 1998 for which trading was reported.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 1999 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group. Shares listed below have been adjusted to reflect the one-for-five split effective September 22, 1994.

Name and Address                       Amount and Nature of         Percent
of Beneficial Owner                    Beneficial Ownership         of Class

Warren G. Lichtenstein
150 East 52nd Street
New York, NY  10022                          1,815,760  (1)(2)       50.5%

Ronald W. Hayes
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398                         103,340 (3)           2.9%

Jack Howard
2927 Montecito Avenue
Santa Rosa, CA  95404                           140,820 (4)           3.9%

Steel Partners II, L.P.
750 Lexington Avenue
New York, NY  10022                           1,674,208              38.7%

George Soros
888 Seventh Avenue
New York, NY 10022                              827,716 (5)          23.0%

All directors and executive officers
 as a group (three persons)                   2,059,920 (1)          57.3%

(1) Includes: (i) 1,674,208 shares owned by Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, (ii) 41,552 shares owned directly by Mr. Lichtenstein, and (iii) 100,000 shares underlying stock options.

(2) More than one beneficial owner is listed above for the same securities, since the shares owned beneficially by Steel Partners II, L.P. are included in the shares beneficially owned by Mr. Lichtenstein. See note (1) above.

(3) Includes 8,333 shares which may be acquired in 120 days through the exercise of stock options.

(4) Includes 16,667 shares which may be acquired in 120 days through the exercise of stock options.

(5) As reported in the shareholder's most recent Schedule 13D.

ITEM 12. Certain Relationships and Related Transactions

     The Company leases offices at 150 East 52nd Street, New York, NY 10022 under a lease expiring March 30, 2001, at an annual cost of approximately
$100,000. It sub-leases offices, at one-third of its cost for the space, to Steel Partners Services, Ltd., an entity controlled by Mr. Lichtenstein, and it also sub-leases offices, at one-third of its cost for the space, to Rose's Holdings, Inc., a company in which Steel Partners II, L.P., and entity controlled by Mr. Lichtenstein, has an approximately 22% beneficial interest and of which he and Mr. Howard are directors.

     During the year ended December 31, 1998, the Company paid approximately $147,000 to a company affiliated with Mr. Lichtenstein, Steel Partners Services, Ltd., for certain general administrative services. This price for general administrative services is on par with administrative services charged to other companies for similar services.

ITEM 13. Exhibits, Lists and Reports on Form 8-K

(a) Exhibits

        See exhibits index immediately following the signature page.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GATEWAY INDUSTRIES, INC.

                                       Date:  April 30, 1999


                                       By:/s/Jack L. Howard
                                          Jack L. Howard,
                                          Acting President
                                          Principal Executive Officer


                                       Date:  April 30,1999


                                       By:/s/Warren G. Lichtenstein
                                          Warren G. Lichtenstein,
                                          Chairman of the Board and
                                          Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 1999
/s/ Jack L. Howard
Jack L. Howard
Director

Date: April 30, 1999
/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Director

Date: April 30, 1999
/s/ Ronald W. Hayes
Ronald W. Hayes
Director


                                 EXHIBIT INDEX


2.1 Agreement and Plan of Merger of Gateway Industries, Inc., a Delaware Corporation, and Gateway Communications, Inc., a California Corporation.
     (a)
3.1  Articles of Incorporation. (a)
3.2  By laws. (a)
10.8 Amended and Restated 1990 Incentive Stock Option Plan and 1990 Nonstatutory Stock Option Plan. (a)
10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (c)
10.11Stock  Purchase  Agreement,   dated  December  21,  1996, between  Gateway
     Industries, Inc. and Richard A. Hickland. (d)
27   Financial Data Schedule (f)

---------------
(a) Filed as an exhibit to the Company's Proxy Statement for its Special Meeting of Shareholders held on September 9, 1994, and incorporated herein by reference.

(b) Filed as an exhibit to the Company's Form 10-KSB filed for its quarter ended March 31, 1996, and incorporated herein by reference.

(c) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1989, and incorporated herein by reference.

(d) Filed as an exhibit to the Company's Form 8-K filed on or about January 5, 1997, and incorporated herein by reference.

(e) Filed as an exhibit to the Company's 10-KSB filed on or about March 31, 1998, and incorporated herein by reference.

(f) Filed herein.

                         INDEX TO FINANCIAL STATEMENTS

                            GATEWAY INDUSTRIES, INC.




        Report of Independent Auditors                                F-2

        Balance Sheet at December 31, 1998                            F-3

        Statements of Operations for the years ended
                December 31, 1998 and 1997                            F-4

        Statements of Shareholder's Equity for the years ended
                December 31, 1998 and 1997                            F-5

        Statements of Cash Flows for the years ended
                December 31, 1998 and 1997                            F-6

        Notes to Financial Statements                                 F-7

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Gateway Industries, Inc.


We have audited the accompanying balance sheet of Gateway Industries, Inc. as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Industries, Inc. at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                         /s/Ernst & Young LLP
                         Ernst & Young LLP
Los Angeles, California
April 6, 1999


                            GATEWAY INDUSTRIES, INC.

                                 Balance Sheet

                               December 31, 1998
Assets
  Cash and cash equivalents ....................................................   $ 5,140,000
  Note receivable ..............................................................       566,000
  Prepaid expenses and other current assets ....................................        28,000

    Total current assets .......................................................     5,734,000

  Security Deposit .............................................................        80,000

Total Assets ...................................................................   $ 5,814,000


Liabilities and shareholders' equity

Current liabilities:
  Accounts payable & accrued expenses ..........................................   $    76,000

Total liabilities ..............................................................        76,000

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.10 par value:
    1,000,000 shares authorized
    No shares issued and outstanding ...........................................          --
  Common stock, $.001 par value:
    10,000,000 shares authorized
      3,592,024 shares issued (including treasury shares) ......................         4,000
  Capital in excess of par value ...............................................     9,555,000
  Accumulated deficit ..........................................................    (3,775,000)
Treasury stock, 11,513 shares ..................................................       (46,000)
Total shareholders' equity .....................................................     5,738,000
Total liabilities and shareholders' equity .....................................   $ 5,814,000

See accompanying notes


                            GATEWAY INDUSTRIES, INC

                            Statements of Operations


                                                                                    Year Ended December 31,
                                                                                       1998           1997
Revenues .......................................................................  $       --      $      --

General and administrative expenses ............................................      359,000        366,000
Operating loss .................................................................     (359,000)      (366,000)

Other income (expense)
  Interest .....................................................................      375,000        297,000
  Gain on sale of investment ...................................................       13,000         52,000
  Write up (down) of note receivable ...........................................      360,000       (360,000)
  Other ........................................................................          --          38,000
Total other income .............................................................      748,000         27,000
Net income (loss)  .............................................................  $   389,000    $  (339,000)


Net income (loss) per share-basic and diluted ..................................  $       .11    $      (.09)

See accompanying notes.


                            GATEWAY INDUSTRIES, INC.

                       Statements of Shareholders' Equity



                         Common      Stock      Excess of      (Accumulated      Treasury
                         Shares     Amount      Par Value        Deficit)          Stock       Total
                         ---------------------------------------------------------------------------
Balance at
December 31, 1996      3,592,024   $  4,000    $9,555,000      $(3,825,000)      $(46,000)   $5,688,000

Net loss                       -          -             -         (339,000)             -      (339,000)
                       ---------   --------    ----------      -----------       --------    ----------
Balance at
December 31, 1997      3,592,024      4,000     9,555,000       (4,164,000)       (46,000)    5,349,000

Net income                     -          -             -          389,000              -       389,000
                       ---------   --------    ----------      -----------       --------    ----------
Balance at
December 31, 1998      3,592,024   $  4,000    $9,555,000      $(3,775,000)      $(46,000)   $5,738,000
                       =========   ========    ==========      ===========       ========    ==========
See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                            Statements of Cash Flows



                                                                Year Ended December 31,
                                                                  1998           1997
Operating activities
Net income (loss) ......................................   $   389,000    $  (339,000)
Adjustments to reconcile net Income (loss) to net cash
used in operating activities:

        Gain on sale of securities .....................       (13,000)          --
        Net change in assets and liabilities
                Note receivable (566,000) ..............          --
                Prepaid and other ......................       (13,000)          --
                Security deposit .......................       (80,000)          --
                Accounts payable .......................       (24,000)      (273,000)
                                                              --------       --------
Net cash used in operating activities ..................      (307,000)      (612,000)
                                                              --------       --------
Cash flows from investing activities:

        Purchase of equities available for sale.........       (92,000)          --
        Sale of equities available for sale ............       106,000           --
                                                             ---------      ---------
Net cash  provided by investing activities .............        14,000           --
                                                             ---------      ---------
Net decrease in cash and cash equivalents ..............      (293,000)      (612,000)
Cash and cash equivalents at beginning of year .........     5,433,000      6,045,000
                                                             ---------      ---------
Cash and cash equivalents at end of year ...............   $ 5,140,000    $ 5,433,000
                                                             =========      =========

Supplemental cash flow information:
        Income taxes paid during the year ..............   $       800    $       800

See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                         Notes to Financial Statements

                               December 31, 1998

1. ORGANIZATION, BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITIES

     Gateway Industries, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 24, 1994, and was the successor, by merger, to Gateway Communications, Inc., a California corporation incorporated on March 6, 1991.

     On November 24, 1995, Glass Acquisition Corp., a wholly-owned subsidiary of Gateway Industries, Inc., acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. ("Old Marsel") and the related real estate interest of Barlow Associates from which Old Marsel conducted its business in Brooklyn, New York. Old Marsel was one of the originators of mass producing mirrors for consumption across the country. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. ("Marsel").

     On December 21, 1996, the Company sold all outstanding shares of its wholly owned subsidiary, Marsel, to an unrelated third party for $1.00, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company has the right to purchase 50% of the outstanding shares of Marsel until December 21, 1999 for $2.00. The Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees on behalf of Marsel which have been fully satisfied. In addition, the Agreement contains provisions relating to the allocation between the Company and the unrelated third party of sums from the sale or liquidation of Marsel or the sale of equity in Marsel by the unrelated third party, if either occur. The purchase price and terms were determined by the Company and the unrelated third party following the expiration of Marsel's credit facility; and, said bank's demand for immediate repayment of all outstanding balances and Marsel's failure to negotiate a financing agreement with a new commercial lender; and, the failure of Marsel to obtain an extension of its letter of credit beyond December 31, 1996. Since the Company has a contingent 50% interest in Marsel, the above transaction was not accounted for as a discontinued operation.

     On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

     The Company currently has no operating business. Management is pursing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, or consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 1998, cash and cash equivalents were held principally at one financial institution.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

     For 1998, the basic and diluted weighted average number of shares outstanding are 3,592,024 and 3,593,454, respectively. For 1997, the basic and diluted weighted average number of shares outstanding was 3,592,024. The effect of common stock equivalents for 1997 has not been considered as such items are antidilutive.

RECLASSIFICATION

        Certain prior year account balances have been reclassified to conform with the current year's presentation.

2.   INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of FAS 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes will actually be paid or refunds received.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:

Deferred tax assets:
     Reserves                                     $       11,000
     Net operating loss carryforward                   3,126,000
Total deferred tax assets                              3,173,000

Valuation allowance                                   (3,173,000)
Deferred tax assets, net of valuation allowance   $           -
                                                   =============

     The deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefits associated with these deferred tax assets.

     At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $9,145,000 that begin to expire between 2001 and 2012. Utilization of the net operating losses may be subject to annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

3. STOCK OPTION PLANS

     The Company's Incentive Stock Option Plan and Nonstatutory Stock Option Plan (collectively, the "Plans"), as amended in December 1995, provides for the granting of nonqualified and qualified stock options under the Internal Revenue Code. An aggregate of 400,000 shares of common stock has been reserved for grant at December 31, 1998. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term up to five years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant.

     Directors who are not employees or officers of the Company are granted 2,000 options upon joining the Company's Board, and 2,000 options on the day of each annual meeting of shareholders in which such director is elected or reelected to office. Options due but not issued in the current year will be issued in 1999.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options.

     Pro forma information regarding net income (loss) per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997; risk-free interest rates of 6.19%; volatility factors of the expected market price of the Company's common stock of 1.13. The weighted-average expected life of the option is 5.3 years. Dividends are not expected in the future. There were no options granted during 1998.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of high subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Given this method of amortization, the initial impact of applying SFAS No. 123 on pro forma net income and pro forma net income per share is not representative of the potential impact on pro forma amounts in future years, when the effect of the amortization from multiple awards would be reflected. The Company's pro forma information follows:

                                                                Year Ended December 31,
                                                                 1998            1997
Pro forma net income (loss)                                   $ 187,775       $(531,000)
Pro forma net income (loss) per share-basic and diluted       $     .05       $    (.15)


Stock option activity is summarized as follows:
                                                     Weighted-
                                                      Average
                                                      Exercise
                                           Shares      Price
                                           ------      -----
Balance at December 31, 1996 ...........   146,000       3.88
        Granted ........................   102,000       1.82
        Canceled .......................        --         --
Options outstanding at December 31, 1997   248,000   $   2.99
        Granted ........................        --         --
        Canceled .......................        --         --
                                           -------   --------
Options outstanding at December 31, 1998   248,000   $   2.99

     The weighted average fair value of options granted during 1997 was $1.66. The exercise prices for options outstanding as of December 31, 1998 ranged from $1.00 to $4.25. The weighted average remaining contractual life of these options is 4.29 years.

     At December 31, 1998, approximately 197,000 options were exercisable. No options were exercised during the years ended December 31, 1998 and 1997.

4. NOTE RECEIVABLE

     In October 1997, the Company signed a letter of intent to acquire Only Multimedia Network Incorporated ("OMNI"), a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors. Pursuant to the letter of intent, the Company advanced OMNI $450,000 (including $90,000 in 1998), and OMNI issued a secured promissory note to the Company in the amount of $500,000 originally due at December 31, 1998. After the letter of intent was signed, OMNI's financial performance was significantly worse than expected, and the Company reserved as uncollectible the $360,000 advanced to OMNI as of December 31, 1997. During 1998, the Company and OMNI terminated merger discussions. The Company received payments of amounts due from OMNI (including the amounts previously reserved) in March 1999

5. RELATED PARTY TRANSACTIONS

     The Company leases offices in New York under a lease expiring March 30, 2001, at an annual cost of approximately $100,000. It sub-leases offices, at one-third of its cost for the space, to Steel Partners Services, Ltd., an entity controlled by the Company's chairman, and it also sub-leases offices, at one-third of its cost for the space, to Rose's Holdings, Inc., a company in which Steel Partners II, L.P., and the Company's chairman have an approximately 32% beneficial interest.

     During the year ended December 31, 1998, the Company paid approximately $147,000 to a company affiliated with its chairman, for certain general administrative services.

6. COMMITMENTS

     The Company entered into a three-year operating lease for office space commencing April 1, 1998. Future minimum lease payments under this lease are as follows:

                                Deduct      Net
                               Sublease    Rental
           Year   Commitments  Rentals  Commitments
           ----   -----------  -------  -----------
           1999     97,000      65,000     32,000
           2000     97,000      65,000     32,000
           2001     24,000      16,000      8,000
                   -------     -------    -------
                  $218,000    $146,000   $ 72,000

     The Company has sublet a portion of its office space to companies affiliated with its chairman. Rent expense for the year ended December 31, 1998 was $32,412. There was no rent expense for the year ended December 31, 1997.