Form 10KSB/A
period 1998-12-31
GATEWAY INDUSTRIES INC /DE/
filed 1999-05-03
CIK 725876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                                       Date:  May 3, 1999


                                       By:/s/Jack L. Howard
                                          Jack L. Howard,
                                          Acting President
                                          Principal Executive Officer


                                       Date:  May 3,1999


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


Date: May 3, 1999
/s/ Jack L. Howard
Jack L. Howard
Director

Date: May 3, 1999
/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Director

Date: May 3, 1999
/s/ Ronald W. Hayes
Ronald W. Hayes
Director


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
                       =========   ========    ==========      ===========       ========    ==========
See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                            Statements of Cash Flows



                                                                Year Ended December 31,
                                                                  1998           1997
Operating activities
Net income (loss) ......................................   $   389,000    $  (339,000)
Adjustments to reconcile net Income (loss) to net cash
used in operating activities:

        Gain on sale of securities .....................       (13,000)          --
        Net change in assets and liabilities
                Note receivable  .......................      (566,000)          --
                Prepaid and other ......................       (12,000)          --
                Security deposit .......................       (80,000)          --
                Accounts payable .......................       (24,000)      (273,000)
                                                              --------       --------
Net cash used in operating activities ..................      (306,000)      (612,000)
                                                              --------       --------
Cash flows from investing activities:

        Purchase of equities available for sale.........       (92,000)          --
        Sale of equities available for sale ............       105,000           --
                                                             ---------      ---------
Net cash  provided by investing activities .............        13,000           --
                                                             ---------      ---------
Net decrease in cash and cash equivalents ..............      (293,000)      (612,000)
Cash and cash equivalents at beginning of year .........     5,433,000      6,045,000
                                                             ---------      ---------
Cash and cash equivalents at end of year ...............   $ 5,140,000    $ 5,433,000
                                                             =========      =========

Supplemental cash flow information:
        Income taxes paid during the year ..............   $       800    $       800

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:

Deferred tax assets:
     Reserves                                     $       11,000
     Net operating loss carryforward                   3,126,000
Total deferred tax assets                              3,137,000

Valuation allowance                                   (3,137,000)
Deferred tax assets, net of valuation allowance   $           -
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