Form 10QSB
period 1999-03-31
GATEWAY INDUSTRIES INC /DE/
filed 1999-05-14
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   [ ]           Transition report under Section 13 or 15(d) of the Exchange Act

                 For the transition period from _____ to _____.

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

                                  877-431-2942
                (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Shares of Issuer's Common Stock Outstanding at March 31, 1999: 3,592,024

                 Transitional small business disclosure format:
                                 Yes [ ] No [X]



                            GATEWAY INDUSTRIES, INC.

                                     INDEX


Part I - Financial Information                                  Page Number

Item 1. Condensed Financial Statements (Unaudited):

        Condensed  Balance Sheet
        March 31, 1999                                               3

        Condensed Statements
        of  Operations - Three Months Ended
        March 31, 1999 and 1998                                      4

        Condensed Statements
        of Cash Flows - Three Months Ended
        March 31, 1999 and 1998                                      5

        Notes to Condensed Financial Statements                      6

Item 2. Management's Discussion and Analysis
                or Plan of Operations                                7


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                             8

        Signatures                                                   9

                            GATEWAY INDUSTRIES, INC.

                            CONDENSED BALANCE SHEET
                                 March 31, 1999
                                  (Unaudited)



ASSETS

Current assets:
   Cash and cash equivalents ........................................   $ 5,645,000
   Prepaid expenses and other current assets ........................        54,000
                                                                         ----------
     Total current assets ...........................................     5,699,000

Other assets:
   Security deposit .................................................        80,000
                                                                         ----------
Total assets ........................................................   $ 5,779,000
                                                                         ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...........................   $    38,000
                                                                         ----------
      Total current liabilities .....................................   $    38,000

Commitments

Shareholders' equity:
    Preferred stock, $.10 par value, 1,000,000 shares authorized,
        no shares issued or outstanding .............................          --
    Common stock, $.001 par value, 10,000,000 shares authorized,
        3,592,024 shares issued (including treasury shares) .........         4,000
    Capital in excess of par value ..................................     9,555,000
    Accumulated deficit .............................................    (3,772,000)
    Treasury stock, 11,513 shares ...................................       (46,000)
                                                                         ----------
       Total shareholders' equity ...................................     5,741,000
                                                                         ----------
Total liabilities & shareholders' equity ............................   $ 5,779,000
                                                                         ==========


See accompanying notes.



                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the Three Months
                                                   Ended March 31,
                                                1999            1998

Revenues .................................   $      --      $      --
                                              ----------     ----------
Costs and expenses:

        General and administrative .......        66,000         50,000
                                              ----------     ----------
        Operating loss ...................       (66,000)       (50,000)

        Other income:

                Interest income ..........        68,000         79,000
                Gain on sale of investment          --            6,000
                                              ----------     ----------
                Total other income .......        68,000         85,000

Net income ...............................   $     2,000    $    35,000
                                              ==========     ==========

Net income per share - basic and diluted .   $      --      $       .01
                                              ==========     ==========
Weighted average number of shares ........     3,592,024      3,592,024
                                              ==========     ==========


See accompanying notes.


                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                       1999           1998
Cash flows from operating activities:
        Net income .............................................................   $     2,000    $    35,000

        Adjustments to reconcile net income to net cash provided by/(used in) operating activities:

        Changes in assets and liabilities:

                Prepaid expenses and other assets ..............................       (26,000)      (124,000)
                Note receivable ................................................       566,000        (90,000)
                Accounts payable ...............................................       (37,000)       (50,000)
                                                                                    ----------     ----------
        Net cash provided by/(used in) operating activities ....................       505,000       (229,000)

Cash flows from investing activities:

                Purchase of equity investments .................................          --          (93,000)
                                                                                    ---------      ----------
        Net cash used by investing activities ..................................          --          (93,000)


        Net increase/(decrease) in cash ........................................       505,000       (322,000)
        Cash and cash equivalents at beginning of period .......................     5,140,000      5,433,000
                                                                                    ----------     ----------
        Cash and cash equivalents at end of period .............................   $ 5,645,000    $ 5,111,000
                                                                                    ==========     ==========

See accompanying notes.


                            GATEWAY INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

1.      GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1999 or for the entire year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.      OPERATIONS

     The Company currently has no operating business. Management is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

3.      LEASE COMMITMENTS

     The Company entered into a three-year operating lease for office space in New York, NY which began April 1, 1998. The Company has sublet a portion of its office space to affiliated companies. Future minimum lease payments under this lease are as follows:



                                        Deduct                Net
                                       Sublease             Rental
Year              Commitments           Rentals          Committments

1999               $ 97,000           $ 65,000            $ 32,000
2000                 97,000             65,000              32,000
2001                 24,000             16,000               8,000
                    -------            -------             -------
                   $218,000           $146,000            $ 72,000




4.      NET INCOME PER SHARE

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended March 31, 1999 and 1998, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended March 31, 1999 and 1998.


5.      COMPREHENSIVE INCOME

     For the three months ended March 31, 1998, the Company's comprehensive income was $46,000. The comprehensive income differs from the net income in the first quarter of 1998 due to the inclusion of the Company's unrealized gain on equity securities in its comprehensive income. For the three months ended March 31, 1999 there was no unrealized gain or loss and consequently net income was equal to comprehensive income.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the three months ended March 31, 1999. Expenses for the quarter ended March 31, 1999 aggregated $66,000, consisting of general and administrative expense. General and administrative expenses for the three-month period ended March 31, 1998 totaled $50,000.

INTEREST INCOME, NET

     During the first quarter of 1999, the Company recognized $68,000 of net interest income compared with $79,000 in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,645,000 at March 31, 1999 and $5,140,000 at December 31, 1998. Collection of the note receivable owed by Only Multimedia Network, Inc. ("OMNI") during the first quarter accounted for the increase in cash. Other assets consist of the security deposit for the office space lease. At March 31, 1999, the Company's working capital balance was $5,661,000.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.


PART II.        OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b)     Reports on Form 8-K

                        No reports on Form 8-K have been filed by the registrant for the three months ended March 31, 1999.



SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GATEWAY INDUSTRIES, INC.





                                /s/ Jack Howard
                                Jack Howard, Acting President






Date:  May 13, 1999