Form 10QSB
period 1999-06-30
GATEWAY INDUSTRIES INC /DE/
filed 1999-08-10
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

   [X]         Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1999.

   [ ]         Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from __________ to __________.

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

    Shares of Issuer's Common Stock Outstanding at June 30, 1999: 3,592,024

    Transitional small business disclosure format   Yes  [ ]        No  [X]

                            GATEWAY INDUSTRIES, INC.

                                     INDEX





Part I - Financial Information                                       Page Number

Item 1. Condensed Financial Statements (Unaudited):

        Condensed  Balance Sheet
        June 30, 1999...............................................      3

        Condensed Statements of Operations
        Three Months and Six Months Ended June 30, 1999 and 1998....      4

        Condensed Statements of Cash Flows
        Six Months Ended June 30, 1999 and 1998.....................      5

        Notes to Condensed Financial Statements.....................      6

Item 2. Management's Discussion and Analysis
        or Plan of Operations.......................................      7

Item 3. Quantitative and Qualitative Disclosures About Market Risk..      7

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.........      8

Item 5. Other Information...........................................      8

Item 6. Exhibits and Reports on Form 8-K............................      8

        Signatures..................................................      9

                         PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

                            GATEWAY INDUSTRIES, INC.

                            CONDENSED BALANCE SHEET
                                 June 30, 1999
                                  (Unaudited)



                                     ASSETS
Current assets:
  Cash and cash equivalents......................................  $  5,618,000
    Prepaid expenses and other current assets....................        46,000
                                                                    -----------
    Total current assets.........................................     5,664,000

Other assets:
  Security deposit...............................................        60,000
                                                                    -----------
Total assets.....................................................  $  5,724,000
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.........................   $     61,000
                                                                    -----------
    Total current liabilities...................................   $     61,000

Commitments

Shareholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized,
      no shares issued or outstanding...........................            ---
  Common stock, $.001 par value, 10,000,000 shares authorized,
      3,592,024 shares issued (including treasury shares).......          4,000
  Capital in excess of par value................................      9,555,000
  Accumulated deficit...........................................     (3,850,000)
  Treasury stock, 11,513 shares.................................        (46,000)
                                                                     ----------
    Total shareholders' equity..................................      5,663,000
                                                                    -----------
Total liabilities & shareholders' equity........................   $  5,724,000
                                                                    ===========


                            See accompanying notes.

                           GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               For the Three Months           For the Six Months
                                                   Ended June 30,                Ended June 30,
                                                1999           1998           1999           1998

Revenues ...............................   $      --      $      --      $      --      $      --

Costs and expenses:

     General and administrative ........       134,000        108,000        201,000        158,000
                                            ----------     ----------     ----------     ----------
     Operating loss ....................      (134,000)      (108,000)      (201,000)      (158,000)

     Other income:

          Interest income ..............        57,000         66,000        126,000        134,000
Other income ...........................          --           15,000           --           32,000
                                            ----------     ----------     ----------     ----------
     Total other income ................        57,000         81,000        126,000        166,000

Net income/(loss) ......................   $   (77,000)   $   (27,000)   $   (75,000)   $     8,000


Net income per share - basic and diluted   $      (.02)   $      (.01)   $      (.02)   $       .00

Weighted average number
of shares ..............................     3,592,024      3,592,024      3,592,024      3,592,024


                            See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                            1999          1998
Cash flows from operating activities:
        Net income .................................................   $   (75,000)   $     8,000

        Adjustments to reconcile net income to
                net cash provided by/(used in) operating activities:

        Changes in assets and liabilities:

                Prepaid expenses and other assets ..................       (18,000)      (213,000)
                Note receivable ....................................       566,000           --
                Security deposit ...................................        20,000           --
                Accounts payable ...................................       (15,000)       (48,000)
                Accrued expenses and other liabilities .............          --          (15,000)
                                                                        ----------     ----------
        Net cash provided by/(used in) operating activities ........       478,000       (268,000)

Cash flows from investing activities:

                Purchase of equity investments .....................          --          (93,000)
                                                                        ----------     ----------
        Net cash used by investing activities ......................          --          (93,000)


        Net increase/(decrease) in cash ............................       478,000       (361,000)
        Cash and cash equivalents at beginning of period ...........     5,140,000      5,433,000
                                                                        ----------     ----------
        Cash and cash equivalents at end of period .................   $ 5,618,000    $ 5,072,000
                                                                        ==========     ==========

                            See accompanying notes.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 1999

1. GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1999 or for the entire year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

3. LEASE COMMITMENTS

     The Company entered into a three-year operating lease for office space in New York, NY which began April 1, 1998. The Company has sublet a portion of its office space to affiliated companies. Future minimum lease payments under this lease are as follows:


                            Deduct          Net
                           Sublease        Rental
          Commitments      Rentals      Commitments
          -----------------------------------------
1999        97,000          65,000         32,000
2000        97,000          65,000         32,000
2001        24,000          16,000          8,000

         $ 218,000       $ 146,000       $ 72,000


4. NET INCOME PER SHARE

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended June 30, 1999 and 1998, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended June 30, 1999 and 1998.

5. COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1998, the Company's comprehensive income/(loss) was $(41,000) and $5,000, respectively. The comprehensive income differs from the net income in the first two quarters of 1998 due to the inclusion of the Company's unrealized gain on equity securities in its comprehensive income. For the three and six months ended June 30, 1999, there was no unrealized gain or loss and consequently net (loss) of $(77,000) and $(75,000) were equal to comprehensive income.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the three and six months ended June 30, 1999. Expenses for the three and six months ended June 30, 1999 aggregated $134,000 and $201,000, respectively consisting of general and administrative expense. General and administrative expenses for the three and six-month period ended June 30, 1998 totaled $108,000 and $158,000, respectively. Increased expense over last year is attributable to proxy and legal costs.

NET INTEREST INCOME AND OTHER INCOME

     During the three and six months ended June 30, 1999, the Company recognized $57,000 and $126,000 of net interest income, respectively compared with $66,000 and $135,000 net interest income in the corresponding periods of 1998. For the three and six months ended June 30, 1998, the Company recorded $15,000 and $32,000 in other income attributable to audit adjustments which were subsequently reclassified and reversed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,618,000 at June 30, 1999 and $5,140,000 at December 31, 1998. Collection of the note receivable owed by Only Multimedia Network, Inc. ("OMNI") during the first quarter accounted for the increase in cash. At June 30, 1999, the Company's working capital balance was $5,603,000.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               None


                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on June 15, 1999.

1.   To elect three directors of the Corporation;  (FOR:  3,442;239 AGAINST:  0;
     ABSTAINED: 6,589). The Board of Directors of the Company currently consists of Jack Howard, Warren Lichtenstein, and Ronald Hayes. All of the current members of the Board of Directors will serve as directors until the next annual meeting of the Company, and until their successors are duly elected and shall have qualified.

2. Ratified the appointment of Ernst & Young LLP, independent accountants, to audit the books and accounts of the Company. (FOR: 3,441,021; AGAINST:
     7,079; ABSTAINED: 728)


Item 5.  OTHER INFORMATION

               None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         2.1   Agreement and Plan of Merger of Gateway  Industries,  Inc., a
               Delaware Corporation, and Gateway Communications, Inc., a
               California Corporation. (a)
         3.1   Articles of Incorporation. (a)
         3.2   By laws. (a)
         10.8  Amended and Restated 1990 Incentive Stock Option Plan and 1990
               Nonstatutory Stock Option Plan. (a)
         10.9  Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (b)
         10.11 Stock Purchase Agreement, dated December 21, 1996, between
               Gateway Industries, Inc. and Richard A. Hickland. (c)
         27    Financial Data Schedule (d)
---------------
          (a)  Filed as an  exhibit  to the  Company's  Proxy  Statement  for its Special Meeting of Shareholders held on September 9, 1994, and incorporated herein by reference.
          (b)  Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1989, and incorporated herein by reference.
          (c)  Filed as an exhibit to the Company's  Form 8-K filed on or about
               January 5, 1997, and incorporated herein by reference.
          (d)  Filed as part of the electronic filing only

    (b)  Reports on Form 8-K

         The Registrant filed the following current report on Form 8-K during the last quarter of the period covered by this report:

         (i) Report in Form 8-K dated June 29, 1999 reporting the termination of the Company's relationship with the audit firm of Ernst & Young, LLP.

        (ii) Report on Form 8-K dated June 29, 1999 as amended.

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



Date:  August xx, 1999