Form 10QSB
period 1999-09-30
GATEWAY INDUSTRIES INC /DE/
filed 1999-11-12
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

   [ X ]     Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1999.

   [   ]     Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from ________ to ________.

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

Shares of Issuer's Common Stock Outstanding at September 30, 1999: 3,592,024

Transitional small business disclosure format:   Yes [ ]    No   [X]

                            GATEWAY INDUSTRIES, INC.

                                     INDEX

                                                                   Page Number
Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited):

        Condensed  Balance Sheet
        September 30, 1999                                              3

        Condensed Statements
        of  Operations - Three Months and Nine Months Ended
        September 30, 1999 and 1998                                     4

        Condensed Statements
        of Cash Flows - Nine Months Ended
        September 30, 1999 and 1998                                     5

        Notes to Condensed Financial Statements                         6

Item 2. Management's Discussion and Analysis
        or Plan of Operations                                           7


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                8

        Signatures                                                      9

                            GATEWAY INDUSTRIES, INC.


                            CONDENSED BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)




                                ASSETS

Current assets:
    Cash and cash equivalents ...................................   $ 5,560,000
            Prepaid expenses and other current assets ...........        37,000
                                                                    -----------
            Total current assets ................................     5,597,000

Other assets:
    Security deposit ............................................        60,000
                                                                    -----------

Total assets ....................................................   $ 5,657,000
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses .......................   $    44,000
                                                                    -----------
            Total current liabilities ...........................   $    44,000

Commitments

Shareholders' equity:
    Preferred stock, $.10 par value, 1,000,000 shares authorized,
            no shares issued or outstanding .....................          --
    Common stock, $.001 par value, 10,000,000 shares authorized,
            3,592,024 shares issued (including treasury shares) .         4,000
    Capital in excess of par value ..............................     9,555,000
    Accumulated deficit .........................................    (3,900,000)
    Treasury stock, 11,513 shares ...............................       (46,000)
                                                                    -----------

            Total shareholders' equity ..........................     5,613,000
                                                                    -----------

Total liabilities & shareholders' equity ........................   $ 5,657,000
                                                                    ===========


                             See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        For the Three Months       For the Nine Months
                                         Ended September 30,        Ended September 30,
                                           1999         1998         1999        1998
                                           ----         ----         ----        ----
Revenues .............................   $      --    $      --    $      --    $      --

Costs and expenses:

     General and administrative ......     108,000       75,000     (309,000)     233,000
                                         ---------    ---------    ---------    ---------
     Operating loss ..................    (108,000)     (75,000)    (309,000)    (233,000)

     Other income:

          Interest income ............      58,000       66,000      169,000      201,000
          Other income ...............          --           --       15,000       32,000
                                         ---------    ---------    ---------    ---------
     Total other income ..............      58,000       66,000      184,000      233,000
                                         ---------    ---------    ---------    ---------
Net loss .............................   $ (50,000)   $  (9,000)   $(125,000)   $       0
                                         =========    =========    =========    =========

Net loss per share - basic and diluted   $    (.01)   $      --    $    (.03)   $      --
                                         =========    =========    =========    =========


                             See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           For the Nine Months
                                                                            Ended September 30,
                                                                            1999          1998
                                                                            ----          ----
Cash flows from operating activities:
        Net income .................................................   $  (125,000)   $         0

        Adjustments to reconcile net income to
                net cash provided by/(used in) operating activities:

        Changes in assets and liabilities:

                Prepaid expenses and other assets ..................        11,000       (205,000)
                Note receivable ....................................       566,000             --
                Accounts payable ...................................       (32,000)       (60,000)
                Accrued expenses and other liabilities .............            --        (18,000)
                                                                       -----------    -----------
        Net cash provided by/(used in) operating activities ........       420,000       (283,000)

Cash flows from investing activities:

                Purchase of equity investments .....................            --        (93,000)

        Net cash used by investing activities ......................            --        (93,000)
                                                                       -----------    -----------

        Net increase/(decrease) in cash ............................       420,000       (376,000)
        Cash and cash equivalents at beginning of period ...........     5,140,000      5,434,000
                                                                       -----------    -----------
        Cash and cash equivalents at end of period .................   $ 5,560,000    $ 5,058,000
                                                                       ===========    ===========


                            See accompanying notes.

                            GATEWAY INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

1.      General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 1999 or for the entire year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.      Operations

     The Company currently has no operating business. Management is pursuing various strategic alternatives, which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

3.      Lease Commitments

     The Company entered into a three-year operating lease for office space in New York, NY which began April 1, 1998. The Company has sublet a portion of its office space to affiliated companies. Future minimum lease payments under this lease are as follows:



                                     Deduct           Net
                                    Sublease        Rental
                  Commitments       Rentals       Commitments
                  -----------       -------       -----------

    1999            97,000           65,000         32,000
    2000            97,000           65,000         32,000
    2001            24,000           16,000          8,000

                  $218,000         $146,000        $72,000




4.      Net Income Per Share

     Net income per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended September 30, 1999 and 1998, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended September 30, 1999 and 1998.

5.      Comprehensive Income

     For the three and nine months ended September 30, 1998, the Company's comprehensive income/(loss) was $(41,000) and $5,000, respectively. The comprehensive income differs from the net income in the first nine months of 1998 due to the inclusion of the Company's unrealized gain on equity securities in its comprehensive income. For the three and nine months ended September 30, 1999, there was no unrealized gain or loss and consequently net incomewas equal to comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     The Company currently has no operating business. The Board of Directors is pursuing various strategic alternatives which include the possible use of the Company's net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses.

REVENUES AND EXPENSES

     The Company had no revenues for the nine months ended September 30, 1999. Expenses for the nine months ended September 30, 1999 aggregated $309,000, consisting of general and administrative expense. General and administrative expenses for the nine-month period ended September 30, 1998 totaled $233,000.

INTEREST INCOME, NET

     During the first nine months of 1999, the Company recognized $169,000 of net interest income compared with $201,000 in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,560,000 at September 30, 1999 and $5,140,000 at December 31, 1998. Collection of the note receivable owed by Only Multimedia Network, Inc. ("OMNI") during the first quarter accounted for the increase in cash. Other assets consist of the security deposit for the office space lease. At September 30, 1999, the Company's working capital balance was $5,553,000.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 (27) Financial Data Schedule
                      (filed as part of the electronic filing only)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K have been filed by the registrant for the nine months ended September 30, 1999.

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






                                Date:  November 12, 1999