Form 10KSB
period 1999-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2000-04-13
CIK 725876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer has had no revenues in its most recent fiscal year.

The aggregate market value of voting stock held by non-affiliates of the Issuer at March 31, 2000 was approximately $8,749,420 based on the average high/low ask/bid price of $3.6875 for such stock on that date.

As of March 31, 2000, the Registrant had 4,192,024 shares of common stock, $.001 par value per share, outstanding.

Transitional small business disclosure format:  Yes  [ ]  No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 30, 2000, are incorporated by reference into Part III of this report.

                            Gateway Industries, Inc.

                               TABLE OF CONTENTS

                                                                       PAGE NO.

                                     PART I

Item 1.  Description of Business.                                           2

Item 2.  Description of Property.                                           4

Item 3.  Legal Proceedings.                                                 5

Item 4.  Submission of Matters to a Vote of Security Holders.               5


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.          6


Item 6.  Management's Discussion and Analysis
         or Plan of Operation.                                              7

Item 7.  Financial Statements                                               8

Item 8.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure.                            8


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons;Compliance With Section 16(a)
         of the Exchange Act.                                               9

Item 10. Executive Compensation                                             9

Item 11. Security Ownership of Certain Beneficial
         Owners and Managers                                                9

Item 12. Certain Relationships and Related Transactions.                    9


Item 13. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

                                     PART I

ITEM 1.  Description of Business

OVERVIEW

     Gateway Industries, Inc. (the "Company") was incorporated in Delaware in July 1994. The Company had no operating business from December 1996 to March 2000, when it acquired all of the outstanding common stock of Oaktree Systems Inc. ("Oaktree"). Oaktree provides database development, consolidation and management services, and web site design and maintenance to customers throughout the United States: such customers are principally not-for-profit entities, health care providers and publishers. See the description of Oaktree below.

     The Company had no full time employees from December 1996 until the acquisition of Oaktree in March 2000. The Company's Chairman, Acting President and Steel Partners Services, Ltd. (an entity controlled by the Company's Chairman) devote time to the Company's administration and in exploring potential acquisitions and other business opportunities.

OAKTREE

     The Company acquired Oaktree on March 21, 2000 pursuant to a Stock Purchase Agreement. The purchase price of Oaktree was approximately $3.6 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $650,000 of debt, which was repaid at the closing date, plus certain fees and expenses.

     Oaktree provides database development, consolidation and management services, web site design and maintenance, and other miscellaneous services to customers throughout the United States. Oaktree's customers are predominantly not-for-profit organizations, healthcare providers, and publishers.

     Oaktree had revenues of approximately $3.0 million in 1999 and was profitable. Operating income in 1999 was adversely impacted by expenses related to Year 2000 preparedness, unusually large software and system upgrades and web design development projects which are not expected to recur annually to the extent incurred in 1999. The Company believes that these expenditures will enable Oaktree to significantly enhance the services provided to its customers.

     The  Company's  growth  strategy  regarding  Oaktree  is to (a)  cross-sell services with MDM Technologies Inc., an entity controlled by Warren G. Lichtenstein, who is the sole managing member of Steel Partners L.L.C., the General Partner of Steel Partners II, L.P, which together with Mr. Lichtenstein has a 30% beneficial interest in the Company, (see "Item 12, Certain Relationships and Related Transactions."), and (b) explore acquisitions of related established products and service providers that will provide opportunities to offer Oaktree's customers an integrated, full-service product offering.

     The Company's ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company's ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

     COMPETITION

     Oaktree competes in a highly fragmented industry with many national and local competitors. Competition comes from many sources including database development companies, service bureaus, and mailhouses. Many of the competitors of Oaktree possess substantially greater financial, technical, marketing and other resources than we do.

     PROPERTY

     Oaktree leases 2,500 square feet of office space in Calverton, New York. The lease expires on February 1, 2003. The space is rented from a partnership in which two of the senior managers of Oaktree each own a material interest. Rent expense, including Oaktree's share of real estate taxes, was approximately $224,000 and $228,000 in 1999 and 1998, respectively.

     During 1999, Oaktree entered into a lease for 806 square feet in St. Paul, Minnesota. Rent expense is $962 per month. The lease expires on Dec 31, 2000.

     PATENTS AND TRADEMARKS

     Oaktree does not have any patents or trademarks.

     HUMAN RESOURCES

     As of March 25, 2000, Oaktree employed 50 full time employees. None of the employees are subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

ONLY MULTIMEDIA NETWORK, INCORPORATED

     In October 1997, the Company signed a letter of intent to acquire Only Multimedia Network, Incorporated ("OMNI"), a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors. Pursuant to a letter of intent, the Company advanced $450,000 ($90,000 in 1998 and $360,000 in 1997) to OMNI, and OMNI
issued a $500,000 secured promissory note.

     OMNI's financial performance was less than expected, and the Company reserved as uncollectible the $360,000 advanced to Omni as of December 31, 1997. During 1998, the Company and OMNI terminated merger discussions, renegotiated the promissory note and OMNI issued 50,000 restricted shares of its stock to the Company. The Company continued to pursue the amounts advanced to OMNI, and received full payment of the secured promissory note and related interest in March 1999.

MARSEL MIRROR AND GLASS PRODUCTS, INC.

     On November 24, 1995, Glass Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. ("Old Marsel") and the related real estate interest of Barlow Associates from which Old Marsel conducted its business in Brooklyn, New York. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. ("Marsel").

     On December 21, 1996, the Company sold all outstanding shares of Marsel to an unrelated third party for $1.00 per share, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company had the right to purchase 50% of the outstanding shares of Marsel for $2.00 per share until December 21, 1999. Pursuant to the Agreement, the Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees to vendors of Marsel, all of which were fully satisfied by December 31, 1998. In addition, the Agreement contains provisions relating to the allocation between the Company and the unrelated third party of the proceeds from the sale or liquidation of Marsel or the sale of equity in Marsel by the unrelated third party, if either occurs. The purchase price and terms were determined by the Company and the unrelated third party following (a) the expiration of Marsel's credit facility, (b) the bank's demand for immediate repayment of all outstanding balances and Marsel's failure to negotiate a financing agreement with a new commercial lender, and (c) the failure of Marsel to obtain an extension of its letter of credit beyond December 31, 1996. Since the Company has a contingent 50% interest in Marsel, the above transaction was not accounted for as a discontinued operation.

     On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code. During 1999, the Company received, pursuant to a court approved settlement of all amounts due from Marcel, $21,000, net of $79,000 of expenses. During 1999, the Company also exercised its option to acquire 50% of the outstanding stock of Marsel. The exercise of this option has not been approved by the bankruptcy court, and the creditors' committee of Marsel has put forth other proposals. It is uncertain as to whether the exercise of the option will be approved and consummated. Although Marsel has current business operations, there is significant uncertainty as to the value of the stock of Marsel. Accordingly, the Company has not assigned any value to its holdings of Marsel.

ITEM 2. Description of Property.

     The Company occupies offices at 150 East 52nd Street, New York, New York 10022, under a lease agreement extending through March 30, 2001. It subleased office space, at one-third of its cost for the space, to each of (a) Steel Partners Services, Ltd. ("SPS"), an entity controlled by the Company's Chairman, and (b) WebFinancial Corporation, a public company in which Steel Partners II, L.P., an entity controlled by the Company's Chairman, and the Company's Chairman have an approximate 30% beneficial interest. As of January 1, 1999, the rent on the office space is paid by SPS and the Company pays a management fee of $275,000, which includes its one third share of rent expense, to SPS. (See "Item 12, Certain Relationships and Related Transactions.")

ITEM 3. Legal Proceedings.

     There are no material pending legal proceedings against the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON STOCK

     Since November 17, 1994, the Company's Common Stock has been traded over-the-counter using the symbol "GWAY" on what is commonly referred to as the "Bulletin Board." The following table sets forth the high and low bid prices during each quarter of its last two fiscal years, and during the first quarter of 2000 through March 31, 2000, as quoted on the Bulletin Board. These prices represent quotations between broker-dealers, do not include retail markups and markdowns, or any commissions, and may not reflect prices in actual transactions.
                                                CLOSING BID PRICES

                                               HIGH($)        LOW($)
1998
----
FIRST QUARTER                                  1.8125        1.8125
SECOND QUARTER                                 1.8750        1.8750
THIRD QUARTER                                  1.7500        1.7500
FOURTH QUARTER                                 1.6500        1.6500

1999
----
FIRST QUARTER                                  1.5000        1.5000
SECOND QUARTER                                 1.6250        1.5000
THIRD QUARTER                                  2.0000        1.5000
FOURTH QUARTER                                 1.8750        1.8750

2000
----
FIRST QUARTER March 31, 2000                   3.6875        2.9375

HOLDERS OF RECORD

     At March 7, 2000, there were approximately 1,398 holders of the Company's common stock.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock for the last two Fiscal years and does not anticipate doing so in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

PLAN OF OPERATIONS

     On March 21, 2000, the Company acquired Oaktree. Oaktree provides database development, consolidation and management services, web site design and maintenance, and other services to customers throughout the United States. Oaktree's customers are predominantly not-for-profit organizations, healthcare providers, and publishers.

     Oaktree had revenues of approximately $3.0 million in 1999 and was marginally profitable. Oaktree's operating income in 1999 was adversely impacted by expenses related to Year 2000 preparedness, unusually large software and system upgrades, and web design development projects which are not expected to recur annually to the extent incurred in 1999. The Company believes that these expenditures will enable Oaktree to significantly enhance its services provided to its customers.

     The purchase price of Oaktree consisted of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company, the assumption of approximately $650,000 of debt which was repaid in full at closing and certain fees and expenses.

     Assuming no other acquisitions are completed in 2000, Oaktree will be the Company's only operations.

     Although the Company has not identified any other acquisition candidates, management is considering various strategic alternatives relating to additional acquisitions. There can be no assurance, however, that any such transaction will be consummated.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company had no revenues for the years ended December 31, 1999 and 1998. Expenses for 1999 and 1998 were $654,000 and $359,000, respectively. Increased expenses are principally attributable to compensation expense of options granted to non-employee consultants, legal fees and general and administrative expenses.

     During the year ended December 31, 1999, the Company recognized $272,000 of other income which was primarily interest income. For the year ended December 31, 1998, the Company recognized other income of $748,000, consisting of interest income of $375,000, gain of $13,000 and a $360,000 reversal of an allowance for uncollectibility which had been recorded in the prior year. The larger amount of 1998 interest income resulted from interest paid on the OMNI debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $5,465,000 at December 31, 1999, compared with $5,140,000 at December 31, 1998. $2,000,000 was expended in March 2000 for the Oaktree acquisition. The increase was primarily generated by the collection of the Company's receivable of the OMNI debt and related interest. See "Item 1. Description of Business." Aside from the lease commitments, the Company has no significant capital commitments at this time. Based on the Company's cash position management anticipates that the Company's current cash flows are adequate to meet its liquidity needs for the next twelve months.

ITEM 7. Financial Statements

     The Company's financial statements are filed as part of this Annual Report, as indicated in the Index to Financial Statements included in the Report.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On June 22, 1999, Gateway Industries, Inc. (the "Company") was informed by Ernst & Young LLP, that it had resigned as the Company's auditors. Ernst & Young's reports on the financial statements for the past two years have not contained any adverse opinion or disclaimer of opinion, nor was any opinion qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's consolidated financial statements for each of the two fiscal years ended December 31, 1998 and 1997, and in the interim period subsequent to December 31, 1998, preceding the date of Ernst & Young's resignation, there were no "disagreements," as that term is defined in the instructions to Form 8-K and the regulations applicable to Item 4 of Form 8-K, with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which "disagreement", if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the "disagreement" in their report.

     On June 29, 1999, the Board of Directors of the Company engaged Grant Thornton LLP as the Company's auditors. The Company has not consulted with Grant Thornton LLP during the past two fiscal years concerning the application of accounting principles or any issues relating to accounting, auditing or financial reporting.

     A letter from Ernst & Young concerning the disclosures made in Item 4 of the Report on Form 8-K is annexed hereto as Exhibit 99.1.

                                    PART III

ITEM 9. Directors and Executive Officers

     The information required by this item will be included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 10. Executive Compensation

     The information required by this item will be included under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included under the captions "PRINCIPAL STOCKHOLDERS" and "Beneficial Ownership of Directors and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

     The information required by this Item is will be included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

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

3.2   By laws. (a)

10.8  Amended   and   Restated  1990   Incentive  Stock  Option  Plan  and  1990
      Nonstatutory Stock Option Plan. (a)

10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (b)

10.11 Stock  Purchase  Agreement,   dated  December  21,  1996, between  Gateway
      Industries, Inc. and Richard A. Hickland. (c)

16.1 Report on form 8-K dated June 29, 1999 reporting the termination of the Company's relationship with the audit firm of Ernst & Young, LL P.(d)

16.2  Report on form 8-K dated June 29, 1999 as amended.(d)

27    Financial Data Schedule.

99.1 Letter dated July 21, 1999 from Ernst & Young LLP to the Securities and Exchange Commission. (e)


---------------
(a) Filed as an exhibit to the Company's Proxy Statement for its Special Meeting of Shareholders held on September 9, 1994, and incorporated herein by reference.
(b) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1989, and incorporated herein by reference.
(c) Filed as an exhibit to the Company's Form 8-K filed on or about January 5, 1997,and incorporated herein by reference.
(d) Filed as an exhibit to the Company's 10-KSB filed on or about March 31, 1999, and incorporated herein by reference.
(e) Filed as an exhibit to the Company's Form 8-K/A filed on July 29, 1999, and incorporated herein by reference.

     (b) Reports on form 8-K

     The Company filed the following current report on Form 8-K during the last quarter covered by this report:

     (i) Report on Form 8-K filed on or about March 31, 2000 reporting the stock purchase agreement with Oaktree.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY INDUSTRIES, INC.

                                    Date:  April 13, 2000

                                    By:/s/ Jack L. Howard
                                           Jack L. Howard,
                                           Acting President
                                           Principal Executive Officer


                                    Date:  April 13, 2000


                                    By:/s/ Warren G. Lichtenstein
                                           Warren G. Lichtenstein,
                                           Chairman of the Board and
                                           Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 13, 2000
By:/s/ Jack L. Howard
       Jack L. Howard
       Director

Date:  April 13, 2000
By:/s/ Warren G. Lichtenstein
       Warren G. Lichtenstein
       Director

Date:  April 13, 2000
By:/s/ Ronald W. Hayes
       Ronald W. Hayes
       Director

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

     3.2   By laws. (a)

     10.8 Amended and Restated 1990 Incentive Stock Option Plan and 1990 Nonstatutory Stock Option Plan. (a)

     10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. (b)

     10.11 Stock Purchase Agreement, dated December 21, 1996, between Gateway Industries, Inc. and Richard A. Hickland. (c)

     16.1 Report on form 8-K dated June 29, 1999 reporting the termination of the Company's relationship with the audit firm of Ernst & Young, LLP.(d)

     16.2 Report on Form 8-K dated June 29, 1999 as amended.(d)

     16.3 Report on form 8-K dated March 31, 2000 reporting the Company's acquisition of Oaktree.(e)

     27   Financial Data Schedule.

     99.1 Letter dated July 21, 1999 from Ernst & Young LLP to the Securities and Exchange Commission. (f)


---------------
(a) Filed as an exhibit to the Company's Proxy Statement for its Special Meeting of Shareholders held on September 9, 1994, and incorporated herein by reference.
(b) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1989, and incorporated herein by reference.
(c) Filed as an exhibit to the Company's Form 8-K filed on or about January 5, 1997, and incorporated herein by reference.
(d) Filed as an exhibit to the Company's 10-KSB filed on or about March 31, 1999, and incorporated herein by reference.
(e) Filed as an exhibit to the Company's 10-KSB filed on or about April 12, 2000 and incorporated herein by reference.
(f) Filed as an exhibit to the Company's Form 8-K/A filed on July 29, 1999, and incorporated herein by reference.

                            Gateway Industries, Inc.

                         INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE NO.


     Reports of Independent Certified Public Accountants
     and Independent Auditors                                            F-2


     Financial Statements

          Balance Sheets as of December 31, 1999 and 1998                F-4

          Statements of Operations for the Years Ended
                December 31, 1999 and 1998                               F-5

          Statement of Shareholders' Equity for the Years Ended
                December 31, 1999 and 1998                               F-6

          Statements of Cash Flows for the Years Ended
                December 31, 1999 and 1998                               F-7

          Notes to Financial Statements                            F-8 - F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
        Gateway Industries, Inc.


We have audited the accompanying balance sheet of Gateway Industries, Inc. as of December 31, 1999 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Industries, Inc. at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




/s/GRANT THORNTON LLP


New York, New York
February 28, 2000

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
        Gateway Industries, Inc.


We have audited the accompanying balance sheet of Gateway Industries, Inc. as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Industries, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




/s/Ernst & Young LLP


Los Angeles, California
April 6, 1999

                            Gateway Industries, Inc.

                                 BALANCE SHEETS

                                  December 31,

          ASSETS
                                                                  1999           1998
                                                              ------------   ------------
Current assets
  Cash and cash equivalents..........................         $  5,465,000   $  5,140,000
  Note receivable....................................                   --        566,000
  Prepaid expenses and other.........................               10,000         28,000
                                                              ------------   ------------
     Total current assets............................            5,475,000      5,734,000

Prepaid acquisition costs............................               24,000             --

Security deposit.....................................               60,000         80,000
                                                              ------------   ------------
     Total assets....................................         $  5,559,000   $  5,814,000
                                                              ============   ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses..............         $     75,000   $     76,000
                                                              ------------   ------------
     Total current liabilities.......................               75,000         76,000
                                                              ------------   ------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $.10 par value; 1,000,000
    shares authorized; no shares issued and
    outstanding......................................                   --             --
  Common stock, $.001 par value; 10,000,000
    shares authorized; 3,592,024 shares issued
    and outstanding at December 31, 1999 and 1998....                4,000          4,000
  Capital in excess of par value.....................            9,683,000      9,555,000
  Accumulated deficit                                           (4,157,000)    (3,775,000)
  Treasury stock, 11,513 shares of common stock,
    at cost..........................................              (46,000)       (46,000)
                                                              ------------   ------------
     Total shareholders' equity......................            5,484,000      5,738,000
                                                              ------------   ------------
     Total liabilities and shareholders' equity......         $  5,559,000   $  5,814,000
                                                              ============   ============





        The accompanying notes are an integral part of these statements.

                            GATEWAY INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                                  1999           1998
                                                              -----------    ------------
 Revenues............................................         $        --    $        --

 General and administrative expenses.................             654,000        359,000
                                                              -----------    -----------
 Operating loss......................................            (654,000)      (359,000)
                                                              -----------    -----------
 Other income
   Interest..........................................             251,000        375,000
   Gain on sale of investment........................                  --         13,000
   Reversal of reserve for uncollectible
     note receivable - OMNI..........................                  --        360,000
   Net settlement of unsecured claims - Marsel.......              21,000             --
                                                              -----------    -----------
     Total other income..............................             272,000        748,000
                                                              -----------    -----------

 Net income (loss)...................................         $  (382,000)   $   389,000
                                                              ===========    ===========
 Net income (loss) per share
   - basic and diluted...............................         $      (.11)   $       .11
                                                              ===========    ===========
 Weighted average shares outstanding used
   in computing basic and diluted
   net income (loss) per share.......................           3,592,024      3,592,000








        The accompanying notes are an integral part of these statements.

                            Gateway Industries, Inc.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1999

                                                                  Capital in
                                          Common stock            excess of     Accumulated      Treasury
                                      Shares         Amount       par value       deficit         stock          Total
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997         3,592,024    $     4,000    $ 9,555,000    $(4,164,000)   $   (46,000)   $ 5,349,000

Net income                                                                          389,000                       389,000
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1998         3,592,024          4,000      9,555,000     (3,775,000)       (46,000)     5,738,000

Compensation charge for options
  granted to consultants                                             128,000                                      128,000

Net loss                                                                           (382,000)                     (382,000)
                                    ----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999         3,592,024    $     4,000    $ 9,683,000    $(4,157,000)   $   (46,000)   $ 5,484,000
                                    ==========    ===========    ===========    ===========    ===========    ===========









         The accompanying notes are an integral part of this statement.

                            Gateway Industries, Inc.

                            STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                   1999           1998
                                                               -----------    -----------
Cash flows from operating activities:

  Net income (loss)...................................         $  (382,000)   $   389,000

  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Gain on sale of securities......................                  --        (13,000)
      Compensation charge for options
        granted to consultants........................             128,000             --
      Reversal of reserve for uncollectible
        note receivable...............................                  --       (360,000)
      Net changes in assets and liabilities:
          Prepaid expense and other...................              18,000        (13,000)
          Securiy deposit.............................              20,000        (80,000)
          Accounts payable and accrued expenses.......              (1,000)       (24,000)
                                                               -----------    -----------
      Net cash used in operating activities...........            (217,000)      (101,000)
                                                               -----------    -----------
Cash flows from investing activities:

  Collection of note receivable - OMNI................             566,000       (206,000)
  Prepaid acquisition costs - Oaktree.................             (24,000)            --
  Purchase of equities available for sale.............                  --        (92,000)
  Sale of equities available for sale.................                  --        106,000
                                                               -----------    -----------
      Net cash provided by (used in)
        investing activities..........................             542,000       (192,000)
                                                               -----------    -----------
      Net increase (decrease) in cash and
        cash equivalents..............................             325,000       (293,000)

Cash and cash equivalents at beginning of year........           5,140,000      5,433,000
                                                               -----------    -----------
Cash and cash equivalents at end of year..............         $ 5,465,000    $ 5,140,000
                                                               ===========    ===========
Supplemental cash flow information:

  Cash paid during the year for income taxes..........         $     1,000    $       800





        The accompanying notes are an integral part of these statements.

                            Gateway Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - ORGANIZATION, BUSINESS ACTIVITIES AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES

1.      Organization and Business Activities

Gateway Industries, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 24, 1994, and was the successor, by merger, to Gateway Communications, Inc., a California corporation incorporated on March 6, 1991.

The Company had no operating business at December 31, 1999. Management has been pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, or consolidate or otherwise combine with an operating business or businesses; and in March 2000 acquired Oaktree Systems, Inc. (See Note G.)

2.      Marsel Mirror & Glass Products, Inc. Transaction

On November 24, 1995, Glass Acquisition Corp., a wholly-owned subsidiary of Gateway Industries, Inc., acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. ("Old Marsel") and the related real estate interest of Barlow Associates from which Old Marsel conducted its business in Brooklyn, New York. Old Marsel was one of the originators of mass production of mirrors for consumption across the country. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. ("Marsel").

On December 21, 1996, the Company sold all outstanding shares of its wholly-owned subsidiary, Marsel, to an unrelated third party for $1.00, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company had the right to purchase 50% of the outstanding shares of Marsel until December 21, 1999 for $2.00. Pursuant to the Agreement, the Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees to vendors of Marsel, all of which were fully satisfied by December 31, 1998. In addition, the Agreement contains provisions relating to the allocation between the Company and the unrelated third party of the proceeds from the sale or liquidation of Marsel or the sale of equity in Marsel by the unrelated third party, if either occurs. The purchase price and terms were determined by the Company and the unrelated third party following the (a) expiration of Marsel's credit facility; (b) bank's demand for immediate repayment of all outstanding balances (c) Marsel's failure to negotiate a financing agreement with a new commercial lender; and, (d) the failure of Marsel to obtain an extension of its letter of credit beyond December 31, 1996.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998


NOTE A (continued)

On December  23,  1996,  Marsel  filed for  bankruptcy  under  Chapter 11 of the
Bankruptcy Code. During 1999, the Company received $21,000, net of $79,000 of expenses, in complete and court- approved settlement of all amounts due from Marsel. During 1999, the Company also exercised its option to acquire 50% of the outstanding stock of Marsel. This option has not been approved by the bankruptcy court, and the creditors' committee of Marsel has put forth other proposals. It is uncertain as to whether the option will be approved and consummated. Although Marsel has current business operations, there is significant uncertainty as to the value of the stock of Marsel. Accordingly, the Company has not assigned any value to its holdings of Marsel.

3.      Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 1999 and 1998, cash and cash equivalents were held principally at one financial institution.

4.      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

5.      Net Income (Loss) Per Share

For 1999 and 1998, the basic and diluted weighted-average number of shares outstanding was 3,592,024. The effect of common stock equivalents for 1999 and 1998 has not been considered as such items are antidilutive or not material.

6.      Income Taxes

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998



NOTE A (continued)

7.      Stock Options

The Company has elected to follow  Accounting  Principles  Board  Opinion No. 25
("APB  25"),   "Accounting   for  Stock  Issued  to   Employees,"   and  related
interpretations in accounting for its employee stock options.

8.      Reclassification

Certain prior year account balances have been reclassified to conform with the current year's presentation.


NOTE B - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      1998           1999
                                                   ----------     ----------
Deferred tax assets
    Reserves...................................    $   11,000     $   11,000
    Compensation charge for options issued
      to non-employees.........................            --         44,000
    Net operating loss carryforward............     3,126,000      3,236,000
                                                   ----------     ----------
        Total deferred tax assets..............     3,137,000      3,291,000

Valuation allowance............................    (3,137,000)    (3,291,000)
                                                   ----------     ----------
Deferred tax assets, net of
  valuation allowance..........................    $       --     $       --
                                                   ==========     ==========

The deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefits associated with these deferred tax assets.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998


NOTE B (continued)

At December 31, 1999, the Company has Federal net operating loss carryforwards of approximately $9,400,000 that begin to expire between 2001 and 2012. Utilization of the net operating losses may be subject to annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.


NOTE C - STOCK OPTION PLANS

The Company's Incentive Stock Option Plan and Nonstatutory Stock Option Plan (collectively, the "Plans"), as amended in December 1995, provide for the granting of nonqualified and qualified stock options under the Internal Revenue Code. An aggregate of 400,000 shares of common stock has been reserved for grant at December 31, 1998 and 1999. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to five years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant.

Directors who are not employees or officers of the Company are granted 2,000 options upon joining the Company's Board, and 2,000 options on the day of each annual meeting of shareholders in which such director is elected or reelected to office.

Pro forma information regarding net income (loss) per share is required by FASB Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 risk-free interest rates of 6.19%; volatility factors of the expected market price of the Company's common stock of 113%. The weighted-average expected life of the option is 5.3 years. Dividends are not expected in the future. There were no options granted during 1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998


NOTE C (continued)

from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

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


                                                  Year ended December 31,
                                                  1999              1998
                                               ----------        ----------
Pro forma net income (loss)                    $ (596,000)      $  188,000

Pro forma net income (loss) per
  share - basic and diluted                    $     (.17)      $      .05

Employee stock option activity is summarized as follows:

                                                                  Weighted-
                                                                  average
                                                                  exercise
                                                 Shares            price
                                               ----------        ----------

Options outstanding at December 31, 1998
  and 1997                                        248,000        $     2.99

Granted                                            95,500              2.26

Options outstanding at December 31, 1999          343,500        $     2.98
                                               ==========


The weighted-average fair value of employee options granted during 1999 was $1.66 The exercise prices for employee options outstanding as of December 31, 1999 ranged from $ 2.00 to 3.63. The weighted- average remaining contractual life of these options is 4.7 years.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998


NOTE C (continued)

At December 31, 1999, approximately 293,000 employee options were exercisable with a weighted-average price of approximately $2.75 per share. No options were exercised or cancelled during the years ended December 31, 1999 and 1998.

During 1999, the Company issued options to acquire 78,000 shares at $2.00 per share to consultants of the Company. Such options vest in three equal installments, 1/3 immediately and 1/3 each on the subsequent annual anniversary. The Company recorded $ 128,000 of compensation expense relating to such options during 1999.


NOTE D - NOTE RECEIVABLE

In October 1997, the Company signed a letter of intent to acquire OMNI,, a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information on actors. Pursuant to the letter of intent, the Company advanced OMNI $450,000 (including $90,000 in
1998), and OMNI issued a secured promissory note to the Company in the amount of $500,000 originally due at December 31, 1998. After the letter of intent was signed, OMNI's financial performance was significantly worse than expected, and, accordingly, the Company reserved as uncollectible the $360,000 advanced to OMNI as of December 31, 1997. OMNI defaulted on the promissory note during 1998. The Company and OMNI renegotiated the promissory note and also received 50,000 shares of restricted stock of OMNI. The Company reversed the reserve against its note receivable during 1998. The Company received payments of amounts due from OMNI of $566,000 including aggregate interest in March 1999. Since the Company is uncertain as to the value of its holdings in the restricted stock, no amounts have been recorded.


NOTE E - RELATED PARTY TRANSACTIONS

The Company occupies offices at 150 East 52nd Street, New York, New York 10022, under a lease agreement extending through March 30, 2001. It subleased office space, at one-third of its cost for the space, to each of (a) Steel Partners
Services, Ltd., an entity controlled by the Company's Chairman, and (b) WebFinancial Corporation ("WEFN"), a public company in which Steel Partners II, L.P. ("SPS"), an entity controlled by the Company's Chairman, and the Company's Chairman have an approximately 30% beneficial interest. Mr. Howard is also a director of WEFN. As of January 1, 1999, the rent on the office space is paid by SPS and the Company pays a management fee to SPS.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998


NOTE E (continued)

During the year ended December 31, 1998, the Company paid approximately $147,000 to SPS, for certain general administrative services. For the year ended December 31,1999, the Company paid a $275,000 management fee to that company which included its one-third share of rent expense. (See Note F).


NOTE F - COMMITMENTS

The Company entered into a three-year operating lease for office space commencing April 1, 1998. During 1999, the rent was paid by Steel Partners Services, Ltd. ("SPS") and the Company paid a management fee to SPS (See Note
E). Future minimum lease payments under this lease are as follows:

                                                     Deduct            Net
                                                    sublease         rental
                                    Commitments      rentals      commitments
                                    -----------    -----------    -----------

2000                                $    97,000         65,000    $    32,000
2001                                     24,000         16,000          8,000
                                    -----------    -----------    -----------

                                    $   121,000    $    81,000    $    40,000



The Company has sublet a portion of its office space to companies affiliated with its Chairman. Rent expense for the year ended December 31, 1999 was $32,000.

                            Gateway Industries, Inc.

                           December 31, 1999 and 1998



NOTE G - SUBSEQUENT EVENT (unaudited)

On March 21, 2000, the Company acquired all of the outstanding common stock of Oaktree Systems, Inc. ("Oaktree"). Oaktree provides database management services and web site design and maintenance for numerous national not-for-profit, healthcare and publishing entities. The purchase price consisted of $2 million in cash paid at closing and the issuance of 600,000 shares of common stock of the Company with a negotiated value of $1.30 per share and the assumption of approximately $650,000 of debt, which was repaid in full at the closing date. Oaktree had revenues of approximately $3 million in 1999 and was marginally profitable. Assets and liabilities acquired are summarized as follows (unaudited):



     Current assets                               $  700,000
     Other assets                                    325,000
                                                  ----------

                                                  $1,025,000
                                                  ==========

     Current liabilities other than
       bank debt                                  $ (325,000)
     Bank debt                                      (650,000)
                                                  ----------

                                                  $ (975,000)
                                                  ==========