Form 10KSB/A
period 1999-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2000-04-25
CIK 725876

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

                                    PART III


ITEM 9.   Directors and Executive Officers

         The directors and executive officers of the Company are as follows;


  NAME                           AGE                      POSITION
  ----                           ---                      --------
Warren G. Lichtenstein           34               Chairman of the Board of
150 East 52nd Street                      Directors, and Chief Executive Officer
New York, NY  10022

Jack Howard                      38                   Acting President
2927 Montecito Avenue                                     Director
Santa Rosa, CA  95404

Ronald W. Hayes                  62                       Director
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398


     Warren G. Lichtenstein was appointed a director of the Company in May 1994 and became Chairman of the Board in October 1995. Mr. Lichtenstein has been the Chairman of the Board, Secretary and the Managing Member of Steel Partners, L.L.C. ("Steel LLC"), the general partner of Steel Partners II, L.P. since January 1, 1996. Prior to such time, Mr. Lichtenstein was the Chairman and a director of Steel Partners, Ltd., the general partner of Steel Partners Associates, L.P., which was the general partner of Steel Partners II, L.P. since 1993 and prior to January 1, 1996. Mr. Lichtenstein has also been President and Chief Executive Officer of WebFinancial Corporation since December 1997. Mr. Lichtenstein served as President and director of Marsel Mirror and Glass Products, Inc. ("Marsel"), a subsidiary of the Company, from its inception in July 1995 until shortly after the acquisition of its business by the Company in November 1995, and continued as a director until its disposition in December 1996. Marsel filed for protection under Chapter 11 of the United States Bankruptcy Code shortly following the Company's disposition of its interest in Marsel. Mr. Lichtenstein is a director of the following publicly held companies:
WebFinancial Corporation, PLM International, Inc., Tech-Sym Corporation, CPX Corp., ECC International Corp. and Saratoga Beverage Group, Inc.

     Ronald W. Hayes was appointed a director of the company in May 1993. Mr. Hayes is the owner of Lincoln Consultors & Investors, Inc., an investing and consulting firm, for over five years.

     Jack L. Howard was appointed Acting President and Chief Financial Officer of the Company in September 1994, and was elected director of the Company in May 1994. Mr. Howard has been a registered principal of Mutual Securities, Inc., a stock brokerage firm since prior to 1993. Mr. Howard has also been the Vice President, Secretary, and Treasurer of WebFinancial Corporation since December 1997. Mr. Howard is a director of the following publicly held companies:
WebFinancial Corporation and Pubco Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all such reports required to be filed during the fiscal year ended December 31, 1999 ("Fiscal 1999"), were filed on a timely basis. The Company 's belief is based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during, and with respect to, Fiscal 1999 by persons known to be subject to Section 16 of the Exchange Act. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

ITEM 10.   Executive Compensation

         The following table sets forth all compensation paid to the Company's Acting President during its fiscal years ended December 31, 1999, 1998 and 1997 (the "Named Executive Officers"). No other executive officer received annual compensation at the rate of $100,000 or more during the fiscal year.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                       Annual             Long-term
                                                    Compensation        Compensation
                                                    ------------        ------------
                                                                    Securities Underlying
Name and Principal Position          Fiscal Year       Bonus($)            Options
---------------------------          -----------       -------             -------
Warren G. Lichtenstein                  1999              0                 50,000
  Chairman of the Board                 1998              0
  and Chief Executive Officer           1997              0

Jack Howard                             1999              0                 10,000
   Acting President                     1998           $50,000
   and Chief Financial Officer          1997           $50,000


DIRECTOR COMPENSATION

     The director who is not an officer receives, as his total annual compensation, 2000 options to purchase Company common stock. The options are granted each year at the time of the annual meeting. The exercise price of the options is the fair market value of the common stock at the time of the grant.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to options granted to the named executives during 1999. No stock appreciation rights were granted to the named executives during 1999.

                                             Individual Grants
                                             -----------------
                                         Percent of
                             Number         Total
                               of          Options
                           Securities     Granted to
                           Underlying    Employees in   Exercise or
                            Options         Fiscal      Base Price   Expiration
 Name                      Granted(1)       Year(2)       ($/Sh)        Date
 ----                      -------          ----           ----         ----
Warren G. Lichtenstein      50,000         31.85%          $2.00        7-20-04

Jack L. Howard              10,000          6.37%          $2.00        7-20-04

-----------
(1) All of the options were granted in respect of Mr. Lichtenstein's and Mr. Howard's service as executive officers of the Company.
(2) Based on an aggregate of 173,500 options granted to all employees, non-employees, and consultants during 1999. Options vest in 3 equal annual installments.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1999, and the number of unexercised options held by the Company's executive officers at the end of such fiscal year:

                             Number of
                              Shares       Shares                                        Value of Unexercised
                             Acquired      Value       Number of Unexercised Options     in-the-Money Options
Name                        On Exercise  Realized($)          at FY-End(#)                   at FY-End($)
----                        -----------  ----------           -----------                    -----------
                                                        Exercisable/Unexercisable      Exercisable/Unexercisable
                                                        -------------------------      -------------------------
Warren G. Lichtenstein           0           0              116,667/33,333                  33,334/66,666
Jack Howard                      0           0               84,300/23,200                  67,000/43,500

-----------

(1) Based on $2.00, the average high/low bid prices for the Common Stock on the last date of 1999 for which trading was reported.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information as of March 31, 2000 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group.

Name and Address                    Amount and Nature of             Percent
of Beneficial Owner                 Beneficial Ownership             of Class
-------------------                 --------------------             --------
Warren G. Lichtenstein                   1,865,760  (1)(2)            44.51%
150 East 52nd Street
New York, NY  10022

Ronald W. Hayes                             98,840  (3)                2.36%
810 Saturn Street Suite 16-432
Jupiter, FL  33477-4398

Jack Howard                                162,700  (4)                3.88%
2927 Montecito Avenue
Santa Rosa, CA  95404

Steel Partners II, L.P.                  1,674,208                    39.94%
150 East 52nd Street
New York, NY  10022

George Soros                               827,716 (5)                19.75%
888 Seventh Avenue
New York, NY 10022

All directors and executive officers     2,127,300 (1)                50.75%
as a group (three persons)

-------------------------
(1) Includes: (i) 1,674,208 shares owned by Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, (ii) 41,552 shares owned directly by Mr. Lichtenstein, and (iii) 150,000 shares underlying stock options held by Mr. Lichtenstein, all of which are exercisable within sixty days of March 31, 2000.
(2) More than one beneficial owner is listed above for the same securities, since the shares owned beneficially by Steel Partners II, L.P. are included in the shares beneficially owned by Mr. Lichtenstein.
         See note (1) above.
(3) Includes 50,500 options, all of which are exercisable within sixty days of March 31, 2000 (4) Includes 107,500 stock options, all of which are exercisable within sixty days of March 31, 2000 (5) As reported in the shareholder's most recent Schedule 13D.
(4) Includes 107,500 stock options, all of which are exercisable within sixty days of March 31, 2000
(5)      As reported in the shareholder's most recent Schedule 13D.

ITEM 12.  Certain Relationships and Related Transactions

     The Company occupies offices at 150 East 52nd Street, New York, New York 10022, under a lease agreement extending through March 30, 2001. It subleased office space, at one-third of its cost for the space, to each of (a) Steel Partners Services, Ltd. ("SPS"), an entity controlled by the Company's Chairman, and (b) WebFinancial Corporation ("WEFN"), a public company in which Steel Partners II, L.P. , an entity controlled by the Company's Chairman, and the Company's Chairman have an approximately 30 % beneficial interest. Mr. Howard is also a director of WEFN. As of January 1, 1999, the rent on the office space is paid by SPS and the Company pays a management fee to SPS.

     During the year ended December 31, 1999, the Company paid a management fee of approximately $275,000 to Steel Partners Services, Ltd., for certain management, consulting and advisory services. The fee also included the Company's one-third share of rent expense which was paid entirely by SPS during 1999. The Company believes that the cost of obtaining the type and quality of services rendered by SPS is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

     As of February 15, 2000, Oaktree entered into a Reciprocal Agency Agreement with MDM Technologies, L.L.C. ("MDM"). The agreement provides that Oaktree and MDM will each pay one another, as appropriate, a market rate based fee for sales leads generated that result in new revenues for each other. MDM is majority owned by Warren G. Lichtenstein, the Company's Chairman.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GATEWAY INDUSTRIES, INC.

                            Date: April 25, 2000

                            By: /s/ Jack L. Howard
                                Jack L. Howard,
                                Acting President
                                Principal Executive Officer