Form 10QSB
period 2000-03-31
GATEWAY INDUSTRIES INC /DE/
filed 2000-05-15
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 2000.

    [ ] Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from _______ to ________.

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


                        150 East 52nd Street, 21st Floor
                               New York, NY 10022
                    (Address of Principal Executive Offices)

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

                            Yes [X]     No [ ]

     Shares of Issuer's Common Stock Outstanding at May 15, 2000: 4,192,024

     Transitional small business disclosure format:

                             Yes [ ]    No  [X]

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page Number


Item 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):

              Condensed Consolidated Balance Sheet
              March 31, 2000...............................................   3

              Condensed Consolidated Statements
              of  Operations - Three Months Ended
              March 31, 2000 and 1999 .....................................   4

              Condensed Consolidated Statements
              of Cash Flows - Three Months Ended
              March 31, 2000 and 1999......................................   5

              Notes to Condensed Consolidated Financial Statements.........   6

Item 2.       Management's Discussion and Analysis
              or Plan of Operations........................................   7


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K.............................   8

              Signatures...................................................   9

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)



                                     ASSETS
Current assets:
     Cash and cash equivalents...................................  $  2,809,000
     Accounts receivable.........................................       308,000
     Prepaid expenses and other..................................        34,000
                                                                   ------------
         Total current assets....................................     3,151,000

Other assets:

     Security deposits...........................................        53,000
     Property, plant and equipment, net..........................       321,000
     Goodwill and other intangibles, net.........................     3,481,000
                                                                   ------------
         Total other assets......................................     3,855,000
                                                                   ------------

Total assets  ...................................................  $  7,006,000
                                                                   ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses.......................  $    260,000
     Capital lease obligation....................................        22,000
                                                                   ------------

         Total current liabilities...............................  $    282,000


Shareholders' equity
     Preferred stock, $.10 par value, 1,000,000 shares authorized,
         no shares issued or outstanding.........................            --
     Common stock, $.001 par value, 10,000,000 shares authorized,
         4,192,024 shares issued (including treasury shares)......        4,000
     Capital in excess of par value...............................   11,047,000
     Accumulated deficit..........................................   (4,281,000)
     Treasury stock, 11,513 shares of common stock................      (46,000)
                                                                   ------------

         Total shareholders' equity..............................     6,724,000
                                                                   ------------

Total liabilities & shareholders' equity......................... $   7,006,000
                                                                  =============



                             See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                              2000             1999
                                                                              ----             ----


Sales................................................................    $     63,000               --

Cost of sales .......................................................          15,000               --
                                                                         ------------     ------------

Gross profit  .......................................................          48,000               --

Costs and expenses:

     Professional fees................................................         76,000           13,000
     General and administrative.......................................        173,000           53,000
     Depreciation and amortization....................................          6,000               --
                                                                         ------------     ------------


         Total costs and expenses.....................................        255,000           66,000

     Operating loss...................................................       (207,000)         (66,000)

     Other income

         Interest income..............................................         65,000           68,000
         Other income:................................................         18,000               --
                                                                         ------------     ------------

         Total other income...........................................         83,000           68,000


Net income (loss).....................................................   $   (124,000)           2,000
                                                                         ============     ============


Net income (loss) per share - basic and diluted.......................   $       (.03)              --

Weighted average number of shares.....................................      3,657,958        3,592,024


                             See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                        2000              1999
                                                                                        ----              ----
Cash flows from operating activities:
     Net income (loss)                                                             $    (124,000)            2,000

Adjustments to reconcile  net income  (loss) to net cash
  provided by (used in) operating activities:
     Amortization of goodwill                                                              6,000                --
     Changes in assets and liabilities:
         Accounts receivable                                                              68,000                --
         Prepaid expenses and other                                                       74,000           (26,000)
         Security deposit                                                                 20,000                --
         Accounts payable                                                                (40,000)          (37,000)
                                                                                   -------------    --------------

              Net cash provided by (used in) operating activities                          4,000           (61,000)

Cash flows from investing activities:
         Purchase of property, plant, and equipment                                       (1,000)               --
         Purchase of Oaktree Systems Inc., net of cash acquired                       (2,659,000)               --
         Note receivable                                                                      --           566,000
                                                                                   -------------    --------------

              Net cash provided by (used in) investing activities                     (2,660,000)          566,000


     Net increase/(decrease) in cash and cash equivalents                             (2,656,000)          505,000
     Cash and cash equivalents at beginning of period                                  5,465,000         5,140,000
                                                                                   -------------    --------------
     Cash and cash equivalents at end of period                                    $   2,809,000         5,645,000
                                                                                   =============    ==============

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,090,000 which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2000 or for the entire year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       OPERATIONS

     Gateway Industries, Inc. (the "Company") was incorporated in Delaware in July 1994. The Company had no operating business from December 1996 to March 2000, when it acquired all of the outstanding common stock of Oaktree Systems Inc. ("Oaktree"). Oaktree provides database development consolidation and management services, and web site design and maintenance to customers throughout the United States: such customers are principally not-for-profit entities, health care providers and publishers.

     The Company had no full time employees from December 1996 until the acquisition of Oaktree in March 2000. The Company's Chairman, Acting President and Steel Partners Services, Ltd. (an entity controlled by the Company's Chairman) devote time to the Company's administration and in exploring potential acquisitions and other business opportunities.

3.   PURCHASE OF SUBSIDIARY

     During 2000 the Company acquired 100% of the outstanding stock of Oaktree for a purchase price of $4,090,000, consisting of $2,000,000 in cash, the issuance of 600,000 shares of common stock of Gateway, the repayment of existing Oaktree bank debt of $640,000 and expenses of $82,000. The acquisition was accounted for as a purchase, and, accordingly include the results of operations since the date of acquisition. The following is a summary of the effect of this transaction in the Company's consolidated balance sheet: The excess of purchase price over the fair value of net assets acquired was recorded as goodwill and other intangible assets, which will be amortized over 15 and 5 years, respectively.

     The following consolidated condensed unaudited proforma statement of operations, as if the Oaktree acquisition had been in effect in each of the quarters ending March 31, 2000 and 1999 are as follows:

                                                              March 31,
                                                     2000                 1999
                                                     ----                 ----
             Sales                            $    721,000              745,000
             Cost of expenses                    1,103,000              872,000
             Other (income) expense                (68,000)             (59,000)
                                              ------------        -------------

             Net loss                         $   (314,000)             (68,000)
                                              ============        =============

             Net  loss  per  share            $       (.09)                (.02)

     Assets acquired and liabilities acquired at estimated fair value at March 21, 2000 are as follows:

             Cash                                                 $       8,000
             Accounts receivable                                        376,000
             Other current assets                                        99,000
             Fixed assets, net                                          320,000
             Security deposits                                           13,000
             Accounts payable and accrued expense                      (191,000)
             Capital leases                                             (22,000)
                                                                     ----------

                                                                    $   603,000


4.   LEASE COMMITMENTS

     The Company entered into a three-year operating lease for office space in New York, NY which began April 1, 1998. The Company has sublet a portion of its office space to affiliated companies.

     Oaktree leases 2,500 square feet of office space in Calverton, New York. The lease expires on February 1, 2003. The space is rented from a partnership in which two of the senior managers of Oaktree each own a material interest. During 1999, Oaktree entered into a lease for 806 square feet in St. Paul, Minnesota expiring on Dec 31, 2000.

     Future minimum lease payments under these leases are as follows:

                                               Deduct             Net
                                              Sublease          Rental
                          Commitments         Rentals         Commitments
                          -----------         -------         -----------
             2000           199,000            65,000           134,000
             2001           117,000            16,000           101,000
             2002            96,000                --            96,000
                           --------          --------          --------
                           $412,000          $ 81,000          $331,000


5.   NET INCOME PER SHARE

     Net income (loss) per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the quarters ended March 31, 2000 and 1999, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the quarters ended March 31, 2000 and 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company acquired Oaktree on March 21, 2000 pursuant to a Stock Purchase Agreement. The purchase price of Oaktree was approximately $4.1 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $640,000 of debt (which was repaid in full at closing), plus certain fees and expenses.

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

     The Company intends to continue to enhance Oaktree's internal growth opportunities and efforts, and explore acquisitions of established products and service providers that will provide opportunities to present customers an integrated, full-service product offering.

     The Company's ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company's ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

     Oaktree competes in a highly fragmented industry with many national and local competitors. Competition comes from many sources including database development companies, service bureaus, and mailhouses. Many of the competitors of Oaktree possess substantially greater financial, technical, marketing and other resources than Oaktree.

     As of March 25, 2000, Oaktree employed 50 full time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

REVENUES AND EXPENSES

     The Company's newly acquired subsidiary, Oaktree had $63,000 revenues during the nine day period of March 22, 2000 to March 31, 2000. Gateway's expenses for the quarter ended March 31, 2000 aggregated $153,000, consisting of professional fees of $76,000 ($48,000 were legal fees for the resolution of the Marsel case and $28,000 other legal and accounting expenses, most of which were greater than in the comparable 1999 period). General and administrative expense of Oaktree for the nine day period of March 22 to 31, 2000 were $102,000.

INTEREST INCOME, NET

     During the first quarter of 2000, the Company recognized $65,000 of net interest income compared with $68,000 in the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $2,809,000 at March 31, 2000 and $5,645,000 at December 31, 1999. $2,643,000 cash was expended March 21,
2000 for the acquisition of Oaktree. Collection of the note receivable owed by Only Multimedia Network, Inc. ("OMNI") during the first quarter of 1999 accounted for $581,000 of the increased cash position in 1999. At March 31, 2000, the Company's working capital balance was $2,869,000.

     While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27) Financial Data Schedule (filed as part of the electronic filing only)

(b)      Reports on Form 8-K

         The Registrant filed the following current report on Form 8-K during the period covered by this report:

         (i) Report on Form 8-K dated March 31, 2000, reporting the acquisition of Oaktree.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GATEWAY INDUSTRIES, INC.





                                By  /s/Jack Howard
                                    --------------------
                                    Jack Howard, Acting President






Date:  May 15, 2000