Form 10QSB
period 2000-06-30
GATEWAY INDUSTRIES INC /DE/
filed 2000-08-14
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    (Mark One)

        [X]      Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000.

        [ ]      Transition report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from_________ to________.

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

                                    Yes [X] No [ ]

     Shares of Issuer's Common Stock Outstanding at June 30, 2000: 4,192,024

     Transitional small business disclosure format: Yes [ ] No [X]

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


Part I - Financial Information                                             Page


Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheet
        June 30, 2000.....................................................    2

        Condensed Consolidated Statements
        of  Operations - Three Months Ended
        June 30, 2000 and 1999 ...........................................    3

        Condensed Consolidated Statements
        of  Operations - Six Months Ended
        June 30, 2000 and 1999 ...........................................    4

        Condensed Consolidated Statements
        of  Cash Flows - Six Months Ended
        June 30, 2000 and 1999............................................    5

        Notes to Condensed Consolidated Financial Statements..............    6

Item 2. Management's Discussion and Analysis
        or Plan of Operations.............................................    8


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K..................................   10

Signatures................................................................   11

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents...............................................................       $  2,630,000
     Accounts receivable.....................................................................            725,000
     Prepaid expenses and other..............................................................             47,000
                                                                                                    ------------
         Total current assets................................................................          3,402,000
                                                                                                    ------------

Other assets:

     Security deposits.......................................................................             46,000
     Property, plant and equipment, net......................................................            337,000
     Goodwill and other intangibles, net.....................................................          3,431,000
                                                                                                    ------------
         Total other assets..................................................................          3,814,000
                                                                                                    ------------

Total assets  ...............................................................................       $  7,216,000
                                                                                                    ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses...................................................       $    236,000
     Deferred income.........................................................................            247,000
     Bank debt...............................................................................             75,000
     Note payable............................................................................             60,000
     Capital lease obligation................................................................             18,000
                                                                                                    ------------

         Total current liabilities...........................................................       $    636,000
                                                                                                    ------------


Shareholders' equity
     Preferred stock, $.10 par value, 1,000,000 shares authorized,
         no shares issued or outstanding.....................................................                 --
     Common stock, $.001 par value, 10,000,000 shares authorized,
         4,192,024 shares issued (including treasury shares).................................              4,000
     Capital in excess of par value..........................................................         11,055,000
     Accumulated deficit.....................................................................         (4,433,000)
     Treasury stock, 11,513 shares of common stock...........................................            (46,000)
                                                                                                    ------------

         Total shareholders' equity..........................................................          6,580,000
                                                                                                    ------------

Total liabilities and shareholders' equity...................................................       $  7,216,000
                                                                                                    ============

                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                             Ended June 30,
                                                                                         2000             1999
                                                                                         ----             ----

Sales...........................................................................    $    900,000               --

Cost of sales ..................................................................         172,000               --
                                                                                    ------------     ------------

Gross profit  ..................................................................         728,000               --

Costs and expenses:

     Payroll expenses...........................................................    $    534,000     $         --
     Professional fees..........................................................          43,000               --
     Occupancy..................................................................          28,000               --
     General and administrative.................................................         245,000          134,000
     Depreciation and amortization..............................................          74,000               --
                                                                                    ------------     ------------


         Total costs and expenses...............................................         924,000          134,000
                                                                                    ------------     ------------

     Operating loss.............................................................        (196,000)        (134,000)

     Other income

         Interest income:.......................................................          44,000           57,000
                                                                                    ------------     ------------


Net loss........................................................................    $   (152,000)         (77,000)
                                                                                    =============    =============


Net loss per share - basic and diluted..........................................    $       (.04)            (.02)

Weighted average number of shares...............................................       4,192,024        3,592,024



                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                                         2000             1999
                                                                                         ----             ----


Sales...........................................................................    $    963,000               --

Cost of sales ..................................................................         187,000               --
                                                                                    ------------     ------------

Gross profit  ..................................................................         776,000               --

Costs and expenses:


     Payroll expenses...........................................................    $    534,000               --
     Professional fees..........................................................         119,000               --
     Occupancy..................................................................          28,000               --
     General and administrative.................................................         418,000          201,000
     Depreciation and amortization..............................................          80,000               --
                                                                                    ------------     ------------



         Total costs and expenses...............................................       1,179,000          201,000
                                                                                    ------------     ------------


     Operating loss.............................................................        (403,000)        (201,000)

     Other income:

         Interest income........................................................         109,000          126,000
         Other income...........................................................          18,000               --
                                                                                    ------------     ------------

         Total other income.....................................................         127,000          126,000


Net loss........................................................................    $   (276,000)         (75,000)
                                                                                    =============    =============


Net loss per share - basic and diluted..........................................    $       (.07)            (.02)

Weighted average number of shares...............................................       3,924,991        3,592,024



                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                        2000              1999
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss                                                                      $    (276,000)          (75,000)

     Adjustments  to  reconcile  net loss to net  cash  provided  by  (used  in)
         operating activities:
     Amortization of goodwill                                                             80,000                --
     Changes in assets and liabilities net of assets and liabilities acquired:
         Accounts receivable                                                            (349,000)               --
         Prepaid expenses and other                                                       62,000           (18,000)
         Security deposit                                                                 27,000            20,000
         Accounts payable                                                                (30,000)          (15,000)
         Deferred income                                                                 247,000                --
                                                                                   -------------    --------------

              Net cash used in operating activities                                     (239,000)          (88,000)

Cash flows from investing activities:
         Purchase of property, plant, and equipment                                      (17,000)               --
         Purchase of Oaktree Systems Inc., net of cash acquired                       (2,710,000)               --
         Note receivable                                                                      --           566,000
                                                                                   -------------    --------------

              Net cash (used in) provided by investing activities                     (2,727,000)          566,000

Cash flows from financing activities:

         Repayment of capital lease                                                       (4,000)               --
         Proceeds from note payable                                                       60,000                --
         Proceeds from bank debt                                                          75,000                --
                                                                                   -------------    --------------

              Net cash provided by financing activities                                  131,000                --

     Net (decrease) increase in cash and cash equivalents                             (2,835,000)          478,000
     Cash and cash equivalents at beginning of period                                  5,465,000         5,140,000
                                                                                   -------------    --------------
     Cash and cash equivalents at end of period                                    $   2,630,000         5,618,000
                                                                                   =============    ==============

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,090,000 which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


1.       General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2000 or for the entire year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       Operations

     Gateway Industries, Inc. (the "Company") was incorporated in Delaware in July 1994. The Company had no operating business from December 1996 to March 2000, when it acquired all of the outstanding common stock of Oaktree Systems, Inc. ("Oaktree"). Oaktree provides database development consolidation and management services, and web site design and maintenance to customers. Such customers are principally not-for-profit entities, health care providers and publishers throughout the United States.

     The Company had no full time employees from December 1996 until the acquisition of Oaktree in March 2000. The Company's Chairman, Acting President and Steel Partners Services, Ltd. (an entity controlled by the Company's Chairman) devote time to the Company's administration and in exploring potential acquisitions and other business opportunities.

3.       Purchase of Subsidiary

     March 2000 the Company acquired 100% of the outstanding stock of Oaktree for a purchase price of $4,090,000, consisting of $2,000,000 in cash, the issuance of 600,000 shares of common stock of Gateway, the repayment of existing Oaktree bank debt of $640,000 and expenses of $82,000. The acquisition was accounted for as a purchase, and, accordingly include the results of operations since the date of acquisition. The following is a summary of the effect of this transaction in the Company's consolidated balance sheet. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill of $3,137,000 and other intangible assets of $350,000 which will be amortized over 15 and 5 years, respectively.

     The following consolidated condensed unaudited proforma statement of operations, as if the Oaktree acquisition had occurred at the beginning of each of the three and six months ended June 30, 2000 and 1999.

                                      Three months ended                            Six months ended
                                           June 30,                                     June 30,
                                     2000            1999                         2000            1999
                                     --------------------                         --------------------

       Sales                    $   900,000          678,000                   1,621,000         1,328,000
       Cost of expenses           1,096,000          895,000                   2,214,000         1,583,000
       Other income                  44,000           63,000                     129,000           138,000
                                -----------      -----------                  ----------        ----------
       Net loss                 $  (152,000)        (154,000)                   (464,000)         (117,000)
                                ===========      ===========                  ==========        ===========

      Net loss per share
      --basic and diluted       $      (.04)            (.04)                       (.11)             (.03)

Assets acquired and liabilities acquired at estimated fair value at March 21, 2000 are as follows:

Cash                                    $       8,000
Accounts receivable                           376,000
Other current assets                           99,000
Fixed assets, net                             320,000
Security deposits                              13,000
Accounts payable and accrued expense         (191,000)
Capital leases                                (22,000)
                                           ----------
                                          $   603,000
                                           ==========
4.       Lease Commitments

     The Company entered into a three-year operating lease for office space in New York, NY which began April 1, 1998. The Company has sublet a portion of its office space to affiliated companies.

     Oaktree leases 9,008 square feet of office space in Calverton, New York. The lease expires on February 1, 2003. The space is rented from a partnership in which two of the senior managers of Oaktree each own a material interest. Oaktree has a lease for 1,650 square feet in St. Paul, Minnesota which expires on Dec 31, 2000.

     Future minimum lease payments under these leases are as follows:

                                                  Deduct             Net
                                                 Sublease          Rental
                              Commitments        Rentals         Commitments

             2000               113,000            33,000           80,000
             2001               126,000            16,000          110,000
             2002               105,000                --          105,000
                               --------          --------         --------

                               $344,000           $49,000         $295,000
                               ========          ========         ========

5.       Net Loss Per Share

     Net loss per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the three and six months ended June
30, 2000 and 1999, as such items are anti-dilutive in these quarters; accordingly, basic and diluted income per share are the same for the three and six months ended June 30, 2000 and 1999.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company acquired Oaktree on March 21, 2000, for a purchase price of approximately $4.1 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $640,000 of debt (which was repaid in full at closing), and certain fees and expenses.

     Oaktree had revenues of approximately $3.0 million in 1999 and was marginally profitable. Oaktree's 1999 operating income was adversely impacted by expenses related to Year 2000 preparedness, unusually large software and system upgrades and web design development projects which are not expected to recur annually to the extent incurred in 1999. The Company believes that these expenditures will enable Oaktree to significantly enhance the services provided to its customers.

     The Company intends to continue to enhance Oaktree's internal growth opportunities and efforts, and explore acquisitions of established products and service providers that will provide opportunities to present customers to an integrated, full-service product offering.

     The Company's ability to make further product acquisitions will depend on, among other things, the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company's ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

     Oaktree competes in a highly fragmented industry with many national and local competitors. Competition comes from many sources including database development companies, service bureaus, and mailhouses. Many of the competitors of Oaktree possess substantially greater financial, technical, marketing and other resources than Oaktree.

     As of June 30, 2000, Oaktree employed 64 full time and part time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

REVENUES AND EXPENSES

     The Company had no operating business from 1996 until the acquisition of Oaktree in March 2000.

     During the three month period ended June 30, 2000, Oaktree had revenues of $900,000 and cost of sales of $172,000 and a gross profit of $728,000. Gateway's consolidated costs and expenses for the three month period ended June 30, 2000 aggregated $924,000, consisting of payroll expenses of $534,000, professional fees of $43,000, general and administrative expense of $245,000, rental cost of $28,000, and depreciation and amortization of $74,000.

     During the period from March 22, 2000 to June 30, 2000, Oaktree had revenues of $963,000 and cost of sales of $187,000 and a gross profit of $776,000. Gateway's consolidated costs and expenses for the six month period ended June 30, 2000 aggregated $1,179,000, consisting of payroll expenses of $534,000, professional fees of $119,000, general and administrative expenses of $418,000, rental costs of $28,000, and depreciation and amortization of $80,000.

     The proforma income statement in note 3 shows that the net loss incurred by the Company for the three and six months ended June 30, 2000 calculated as if Oaktree had been acquired on January 1, 1999, increased over the net loss incurred during the same periods in 1999. Sales are higher in both periods in 2000 versus 1999. Higher expenses in 2000 are attributable to increased payroll and related costs at Oaktree, that were incurred in preparation for the commencement of service in July 2000 to a large new client.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

OTHER INCOME

     During the second quarter of 2000, the Company recognized $44,000 of net interest income compared with $57,000 in the comparable period of 1999. For the six months ended June 30, 2000, other income totaled $127,000 including interest income of $109,000 and other income of $18,000. For the six months ended June 30, 1999, other income consisted of interest income of $126,000. The difference results primarily from less cash equivalents on hand earning interest income due to the Company's acquisition of Oaktree during March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $2,630,000 at June 30, 2000 and $5,465,000 at December 31, 1999. $2,643,000 cash was expended March 21, 2000 for the acquisition of Oaktree. At June 30, 2000, the Company's working capital balance was $2,766,000. There was approximately $135,000 in borrowings outstanding on bank debt and a note payable.

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

               (a) Exhibits

                   (27) Financial Data Schedule (filed as part of the electronic filing only)

                (b)      Reports on Form 8-K

                         The Registrant filed the following current report on Form 8-K during the period covered by this report:

                         (i) Report on Form 8-K as amended dated May 22, 2000, reporting the acquisition of Oaktree.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GATEWAY INDUSTRIES, INC.





                                    By /s/Jack Howard
                                       ----------------------------
                                       Jack Howard, Acting President






Date:  August 14, 2000