Form 10-Q
period 2000-09-30
GATEWAY INDUSTRIES INC /DE/
filed 2000-11-13
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

    [X]               Quarterly report under Section 13 or
                  15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2000.

    [ ]               Transition report under Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to ______.


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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Shares of Issuer's Common Stock Outstanding at September 30, 2000:  4,192,024

Transitional small business disclosure format:        Yes [ ] No [X]

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
<PRE>
Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheet
              September 30, 2000............................................  2

              Condensed Consolidated Statements
              of  Operations - Three Months Ended
              September 30, 2000 and 1999 ..................................  3

              Condensed Consolidated Statements
              of  Operations - Nine Months Ended
              September 30, 2000 and 1999 ..................................  4

              Condensed Consolidated Statements
              of  Cash Flows - Nine Months Ended
              September 30, 2000 and 1999...................................  5

              Notes to Condensed Consolidated Financial Statements..........  6

Item 2.       Management's Discussion and Analysis
              or Plan of Operations.........................................  8


                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................. 10

Signatures.................................................................. 11
</PRE>

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................       $   3,064,000
     Accounts receivable...................................................             767,000
     Prepaid expenses and other............................................              32,000
                                                                                   ------------
         Total current assets..............................................           3,863,000
                                                                                   ------------

Other assets:

     Security deposits.....................................................              48,000
     Property, plant and equipment, net....................................             334,000
     Goodwill and other intangibles, net...................................           3,337,000
                                                                                   ------------
         Total other assets................................................           3,719,000
                                                                                   ------------

Total assets  .............................................................       $   7,582,000
                                                                                  =============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses.................................       $     265,000
     Deferred income.......................................................             268,000
     Customer deposits.....................................................             560,000
     Capital lease obligation..............................................               3,000
                                                                                  -------------

         Total current liabilities.........................................           1,096,000
                                                                                  -------------


Shareholders' equity
     Preferred stock, $.10 par value, 1,000,000 shares authorized,
         no shares issued or outstanding...................................                  --
     Common stock, $.001 par value, 10,000,000 shares authorized,
         4,192,024 shares issued (including treasury shares)...............               4,000
     Capital in excess of par value........................................          11,051,000
     Accumulated deficit...................................................          (4,523,000)
     Treasury stock, 11,513 shares of common stock-at cost.................             (46,000)
                                                                                  -------------

         Total shareholders' equity........................................           6,486,000
                                                                                  -------------

Total liabilities and shareholders' equity.................................       $   7,582,000
                                                                                  =============

                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                          Ended September 30,
                                                                                        2000              1999
                                                                                        ----              ----

Sales......................................................................       $    936,000               --

Cost of sales .............................................................            133,000               --
                                                                                  ------------     ------------

Gross profit  .............................................................            803,000               --


Costs and expenses:

     Payroll expenses......................................................       $    498,000               --
     General and administrative............................................            225,000     $    108,000
     Depreciation and amortization.........................................            144,000               --
     Professional fees.....................................................             35,000               --
     Occupancy.............................................................             33,000               --
                                                                                  ------------     ------------

         Total costs and expenses..........................................            935,000          108,000
                                                                                  ------------     ------------


     Operating loss........................................................           (132,000)        (108,000)

     Other income:

         Interest income...................................................             42,000           58,000
                                                                                  ------------     ------------


Net loss...................................................................       $    (90,000)    $    (50,000)
                                                                                  ============     ============


Net loss per share - basic and diluted.....................................       $       (.02)    $       (.01)

Weighted average number of shares - basic and diluted......................          4,192,024        3,592,024



                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                      2000              1999
                                                                                       ----             ----


Sales......................................................................       $  1,899,000               --

Cost of sales .............................................................            320,000               --
                                                                                  ------------     ------------

Gross profit  .............................................................          1,579,000               --

Costs and expenses:


     Payroll expenses......................................................       $  1,032,000               --
     General and administrative............................................            643,000     $    309,000
     Depreciation and amortization.........................................            224,000               --
     Professional fees.....................................................            154,000               --
     Occupancy.............................................................             61,000               --
                                                                                  ------------     ------------

         Total costs and expenses..........................................          2,114,000          309,000
                                                                                  ------------     ------------


     Operating loss........................................................           (535,000)    $   (309,000)

     Other income:

         Interest income...................................................            150,000          169,000
         Other income......................................................             19,000           15,000
                                                                                  ------------     ------------

         Total other income................................................            169,000          184,000
                                                                                  ------------     ------------


Net loss...................................................................       $   (366,000)    $   (125,000)
                                                                                  ============     ============


Net loss per share - basic and diluted.....................................       $       (.09)    $       (.03)

Weighted average number of shares - basic and diluted......................          4,014,652        3,592,024



                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                        2000              1999
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss ..............................................................      $   (366,000)    $  (125,000)

     Adjustments to reconcile net loss to net cash provided by (used  in)
         operating activities:
     Depreciation ..........................................................            70,000               --
     Amortization of goodwill and other intangibles ........................           154,000               --
     Changes in assets and liabilities net of assets and liabilities acquired:
         Accounts receivable ...............................................          (391,000)              --
         Prepaid expenses and other ........................................            77,000           11,000
         Security deposit ..................................................            25,000               --
         Accounts payable ..................................................            (1,000)         (32,000)
         Deferred income ...................................................           268,000               --
         Customer deposits .................................................           560,000               --
                                                                                  -----------      ------------

              Net cash provided by (used in) operating activities ..........          396,000         (146,000)

Cash flows from investing activities:
         Purchase of property, plant, and equipment ........................           (85,000)              --
         Purchase of Oaktree Systems Inc., net of cash acquired ............        (2,693,000)              --
         Note receivable ...................................................                --          566,000
                                                                                  ------------     ------------

              Net cash (used in) provided by investing activities ..........        (2,778,000)         566,000

Cash flows from financing activities:

         Payments of obligation on capital lease ...........................           (19,000)              --
                                                                                  ------------     ------------

     Net cash used in financing activities .................................           (19,000)              --
                                                                                  ------------     ------------

     Net (decrease) increase in cash and cash equivalents ..................        (2,401,000)         420,000
     Cash and cash equivalents at beginning of period ......................         5,465,000        5,140,000
                                                                                  ------------     ------------
     Cash and cash equivalents at end of period ............................      $  3,064,000     $  5,560,000
                                                                                  ============     ============

Supplemental information:

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,078,000 which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).


                             See accompanying notes.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2000, or for the entire year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

         The Company had no full time employees from December 1996 until the acquisition of Oaktree in March 2000. The Company's officers and Steel Partners Services, Ltd. (an entity controlled by the Company's Chairman) devote time to the Company's administration and in exploring potential acquisitions and other business opportunities.

3.   Purchase of Subsidiary

     In March 2000 the Company acquired 100% of the outstanding stock of Oaktree for a purchase price of $4,078,000, consisting of $2,000,000 in cash, the issuance of 600,000 shares of common stock of the Company, the repayment of existing Oaktree bank debt of $640,000 and expenses of $70,000. The acquisition was accounted for as a purchase, and, accordingly include the results of operations since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill of $3,124,000 and other intangible assets of $350,000 which will be amortized over 15 and 5 years, respectively.

     The following consolidated condensed unaudited proforma statement of operations, as if the Oaktree acquisition had occurred at January 1, 1999.

                                      Three months ended                            Nine months ended
                                         September 30,                                September 30,
                                     2000            1999                         2000            1999
                                     --------------------                         --------------------
     Sales                      $   936,000      $   728,000                 $ 2,557,000       $2,055,000
     Cost of expenses             1,068,000          895,000                   3,280,000        2,472,000
     Other income                    42,000           59,000                     171,000          197,000
                                -----------      -----------                 -----------      -----------
       Net loss                 $   (90,000)     $  (108,000)                $  (552,000)     $  (220,000)
                                ===========      ===========                 ===========      ===========

     Net loss per share
     --basic and diluted        $      (.02)     $      (.03)                $      (.13)     $      (.05)

Assets acquired and liabilities acquired at estimated fair value at March 21, 2000 are as follows:

Cash                                    $       8,000
Accounts receivable                           376,000
Other current assets                           99,000
Fixed assets, net                             320,000
Security deposits                              13,000
Accounts payable and accrued expense         (191,000)
Capital leases                                (22,000)
                                           ----------

Total tangible net assets                 $   603,000
                                          ===========

4.   Significant Accounting Policies

     Revenue Recognition:

     Revenues are recognized upon delivery of services. Billings on contracts which extend beyond one month are deferred and then recognized as earned. Customer deposits are used to pay for printing and materials for customer mailings. The Company receives these deposits and then makes payments as directed by the customer for printing and materials as a service only.

5.   Lease Commitments

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

     Future minimum lease payments under these leases are as follows:

                                                Deduct            Net
                                               Sublease         Rental
                              Commitments       Rentals       Commitments

             2000                57,000          17,000          40,000
             2001               126,000          16,000         110,000
             2002               105,000              --         105,000
                                -------        --------        --------

                               $288,000        $ 33,000        $255,000
                               ========        ========        ========

6.   Net Loss Per Share

     Net loss per share was calculated using the weighted average number of common shares outstanding. The effect of all common stock equivalents is not included in the per share computation for the three and nine months ended September 30, 2000 and 1999, as such items are anti-dilutive in these quarters. Accordingly, basic and diluted income per share are the same for the three and nine months ended September 30, 2000 and 1999.

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

     As of September 30, 2000, Oaktree employed 64 full time and part time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

REVENUES AND EXPENSES

     The Company had no operating business from 1996 until the acquisition of Oaktree in March 2000.

     During the three month period ended September 30, 2000, Oaktree had revenues of $936,000, cost of sales of $133,000 and a gross profit of $803,000. Gateway's consolidated costs and expenses for the three month period ended September 30, 2000 aggregated $935,000, consisting of payroll expenses of $498,000, professional fees of $35,000, general and administrative expense of $225,000, rental cost of $33,000, and depreciation and amortization of $144,000.

     During the period from March 22, 2000 to September 30, 2000, Oaktree had revenues of $1,899,000 and cost of sales of $320,000 and a gross profit of $1,579,000. Gateway's consolidated costs and expenses for the nine month period ended September 30, 2000 totaled $2,114,000, including payroll expenses of $1,032,000, professional fees of $154,000, general and administrative expenses of $643,000, rental costs of $61,000, and depreciation and amortization of $224,000.

     The proforma income statement in Note 3 shows that the net loss incurred by the Company for the three and nine months ended September 30, 2000 calculated as if Oaktree had been acquired on January 1, 1999, decreased for the three month period and increased for the nine month period over the net loss incurred during the same periods in 1999. Sales are higher in both periods in 2000 versus 1999. Higher expenses in 2000 are attributable to increased payroll and related costs at Oaktree that were incurred as a result of increased sales in 2000 and in preparation for higher sales expected to be realized starting in early 2001.

OTHER INCOME

     During the third quarter of 2000, the Company recognized $42,000 of net interest income compared with $58,000 in the comparable period of 1999. For the nine months ended September 30, 2000, other income totaled $169,000 including interest income of $150,000 and other income of $19,000. For the nine months ended September 30, 1999, other income consisted of interest income of $169,000 and other income of $15,000. The difference results primarily from less cash equivalents on hand during 2000 earning interest income since the Company invested cash in the operating business of Oaktree in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $3,064,000 at September 30, 2000 and $5,465,000 at December 31, 1999. $2,643,000 cash was expended March 21,
2000 for the acquisition of Oaktree. At September 30, 2000, the Company's working capital balance was $2,767,000. There were no long term liabilities.

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






Date:  November 13, 2000