Form 10KSB
period 2000-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2001-04-12
CIK 725876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       or
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (877) 431-2942
                -------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,782,000

Based upon the closing price of the issuer's Common Stock on March 7, 2001, the aggregate market value of the 2,421,044 outstanding shares of Common Stock held by non-affiliates of the issuer was $2,345,507. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

As of March 7, 2001, 4,192,024 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                     PART I

Item 1.           Description of Business                                  2

Item 2.           Description of Property                                  4

Item 3.           Legal Proceedings                                        4

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                      4

                                     PART II

Item 5.           Market for Common Equity and
                  Related Stockholder Matters                              5

Item 6.           Management's Discussion and
                  Analysis or Plan of Operation                            6

Item 7.           Financial Statements                                     9

Item 8.           Changes In and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                     9

                                    PART III

Item 9.           Directors, Executive Officers, Promoters
                  and Control Persons; Compliance With
                  Section 16(a) of the Exchange Act                       10

Item 10.          Executive Compensation                                  12

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Managers                                     14

Item 12.          Certain Relationships and Related
                  Transactions                                            15

Item 13.          Exhibits and Reports on Form 8-K                        16

Signatures                                                                17

                                     PART I

ITEM 1.  Description of Business

OVERVIEW

         Gateway Industries, Inc. (the "Company") was incorporated in Delaware in July 1994. The Company had no operating business or full-time employees from December 1996 to March 2000, when it acquired all of the outstanding common stock of Oaktree Systems Inc. ("Oaktree"). The Company had entered into transactions which could have allowed it to acquire an interest in or operate Only Multimedia Network Incorporated and Marsel Mirror and Glass Products, Inc., as described below, however it have never operated such companies.

         The Company's Chairman and President and Steel Partners Services, Ltd. (an entity controlled by the Company's Chairman) devote time to the Company's administration and the exploration of potential acquisitions and other business opportunities.

OAKTREE SYSTEMS, INC.

         The Company acquired Oaktree Systems, Inc. ("Oaktree") on March 21, 2000 pursuant to a Stock Purchase Agreement. The purchase price of Oaktree was approximately $4.1 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of Common Stock of the Company and the assumption of approximately $650,000 of debt, which was repaid at the closing date, plus certain fees and expenses.

         Oaktree is an eighteen year-old company specializing in providing cost effective database and fulfillment solutions to direct marketing organizations requiring sophisticated Information Management tools. In the past, these systems were generally found only on mainframe and minicomputer systems. Oaktree has developed a sophisticated PC based relational database that provides unlimited capacity and flexibility to meet today's demanding informational needs.

         Oaktree has implemented a state-of-the-art Data Center facility that incorporates the latest Client/Server based PC architecture. Oaktree provides database development, consolidation and management services, web site design and maintenance, and other miscellaneous services to customers throughout the United States. Oaktree's customers are predominantly not-for-profit organizations, healthcare providers, and publishers.

         The products and services of Oaktree are marketed, in part, by MDM Technologies, Inc. ("MDM"), an entity controlled by the Company's Chairman, pursuant to a reciprocal agency agreement, dated March 2000. Under this agreement, each of Oaktree and MDM have agreed to act as agent to market each other's products and services as independent contractors of each other. For every client developed by a sales lead made by MDM for which Oaktree's products and services are used to fill an order, Oaktree has agreed to pay MDM a commission, and for every client developed by a sale made by Oaktree for which MDM develops products or to which MDM provides its services, MDM has agreed to pay to Oaktree a commission. See "Item 12. Certain Relationships and Related Transactions." Oaktree's products and services are also marketed by Oaktree's senior management.

         Oaktree had revenues for the 12 months ended December 31, 2000 and 1999 of approximately $3.5 million and $3.0 million, respectively. Operating income in 1999 was adversely impacted by expenses related to Year 2000 preparedness, unusually large software and system upgrades and web design development projects. Significant software development expenses were also incurred in 2000. The Company believes that these expenditures will enable Oaktree to significantly enhance the services provided to its customers.

         During the first quarter of 2001, Oaktree expects to release its new Database Fulfillment System. This Internet based product will allow Oaktree to capture new customers looking for more efficient marketing and operational fulfillment environments. Oaktree has already procured several contracts based on this new product line.

         The Company's growth strategy regarding Oaktree includes adding a formal sales and marketing function and personnel and exploring acquisitions of related established products and service providers that will provide opportunities to offer Oaktree's customers an integrated, full-service product offering.

         The Company's ability to make further product acquisitions will depend, among other things, on the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company's ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

         Competition

         Oaktree competes in a highly fragmented industry with many national and local competitors. Competition comes from many sources including database development companies, service bureaus, and mailhouses. Many of Oaktree's competitors possess substantially greater financial, technical, marketing and other resources than does Oaktree.

         Employees

         As of March 8, 2001, Oaktree employed 43 full-time employees. None of the employees are subject to any collective bargaining agreements and management believes that its relationship with the Company's employees is good.

FORMER INVESTMENTS

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

         On December 21, 1996, the Company sold all outstanding shares of Marsel to a third party for $1.00 per share, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company had the right to purchase 50% of the outstanding shares of Marsel for $2.00 per share until December 21, 1999. Pursuant to the Agreement, the Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees to vendors of Marsel, all of which were fully satisfied by December 31, 1998. In addition, the Agreement contains provisions relating to the allocation between the Company and the third party of the proceeds from the sale or liquidation of Marsel or the sale of equity in Marsel by the third party, if either occurs. Since the Company has a contingent 50% interest in Marsel, the above transaction was not accounted for as a discontinued operation.

         On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code. During 1999, the Company received $100,000, in complete and court-approved settlement of all amounts due from Marsel. The Company expended $79,000 in 1999 in professional fees to secure this settlement. During 1999, the Company also exercised its option to acquire 50% of the outstanding stock of Marsel. This option has not been approved by the bankruptcy court, and the creditors' committee of Marsel has put forth other proposals. It is uncertain as to whether the option will be approved and consummated. Although Marsel has current business operations, there is significant uncertainty as to the value of the stock of Marsel. Accordingly, the Company has not assigned any value to its holdings of Marsel.

ITEM 2.  Description of Property.

         The Company leases approximately 2,500 square feet of office space at 150 East 52nd Street, New York, New York 10022. The lease expired on March 30, 2001 and is currently being renegotiated. It subleased office space, at one-third of its cost for the space, to each of (a) Steel Partners Services, Ltd. ("SPS"), an entity controlled by the Company's Chairman, and (b) WebFinancial Corporation, a public company in which Steel Partners II, L.P., an entity controlled by the Company's Chairman, and the Company's Chairman have an approximate 41% beneficial interest. As of January 1, 1999, the rent on the office space is paid by SPS and the Company pays a management fee of $280,000, which includes its share of rent expense, to SPS. See "Item 12, Certain Relationships and Related Transactions."

         The Oaktree subsidiary leases approximately 2,500 square feet of office space at 4462 Middle Country Road, Calverton, New York 11933. The lease expires on February 1, 2003. The space is rented from a partnership in which two of the senior managers of Oaktree each owns a material interest.

ITEM 3.  Legal Proceedings.

         There is no action, suit,  proceeding,  or investigation pending or, to
the  Company's  knowledge,   threatened  against  the  Company,   including  any
investigation of any governmental authority or body.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON STOCK

         The Common Stock of the Company has been eligible for trading on the OTC Bulletin Board since November 17, 1994. The Common Stock currently trades under the symbol "GWAY." The following table sets forth the high and low bid prices of the Common Stock during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

                                                             BID PRICES
                                                     HIGH($)             LOW($)
              1999
              FIRST QUARTER                          2.1250              1.8125
              SECOND QUARTER                         1.8750              1.5000
              THIRD QUARTER                          2.0625              1.5000
              FOURTH QUARTER                         2.2500              1.8750

              2000
              FIRST QUARTER                          4.0625              1.8750
              SECOND QUARTER                         3.0725              1.7500
              THIRD QUARTER                          2.1875              1.5000
              FOURTH QUARTER                         1.5156                .8750

              2001
              FIRST QUARTER   March 8, 2001          1.0625                .9375

HOLDERS OF RECORD

         At March 7, 2001, there were approximately 1,369 holders of the Company's Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock for the last two fiscal years and does not anticipate doing so in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

         Certain forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans are contained in this Annual Report on Form 10-KSB. These forward-looking statements reflect management's views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report on Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PLAN OF OPERATION

         On March 21, 2000, the Company acquired Oaktree. The purchase price of Oaktree consisted of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company, the assumption of approximately $650,000 of debt which was repaid in full at closing and certain fees and expenses. Oaktree is the Company's only operating business at this time.

         Oaktree had revenues for its full fiscal year ended December 31, 1999 of $2,979,000 million and was marginally profitable. Oaktree's operating income in 1999 was adversely impacted by expenses related to Year 2000 preparedness, unusually large software and system upgrades, and web design development projects which are not expected to recur annually to the extent incurred in 1999. The Company believes that these expenditures will enable Oaktree to significantly enhance its services provided to its customers. For the full year ended December 31, 2000, Oaktree had revenues of approximately $3.4 million, of which $2,800,000 were earned after the acquisition date.

         The Company had revenues for the years ended December 31, 2000 and 1999 of $2,782,000 and $0, respectively. Oaktree had revenues for the full fiscal years ended December 31, 2000 and 1999 of $3,441,000 and $2,979,000,
respectively, a 16% increase. Oaktree received new annual contracts totaling $1.2 million of recurring revenues starting in the second half of 2000. A portion of the contract amount is recorded as deferred revenue at December 31, 2000. These new contracts were secured through Oaktree's new Internet initiatives and the release of its new database product, DB-Cultivator 2000. Expansion of services to existing customers generated significant year-to-year growth and Oaktree continues to gain market share from old technology competitors.

         Expenses of the Company for the full fiscal years 2000 and 1999 were $3,617,000 and $654,000, respectively. Increased expenses are principally attributable to operating expenses of Oaktree. Oaktree operating expense rose to $2,881,000 for the full fiscal year ended December 31, 2000 compared to $2,270,000 in 1999, a 27% increase.

         In 2000, Oaktree completed its strategic business plan that is expected to enable it to achieve rapid growth during the next five years. This strategic business plan has been adopted by the Company. These initiatives are as follows:

         o Explore strategic partners, mergers or acquisition alternatives.

         o Build an infrastructure for rapid growth. This included the migration to the MS SQL.

         o Expand Internet presence. In 2000, Oaktree completed several major projects that have become showcases for its web-based technical capabilities.

         The infrastructure expansion of Oaktree had a negative impact on its results from operations for fiscal year 2000 resulting in a $393,000 loss for that entity. However, management expects that this new infrastructure and an expanded sales force will allow Oaktree to obtain additional database and fulfillment revenues with higher profit margins for fiscal 2001.

         Management believes that the competitive landscape continues to favor Oaktree's PC Database and Internet business model. To capitalize on this environment, Oaktree will expand its sales force to aggressively market these new products.

         Management believes that the declining economy should be an ally to Oaktree as customers begin to look for improved operating efficiencies and improved income potential. Oaktree's products offer both opportunities and at lower costs than traditional, mainframe competitors.

         Currently, 5 customers make up 56% of Oaktree's revenues. Oaktree's new business initiatives will help minimize this dependence on a small number of customers.

         The Company expects its relationship with MDM, a company controlled by the Company's Chairman and other SPS investors, which provides third-party mailing data processing, laser printing and related services, to yield additional sales opportunities as the two companies can present a unified and more comprehensive array of service offerings to their customers or potential customers.

         Although the Company has not identified any other acquisition candidates, management is considering various strategic alternatives relating to additional acquisitions. There can be no assurance, however, that any such transaction will be consummated.

Income and Expenses Not Associated with Oaktree

         During the years ended December 31, 2000 and 1999, the Company recognized $212,000 and $272,000, respectively of other income that was primarily interest earned on available cash and cash equivalents. The decrease in interest income in 2000 over 1999 was due to cash expended for the purchase of Oaktree. General and administrative expenses and professional fees not associated with Oaktree totaled $327,000 and $225,000, respectively for the year ended December 31, 2000 and $510,000 and $144,000, respectively for the year ended December 31, 1999. The decrease is due primarily to the recording of compensation expense of $128,000 related to option grants in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents totaled $2,604,000 at December 31, 2000, compared with $5,465,000 at December 31, 1999. Approximately $2,700,000 was expended in 2000 for the Oaktree acquisition and about $100,000 was expended for legal fees related to the Marsel situation. Based on the Company's cash position, management anticipates that the Company's current cash flows are adequate to meet its liquidity needs for the next twelve months.

New Accounting Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS 133 will have no impact on our financial position or results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

         In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. We adopted in the accompanying financial statements the provisions for the definition of the grant date for options whose grant was subject to stockholder approval. The adoption of FIN 44 had no material impact on the accompanying financial statements.

ITEM 7.  Financial Statements

         See the Company's financial statements beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The  following  sets  forth  the  name,   address,   present  principal
occupation, employment and material occupations, positions, offices and employment for the past five years and ages as of March 8, 2001 for the executive officers and directors of the Company. Members of the Board of Directors shall be elected at the next annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

NAME                                        AGE                 POSITION


Warren G. Lichtenstein                      35                  Director
150 East 52nd Street                                       Chairman of the Board
New York, NY  10022

Ronald W. Hayes                             63                  Director
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398

Gary W. Ullman                              59                  Director
420 Woodland Acres Crescent
Maple, Ontario Canada

Jack L. Howard                              39                  Director
2927 Montecito Avenue                                           President
Santa Rosa, CA  95404

Glen M. Kassan                              57               Vice President
8 Barkley Court                                          Chief Financial Officer
East Brunswick, NJ 08816


         Warren G. Lichtenstein has served as a director of the Company since May 1994 and as Chairman of the Board since October 1995. He served as President and Director of Marsel from its inception in July 1995 until shortly after its acquisition by the Company in November 1995, and continued as a director until its disposition in December 1996. Mr. Lichtenstein has served as the Chairman of the Board, Secretary and the Managing Member of Steel Partners, L.L.C. ("Steel LLC"), the general partner of Steel Partners II, L.P. ("Steel"), since January 1, 1996. Prior to such time, Mr. Lichtenstein was the Chairman and a director of Steel Partners, Ltd., the general partner of Steel Partners Associates, L.P., which was the general partner of Steel, from 1993 and prior to January 1, 1996. Mr. Lichtenstein was the acquisition/risk arbitrage analyst at Ballantrae Partners, L.P., a private investment partnership formed to invest in risk arbitrage, special situations and undervalued companies, from 1988 to 1990. Mr. Lichtenstein is a director of the following publicly held companies:
Tandycrafts, Inc., a manufacturer of picture frames and framed art; WebFinancial Corporation, a commercial and consumer lender; Puroflow Incorporated, a designer and manufacturer of precision filtration devices; ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons; and CPX Corp., a company with no significant operating business. He is a former director of Saratoga Beverage Group, Inc., a beverage manufacturer and distributor, Alpha Technologies, Inc., an electronics components manufacturer, Tech-Sym Corporation, an electronics engineering and manufacturing company, and PLM International, Inc., an equipment leasing company. Mr. Lichtenstein also served as Chairman of the Board of Aydin Corporation, a provider of products and systems for the acquisition and distribution of information over electronic communications media, from October 5, 1998 until its sale to L-3 Communications Corporation in April 1999.

         Ronald W. Hayes has served as a director of the Company since May 1993. Mr. Hayes is the owner of Lincoln Consultors & Investors, Inc., an investing and consulting firm.

         Gary W. Ullman has served as a director of the Company since October 2000. Mr. Ullman has been President and Chief Executive Officer of Unitron, Inc., a designer, manufacturer and distributor of hearing aids since March 1998. During 1996 through 1997, Mr. Ullman was Chief Executive Officer of Fluid Packaging, a contract manufacturer of pharmaceuticals and beauty products. Prior to 1996, Mr. Ullman served for 26 years as Chief Executive Officer of CCL Industries, Inc., a manufacturer of consumer products, containers, and labels.

         Jack L. Howard has served as President of the Company since September 1994 and as director of the Company since May 1994. Since before 1994, he has been a principal of Mutual Securities, Inc., a registered broker-dealer. Mr. Howard serves on the Boards of Directors of WebFinancial Corporation, a commercial and consumer lender; Pubco Corporation, a printing supplies and construction equipment manufacturer and distributor; Castelle, a maker and marketer of application server appliances; and US Diagnostic Inc., an operator of outpatient diagnostic imaging.

         Glen M. Kassan has served as Vice President and Chief Financial Officer of the Company since June 2000. He has also served as Vice President and Chief Financial Officer of WebFinancial Corporation since June 2000 and as Vice President of Steel Partners Services Ltd. since October 1999. From 1997 to 1998, Mr. Kassan was chairman and Chief Executive Officer of Long Term Care Services, Inc., a privately owned healthcare services company which he co-founded prior to 1995 and initially served as Vice Chairman and Chief Financial Officer. Mr. Kassan serves on the Board of Directors of Tandycrafts, Inc., a manufacturer of picture frames and framed art; and US Diagnostic Inc., an operator of outpatient diagnostic imaging.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all such reports required to be filed during fiscal 2000 were filed on a timely basis, with the exception of Messrs. Hayes and Kassan whose acquisitions of securities of the Company were inadvertently reported late.

ITEM 10. Executive Compensation

         The following table sets forth all compensation paid to the Company's President and principal executive officer during the fiscal year ended December 31, 2000. No other executive officer received annual compensation.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation             Long Term
                                                                    Compensation
                                                                       Awards
Name and Principal Position              Salary      Bonus($)
---------------------------     Fiscal   ------      --------         All Other
                                 Year       Compensation               Options
                                 ----       ------------               -------
Jack L. Howard,                  2000       --           --              --
President                        1999       --           --              --
                                 1998       --      $50,000              --

Option Grants in Last Fiscal Year

         No options were granted to Mr. Howard in fiscal 2000.

         Mr. Howard did not exercise any options as of December 31, 2000. The following table sets forth certain information regarding unexercised stock options held by Mr. Howard as of December 31, 2000.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                           Value of
                          Number                            Number of                     Unexercised
                            of                        Securities Underlying              in-the-Money
                          Shares                     Unexercised Options at               Options at
                         Acquired        Value             FY-End (#)                     FY-End($)(1)
                            On         Realized
Name                    Exercise(#)       ($)       Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------
Jack L. Howard,              0             0             79,167/28,334                       0/0
President

-----------

    (1) Based on the market value as reported on the OTC Bulletin Board, of $.9375 per share of Common Stock at December 31, 2000 and an exercise price of $3.01 per share.

Director Compensation

         Directors who are not employees or officers of the Company are granted 2,000 options upon appointment to the Company's Board, and 2,000 options on the day of each annual meeting of shareholders in which such director is elected or re-elected to office.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of March 8, 2001 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group.

 Name and Address                       Amount and Nature of           Percent
of Beneficial Owner                     Beneficial Ownership           of Class
-------------------                     --------------------           --------
Steel Partners II, L.P.
150 East 52nd Street
New York, NY  10022                          1,674,208                  37.55%

Warren G. Lichtenstein
150 East 52nd Street
New York, NY  10022                          1,749,093  (1)             41.72%

Ronald W. Hayes
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398                        102,840  (2)              2.45%

Jack L. Howard
2927 Montecito Avenue
Santa Rosa, CA  95404                          159,387  (3)              3.80%

Gary W. Ullman
420 Woodland Acres Crescent
Maple, Ontario Canada                                0                     *

Glen M. Kassan
7 Barkley Court
East Brunswick, NJ 08816                        13,333  (4)                *

George Soros
888 Seventh Avenue
New York, NY 10022                             827,716  (5)              19.75%

All directors and executive officers
as a group (five persons)                    2,024,653                   48.29%

*Less than 1%

(1) Includes: (i) 1,674,208 shares of Common Stock owned by Steel Partners II, L.P, (ii) 41,552 shares of Common stock owned directly by Mr. Lichtenstein, and (iii) 33,333 shares of Common Stock issuable upon the exercise of options within 60 days of March 8, 2001. Mr. Lichtenstein is the sole managing member of the general partner of Steel Partners II, L.P. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel Partners II, L.P. except to the extent of his pecuniary interest therein.
(2) Includes (i) 48,340 shares owned directly by Mr. Hayes and (ii) 54,500 shares of Common Stock issuable upon the exercise of options within 60 days of March 8, 2001.
(3) Includes (i) 55,220 shares owned directly by Mr. Howard and (ii) 104,167 shares of Common Stock issuable upon the exercise of options within 60 days of March 8, 2001.
(4) Includes 13,333 shares of Common Stock issuable upon the exercise of options within 60 days of March 8, 2001.
(5)  As reported in the shareholder's most recent Schedule 13D.

ITEM 12. Certain Relationships and Related Transactions

         The Company occupies office space at 150 East 52nd Street, New York, NY 10022 under a lease that expired on March 31, 2001, at an annual cost of approximately $100,000. It sub-leases offices, at one-third of its cost for the space, to Steel Partners Services, Ltd. ("SPS"), an entity controlled by Mr. Lichtenstein. The Company also sub-leases offices, at one-third of its cost for the space, to WebFinancial Corporation, a company in which Steel Partners II, L.P. and Mr. Lichtenstein have a 41% aggregate ownership interest. Messr. Lichtenstein and Howard are also directors of WebFinancial Corporation.

         During the years ended December 31, 2000 and 1999, the Company paid a management fee of approximately $280,000 and $275,000 to SPS for certain management, consulting and advisory services. The fee also included the Company's one-third share of rent expense. The Company believes that the cost of obtaining the type and quality of services rendered by SPS is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

         The products and services of Oaktree are marketed, in part, by MDM, an entity controlled by the Company's Chairman, and investors of SPS, an entity which is also controlled by the Company's Chairman, pursuant to a reciprocal agency agreement, dated March 2000. Under this agreement, each of Oaktree and MDM have agreed to act as agent to market each other's products and services as independent contractors of each other. For every client developed by a sales lead made by MDM for which Oaktree's products and services are used to fill an order, Oaktree has agreed to pay MDM a commission equal to fifteen percent of gross sales for the period beginning on the date the first sale is closed and ending on the date immediately preceding the one-year anniversary of the sale, and seven and one-half percent of gross sales to such client thereafter. For every client developed by a sale made by Oaktree for which MDM develops products or to which MDM provides its services, MDM has agreed to pay to Oaktree ten percent of gross sales for the period beginning on the date the first sale is closed for such client and ending on the date immediately preceding the one-year anniversary of such sale, and five percent of gross sales to such client thereafter. During the year ended December 31, 2000, the Company had sales to MDM of $30,000 and accounts receivable from MDM of $28,000. During the same period, the Company had purchases from MDM of $54,000 and accounts payable to MDM of $1,500. The initial term of the agreement is two years, which initial term will automatically be extended for one additional year unless either party gives written notice to the other party to terminate the arrangement no less than sixty days prior to the expiration of the initial term.

ITEM 13. Exhibits, Lists and Reports on Form 8-K

(a)      Exhibits

         See exhibits index immediately following the signature page.

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated March 21, 2000 (the "March 21 Current Report"), reporting under Item 2. Acquisition or Disposition of Assets. The Company amended the March 21 Current Report and filed a Form 8-K/A dated May 22, 2000, to provide the financial statements of Oaktree Systems, Inc. as of December 31, 1999 and pro forma financial information as of March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEWAY INDUSTRIES, INC.

                                   Date: April 12, 2001

                                   By/s/ Jack L. Howard
                                   --------------------
                                   Jack L. Howard,
                                   President
                                   Principal Executive Officer

                                   Date:  April 12, 2001

                                   By /s/Glen M. Kassan
                                   --------------------
                                   Glen M. Kassan,
                                   Vice President
                                   Chief Financial Officer

                                POWER OF ATTORNEY

         Gateway Industries, Inc. and each of the undersigned do hereby appoint Jack L. Howard and Glen M. Kassan, and each of them singly, its or his true and lawful attorney to execute on behalf of Gateway Industries, Inc. and the undersigned any and all amendments to the Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ Jack L. Howard                    Date: April 12, 2001
         ------------------
         Jack L. Howard,
         President
         Director

         /s/Glen M. Kassan                     Date: April 12, 2001
         -----------------
         Glen M. Kassan,
         Chief Financial Officer

         /s/Warren G. Lichtenstein             Date: April 12, 2001
         -------------------------
         Warren G. Lichtenstein,
         Director

         Ronald W. Hayes                       Date: April 12, 2001
         ---------------
         Ronald W. Hayes,
         Director

         Gary W. Ullman                        Date: April 12, 2001
         --------------
         Gary W. Ullman,
         Director

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Merger - Incorporated by reference to Exhibit C to Proxy Statement on Schedule 14A filed August 16, 1994.


3.1 Articles of Incorporation - Incorporated by reference to Exhibit D to Proxy Statement on Schedule 14A filed August 16, 1994.

3.2      By laws - Incorporated by reference to Exhibit E to  Proxy Statement on
         Schedule 14A filed August 16, 1994.

10.8 Amended and Restated 1990 Incentive Stock Option Plan and 1990 Nonstatutory Stock Option Plan - Incorporated herein by reference to
         Exhibit 10.8 to Annual Report on Form 10-KSB filed April 16, 1996.

10.9 Form of Indemnity Agreement between the Registrant and certain of its Officers and Directors. - Incorporated by reference to Exhibit 19.1 to Quarterly Report on Form 10-Q filed August 14, 1989.

10.10 Stock Purchase Agreement, dated December 21, 1996, between Gateway Industries, Inc.and Richard A. Hickland. - Incorporated by reference to
         Exhibit 1 to Current Report on Form 8-K filed January 6, 1997.

10.11 Stock Purchase Agreement, dated as of March 21, 2000, by and among Gateway Industries, Inc., Frank C. Mackay, Jr., Thomas Tomaszewski and Edward W. Testa, Jr. - Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 31, 2000.


*21.1    Subsidiaries of Registrant.

------------
*Filed Herein.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE


Reports of Independent Certified Public Accountants                         F-2

Financial Statements

     Balance Sheets as of December 31, 2000 and 1999                        F-3

     Statements of Operations for the Years Ended
        December 31, 2000 and 1999                                          F-4

     Statement of Shareholders' Equity for the Years Ended
        December 31, 2000 and 1999                                          F-5

     Statements of Cash Flows for the Years Ended
        December 31, 2000 and 1999                                          F-6

     Notes to Financial Statements                                    F-7 - F-19


                                    SCHEDULES



Schedule II - Valuation and Qualifying Accounts and Reserves                S-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
    Gateway Industries, Inc.


We have audited the accompanying consolidated balance sheet of Gateway Industries, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Industries, Inc. and Subsidiary at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/GRANT THORNTON LLP
Grant Thornton LLP


New York, New York
March 2, 2001

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                                 BALANCE SHEETS

                                  December 31,

                                    ASSETS                                        2000            1999
                                                                               ----------      ----------

Current assets
    Cash and cash equivalents                                                 $ 2,604,000      $ 5,465,000
    Accounts receivable, net of allowance for doubtful accounts
       of $10,000 at December 31, 2000                                            497,000               --
    Prepaid expenses                                                               43,000           10,000
    Other current assets                                                           13,000               --
                                                                               ----------       ----------

         Total current assets                                                   3,157,000        5,475,000


Security deposits and other                                                        42,000           84,000

Fixed assets, net of accumulated depreciation of $39,000                          382,000               --

Intangible assets, net of accumulated amortization of $217,000                  3,267,000               --
                                                                               ----------       ----------

         Total assets                                                         $ 6,848,000      $ 5,559,000
                                                                               ==========       ==========


                   Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued expenses                                     $   162,000      $    75,000
    Deferred income                                                               253,000               --
    Customer deposits                                                             202,000               --
    Capital lease obligation                                                        7,000               --
                                                                               ----------       ----------

         Total current liabilities                                                624,000           75,000
                                                                               ----------       ----------


Shareholders' equity
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                    --               --
    Common stock, $.001 par value; 10,000,000 shares
       authorized; 4,192,024 and 3,592,024 shares issued and outstanding
       at December 31, 2000 and 1999, respectively                                  4,000            4,000
    Capital in excess of par value                                             11,046,000        9,683,000
    Accumulated deficit                                                        (4,780,000)      (4,157,000)
    Treasury stock, 11,513 shares of common stock, at cost                        (46,000)         (46,000)
                                                                               ----------       ----------

         Total shareholders' equity                                             6,224,000        5,484,000
                                                                               ----------       ----------

         Total liabilities and shareholders' equity                           $ 6,848,000      $ 5,559,000
                                                                               ==========       ==========

        The accompanying notes are an integral part of these statements.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                                  2000             1999
                                                                               ----------       ----------

Revenues                                                                      $ 2,782,000      $        --

Costs and expenses
     Personnel costs                                                            1,707,000           28,000
     General and administrative                                                   891,000          401,000
     Cost of revenues                                                             456,000               --
     Amortization of intangible assets                                            219,000               --
     Professional fees                                                            246,000          225,000
     Occupancy                                                                     98,000               --
                                                                               ----------       ----------

           Total costs and expenses                                             3,617,000          654,000
                                                                               ----------       ----------

Operating loss                                                                   (835,000)        (654,000)

Other income
    Interest                                                                      193,000          251,000
    Net settlement of unsecured claims related to Marsel                               --           21,000
    Other income                                                                   19,000               --
                                                                               ----------       ----------

           Total other income                                                     212,000          272,000
                                                                               ----------       ----------


Net loss                                                                      $  (623,000)     $  (382,000)
                                                                               ==========       ==========

Net loss per share - basic and diluted                                        $      (.15)     $      (.11)
                                                                                     =====            =====


Weighted average shares outstanding used in
    computing basic and diluted net loss per share                              4,058,873        3,592,024
                                                                                =========        =========


        The accompanying notes are an integral part of these statements.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                        STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1999 and 2000


                                                         Common stock         Capital in
                                                   ---------------------      excess of     Accumulated    Treasury
                                                   Shares         Amount      par value       deficit        stock         Total
                                                   ------         ------     -----------      -------      ---------     ---------

Balance at December 31, 1998                      3,592,024    $    4,000    $ 9,555,000   $(3,775,000)   $  (46,000)   $ 5,738,000

Compensation charge for options granted to
consultants                                                                      128,000                                    128,000

Net loss for the year ended December 31, 1999
                                                                                              (382,000)                    (382,000)
                                                  ---------     ---------     ----------   -----------    ----------    -----------

Balance at December 31, 1999                      3,592,024         4,000      9,683,000    (4,157,000)      (46,000)     5,484,000

Shares issued in connection with
acquisition of Oaktree Systems, Inc.                600,000                    1,363,000                                  1,363,000

Net loss for the year ended December 31, 1999
                                                                                                            (623,000)      (623,000)
                                                  ---------     ---------     ----------   -----------    ----------    -----------


Balance at December 31, 2000                      4,192,024    $    4,000    $11,046,000   $(4,780,000)   $  (46,000)   $ 6,224,000
                                                  =========    ==========    ===========   ===========    ==========    ===========









         The accompanying notes are an integral part of this statement.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                  2000             1999
                                                                               ----------       ----------

Cash flows from operating activities:
    Net loss                                                                  $  (623,000)     $  (382,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                            256,000               --
         Compensation charge for options granted to consultants                        --          128,000
         Net changes in operating assets and liabilities:
             Accounts receivable                                                 (121,000)              --
             Prepaid expense and current other assets net of assets and
             liabilities acquired                                                  65,000           18,000
             Account payable and accrued expenses                                (104,000)          (1,000)
             Deferred income                                                      253,000               --
             Customer deposits                                                    202,000               --
                                                                               ----------       ----------

         Net cash used in operating activities                                    (72,000)        (217,000)
                                                                               ----------       ----------

Cash flows from investing activities:
    Collection of note receivable - OMNI                                               --          566,000
    Purchase of property, plant and equipment                                    (100,000)              --
    Purchase of Oaktree Systems, Inc., net of cash acquired                    (2,674,000)         (24,000)
                                                                               ----------       ----------

         Net cash provided by (used in) investing activities                   (2,774,000)         542,000

Cash flows from financing activities:
    Payments of capital lease                                                     (15,000)              --
                                                                               ----------       ----------

         Net cash used in financing activities                                    (15,000)              --

         Net increase (decrease) in cash and cash equivalents                  (2,861,000)         325,000

Cash and cash equivalents at beginning of year                                  5,465,000        5,140,000
                                                                                ---------       ----------

Cash and cash equivalents at end of year                                      $ 2,604,000      $ 5,465,000
                                                                               ==========       ==========

Supplemental cash flow information:
    Cash paid during the year for
       Income taxes                                                           $     2,000      $     1,000
       Interest                                                               $    29,000               --

Supplemental information:
On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,078,000, which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc., valued at $2.27 per share.


        The accompanying notes are an integral part of these statements.

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE A - ORGANIZATION AND BUSINESS ACTIVITIES

1.       Organization and Business Activities

         Gateway Industries, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 24, 1994, and was the successor, by merger, to Gateway Communications, Inc., a California corporation incorporated on March 6, 1991. The Company had no operating business from December 31, 1996 to March 2000.

2.       Acquisition of Oaktree Systems, Inc.

         On March 21, 2000, the Company acquired all of the outstanding common stock of Oaktree Systems, Inc. ("Oaktree"). Oaktree provides database management services and web site design and maintenance for numerous national not-for-profit, healthcare and publishing entities. The purchase price of $4,087,000 consisted of $2 million in cash paid at closing and the issuance of 600,000 shares of common stock of the Company with an average quoted market value of $2.27 per share, the assumption of approximately $650,000 of bank debt (which was repaid in full at the closing date) and expenses of $75,000.

         The acquisition was accounted for as a purchase, and, accordingly includes the results of operations since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill of $3,122,000 and other intangible assets of $362,000, which will be amortized over 15 and 5 years, respectively. Assets acquired and liabilities acquired at estimated fair value at March 21, 2000 are as follows:

Cash                                                                $     8,000
Accounts receivable                                                     376,000
Other current assets                                                     99,000
Fixed assets, net                                                       320,000
Security deposits                                                        13,000
Accounts payable and accrued expense                                   (191,000)
Capital leases                                                          (22,000)
                                                                     ----------

Total tangible net assets                                           $   603,000
                                                                     ==========

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999


NOTE A (continued)

         The  following   consolidated   condensed   pro  forma   statements  of
operations, as if the Oaktree acquisition had occurred at January 1, 1999.

                                                           Year ended
                                                           December 31,
                                                     2000              1999
                                                 ------------------------------

Sales                                           $   3,441,000     $   2,979,000
Cost of expenses                                   (4,399,000)       (3,571,000)
Other income                                          213,000           235,000
                                                  -----------      ------------
Net loss                                        $    (745,000)    $    (357,000)
                                                 ============      ============

Net loss per share--basic and diluted           $        (.18)    $        (.09)
                                                 ============      ============
Weighted average shares outstanding
  used in computing basic and diluted net
  loss per share                                    4,192,024         4,192,024

The pro forma statements of operations shown above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances have been eliminated in consolidation.

2.       Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents. At December 31, 2000 and 1999, cash and cash equivalents were held principally at one financial institution.

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999
NOTE B (continued)

3.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.       Net Loss Per Share

         For the years ended December 31, 2000 and 1999, the weighted-average number of shares outstanding used in the basic and diluted weighted-average numbers were 4,058,873 and 3,592,024, respectively. The effect of common stock equivalents for 2000 and 1999 which aggregated 460,500 and 343,500 shares, respectively, has not been considered as such items are antidilutive.

5.       Income Taxes

         Financial  Accounting Standards Board Statement of Financial Accounting

Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received. A valuation allowance is provided if there is uncertainty as to the ability to utilize deferred tax assets.

6.       Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations as clarified by Financial interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its employee stock options.

7.       Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was $57,000 and $18,000, for the years ended December 31, 2000 and 1999, respectively.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE B (continued)

8.       Long Lived Assets

         Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.


9.       Revenue Recognition

         Revenues  are  recognized  upon  delivery  of  services.   Billings  on
contracts that extend beyond one month are deferred and then recognized as earned. Customer deposits are used to pay for printing and materials.

10.      Property, Equipment and Depreciation

         Property and equipment are carried at cost. Property and equipment obtained upon the acquisition of Oaktree are carried at fair value, which approximates cost at the date of acquisition. Depreciation of property and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

                  Leasehold improvements           30 years
                  Furniture and fixtures          5-7 years
                  Equipment                         7 years

11.      Segments

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates as a one-business segment, a provider of Internet database management services.

12.      Reclassification

         Certain prior year account balances have been reclassified to conform to the current year's presentation.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE B (continued)

13.      New Accounting Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS 133 will not have an impact on our financial position or results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

         In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. We adopted in the accompanying financial statements the provisions for the definition of the grant date for options whose grant was subject to stockholder approval. The adoption of FIN 44 had no material impact on the accompanying financial statements.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 is summarized as follows:



                  Leasehold improvements            $     23,000
                  Furniture and fixtures                  43,000
                  Equipment                              355,000
                                                    ------------
                  Total                                  421,000

                  Accumulated depreciation               (39,000)
                                                    ------------

                                                    $    382,000

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE D - INCOME TAXES

         The Company has not provided for income taxes since they have generated net operating losses. Deferred income tax assets have been fully reserved in all periods. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        2000           1999
                                                        ----           ----

Reserves                                            $     4,000    $     11,000

Compensation charge for options issued
  to non-employees                                           --          44,000
Tax effect of net operating loss carryforward         3,152,000       3,236,000
                                                    -----------     -----------

     Total deferred tax assets                        3,156,000       3,291,000

Valuation allowance                                  (3,156,000)     (3,291,000)
                                                    -----------     -----------

Deferred tax assets, net of valuation allowance    $         --    $         --
                                                    ===========     ===========

         The deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefits associated with these deferred tax assets.

         At December 31, 2000, the Company has Federal net operating loss carryforwards of approximately $7,900,000 that expire through 2020. Utilization of the net operating losses may be subject to annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.


NOTE E - STOCK OPTION PLANS

         The Company's Incentive Stock Option Plan and Nonstatutory Stock Option

Plan (collectively, the "Plans"), as amended in December 1995, provide for the granting of nonqualified and qualified stock options under the Internal Revenue Code. An aggregate of 400,000 shares of Common Stock had been reserved for grant

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE E (continued)

at December 31, 1998 and 1999. At the annual meeting, stockholders approved increasing the number of shares issuable under the Plans to 850,000 shares. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to five years, which generally vest over 2 to 4 years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant.

         Directors who are not employees or officers of the Company are granted 2,000 options upon joining the Company's Board, and 2,000 options on the day of each annual meeting of shareholders in which such director is elected or reelected to office.

         Pro forma information regarding net income (loss) per share is required by FASB Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999 risk-free interest rates of 5.447% and 6.194%; respectively. Volatility factors of the expected market price of the Company's Common Stock are 81.49% and 113.0% for 2000 and 1999, respectively. The weighted-average expected life of the option for 2000 and 1999 is 3.9 and 5.3 years, respectively. Dividends are not expected in the future.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE E (continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 Year ended December 31,
                                                 2000              1999
                                                 ----              ----

 Pro forma net loss                        $     (875,000)    $    (596,000)

 Pro forma net loss per
   share - basic and diluted               $         (.22)    $        (.17)

         Employee and non-employee stock option activity is summarized as follows:

                                                                      Weighted-
                                                                       average
                                                                      exercise
                                                           Shares       price
                                                           ------       -----
Options outstanding at December 31, 1998                  248,000       $2.99
Granted                                                    95,500        2.26
                                                          -------

Options outstanding at December 31, 1999                  343,500        2.98
Expired and cancelled                                    (127,000)       3.47
Granted                                                   244,000        3.62
                                                         --------


Options outstanding at December 31, 2000                  460,500        $3.04
                                                         ========

         The table above includes outstanding options of 83,500 and 8,500 granted to non-employees with weighted average exercise prices of $1.83 and $1.81 as of December 31, 1999 and 2000, respectively.

         The exercise prices for employee options outstanding as of December 31, 2000 ranged from $1.50 to $5.00. With substantially all exercisable options at $2.11 per share, the fair value of options granted during 2000 and 1999 were $1.94 and $1.83, respectively. The weighted- average remaining contractual life of these options is 4.00 years. At December 31, 2000, approximately 232,000 employee options had vested and were therefore exercisable with a weighted average price of approximately $2.35 per share. No options were exercised during the years ended December 31, 1999 or 2000.

         Subsequent to the acquisition of Oaktree Systems the Company granted options to the three previous shareholders of Oaktree Systems pursuant to their employment agreements. The options contain a cashless exercise provision. The aggregate option grant was for 200,000 options with an exercise price of $4.00

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE E (continued)

per share. Half of the options granted vest on the first anniversary of the date of grant and the balance vest on the second anniversary of the date of grant and the options expire in five years. Under the current accounting guidance of FIN 44 a cashless option is treated as a variable option and therefore requires that a portion of the difference between the market value of the stock and the exercise price of the option be charged to earnings of the current period. As of December 31, 2000 the Company has not recorded an expense for this since the market value of the underlying stock is less than the exercise price of the option.

         The Company has granted 40,000 options to a consultant of the Company during 2000. The options are exercisable at $1.9375 per share and vest on a pro rata basis over 36 months from the date of grant. Under the provisions of Statement of Financial Accounting Standards #123 (SFAS #123) Accounting for Stock Based Compensation the Company is required to record an expense for this option based upon the Fair Market Value of the option, as of December 31, 2000 the expense for this was not material. The expense will be recorded over the life of the option.


NOTE F - FORMER BUSINESS ACTIVITIES

         There are substantially no assets or liabilities recorded by the Company relating to these activities at December 31, 2000 and 1999.

1.       Note Receivable - Only Multimedia Network, Incorporated

         The Company owns 50,000 shares of restricted stock of Only Multimedia Network, Incorporated, a privately held company in the business of providing casting directors with Internet access to text, pictorial and video information regarding actors. The Company received payments of amounts due from OMNI of $566,000 including aggregate interest in March 1999. Since the Company is uncertain as to the value of its holdings in the restricted stock, no amounts have been recorded.

2.       Marsel Mirror & Glass Products, Inc.

         On November 24, 1995, Glass Acquisition Corp., a wholly owned subsidiary of Gateway Industries, Inc., acquired substantially all of the assets and business of Marsel Mirror & Glass Products, Inc. ("Old Marsel") and the related real estate interest of Barlow Associates from which Old Marsel conducted its business in Brooklyn, New York. Subsequent to the closing, Glass Acquisition Corp. changed its name to Marsel Mirror & Glass Products, Inc. ("Marsel").

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE F (continued)

         On December 21, 1996, the Company sold all outstanding shares of its wholly owned subsidiary, Marsel, to a third party for $1.00, pursuant to a Stock Purchase Agreement (the "Agreement"). Under the Agreement, the Company had the right to purchase 50% of the outstanding shares of Marsel until December 21, 1999 for $2.00. Pursuant to the Agreement, the Company paid $75,000 to Marsel's lender and issued approximately $300,000 of guarantees to vendors of Marsel, all of which were fully satisfied by December 31, 1998.

         On December 23, 1996, Marsel filed for bankruptcy under Chapter 11 of the Bankruptcy Code. During 1999, the Company received $100,000, in complete and court- approved settlement of all amounts due from Marsel. The Company expended $79,000 in 1999 in professional fees to secure this settlement. During 1999, the Company also exercised its option to acquire 50% of the outstanding stock of Marsel. This option has not been approved by the bankruptcy court, and the creditors' committee of Marsel has put forth other proposals. It is uncertain as to whether the option will be approved and consummated. Although Marsel has current business operations, there is significant uncertainty as to the value of the stock of Marsel. Accordingly, the Company has not assigned any value to its holdings of Marsel.


NOTE G - RELATED PARTY TRANSACTIONS

1.       MDM Technology

         During 2000 the Company and MDM Technology ("MDM"), a company controlled by the Company's Chairman and other investors in SPS entered into a joint marketing agreement. MDM provides mailing services to a variety of its customers. The Company had sales to MDM of $30,000 for the year ended December 31, 2000 and accounts receivable from MDM of $28,000 as of such date. The Company had purchases from MDM of $54,000 for the year ended December 31, 2000, and accounts payable to MDM of $1,500 as of such date.

2.       Rent

         The Company occupies offices at 150 East 52nd Street, New York, New York 10022, under a lease agreement extending through March 31, 2001. It subleased office space, at one-third of its cost for the space, to each of (a) Steel Partners Services, Ltd., an entity controlled by the Company's Chairman, and (b) WebFinancial Corporation ("WEFN"), a public company in which Steel Partners II, L.P. ("SPS"), an entity controlled by the Company's Chairman, and the Company's Chairman have an approximately 41% beneficial interest. Mr. Howard is also a director of WEFN. As of January 1, 1999, the rent on the office space is paid by SPS and the Company pays a management fee to SPS.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE G (continued)

         For the year ended December 31, 2000 and 1999, the Company paid $280,000 and $275,000, respectively in management fees to SPS, which included its one-third share of rent expense. (See Note H).

NOTE H - COMMITMENTS

1.       Leases

         The Company entered into a three-year operating lease for office space commencing April 1, 1998. During 1999, the rent was paid by Steel Partners Services, Ltd. ("SPS") and the Company paid a management fee to SPS (See Note
G). Oaktree leases 9,008 square feet of office space in Calverton, New York. The lease expires on February 28, 2003 and has an annual lease commitment of $143,000 per year. The space is rented from a partnership in which two of the senior managers of Oaktree each own a material interest. Oaktree has a lease for 1,650 square feet in St. Paul, Minnesota, which expired on Dec 31, 2000. Future minimum lease payments under the leases are as follows:



                                         Deduct                  Net
                                        sublease               rental
               Commitments               rentals             commitments

2001        $        165,000       $         16,000       $        149,000
2002                 163,000                     --                163,000
2003                  28,000                     --                 28,000
            ----------------       ----------------       ----------------

            $        356,000       $         16,000       $        340,000
            ================       ================       ================


         The Company has sublet a portion of its office space to companies affiliated with its Chairman. Rent expense for the year ended December 31, 2000 and 1999 was $153,000 and $125,000, respectively.

2.       Capital Leases

         The Company has entered into capital  leases for certain  machinery and equipment utilized by Oaktree. The gross value of the assets that were leased is $38,500 and as of December 31, 2000 the Company recorded depreciation of $3,900 against these assets. As of December 31, 2000 the gross remaining payments for the Capital leases approximate $6,700 of which $800 represents imputed interest. In 2001 the Company is required to pay $4,700 and in 2002 the Company is required to pay $2,000 under the terms of the capital leases.

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999

NOTE H (continued)

3.       Major Customers

         Sales to five major customers amounted to 56% of all net sales for the year ended December 31, 2000. A breakdown of these customers is as follows:


                  Customer A                          18%
                  Customer B                          13%
                  Customer C                           9%
                  Customer D                           8%
                  Customer E                           8%

         For the year ended December 31, 1999, the make up of the Oaktree customers were generally the same as for the year ended December 31, 2000. Amounts receivable from these major customers were 52% of total accounts receivable at December 31, 2000.

4.       401K Plan

         The Company has a defined contribution pension plan for the employees. The Company's contributions to the plan are based on management determination. For the year ended December 31, 2000 and 1999 the Company recorded expenses of $19,000 related to this plan.

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

                                    SCHEDULES

                           December 31, 2000 and 1999

                                       S-1


                                   Schedule II

                 Valuation and Qualifying Accounts and Reserves


                         Provision for Doubtful Accounts

                        Opening                                      Ending
                        Balance       Provision      Write-off       Balance
                        -------       ---------      ---------       -------
January 1, 1999       $        0     $       --     $       --     $        0

January 1, 2000       $        0     $   11,607     $   (2,000)    $    9,607





                     Deferred Tax Asset Valuation Allowance

                        Opening                                      Ending
                        Balance       Provision      Write-off       Balance
                        -------       ---------      ---------       -------
January 1, 1999       $3,137,000     $  154,000      $      --     $3,291,000

January 1, 2000       $3,291,000     $    11,000     $(146,000)    $3,156,000

                                                                    Exhibit 21.1

                    GATEWAY INDUSTRIES, INC. AND SUBSIDIARY


                           Subsidiaries of Registrant


                          State of Corporate
Name                         Incorporation                  Percentage Ownership
----                         -------------                  --------------------
Oaktree Systems, Inc           New York                             100%