Form 10QSB
period 2001-03-31
GATEWAY INDUSTRIES INC /DE/
filed 2001-05-15
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

        [X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

        [   ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 0-13803

GATEWAY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

33-0637631
(I.R.S. Employer Identification No.)

150 East 52nd Street 21st Floor, New York, NY 10022
(Address of registrant's principal executive offices) (Zip Code)

(877) 431-2942
(Registrant's telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]    No [  ]

                Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]    No [  ]

                Shares of Issuer's Common Stock Outstanding at March 31, 2001:  4,192,024

                Transitional small business disclosure format:  Yes [  ]    No [X]

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

INDEX
Part I - Financial Information	Page Number
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
March 31, 2001	2

Condensed Consolidated Statements
of Operations - Three Months Ended
March 31, 2001 and 2000	3

Condensed Consolidated Statements
of Cash Flows - Three Months Ended
March 31, 2001 and 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis
or Plan of Operations	7

Part II - Other Information

Item 1. Legal Proceedings	9

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	10

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2001
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 2,302,000
Accounts receivable (net of allowance for doubtful
accounts of $9,000)	748,000
Prepaid expenses and other	76,000
Total current assets	3,126,000

Non current assets
Property, plant and equipment, net of accumulated depreciation of $58,000	385,000
Goodwill and other intangibles, net of accumulated amortization of $248,000	3,207,000
Total non current assets	3,592,000

Total assets	$ 6,718,000
—————

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 241,000
Deferred income	244,000
Customer deposits	188,000
Current portion of capital lease obligation	7,000
Total current liabilities	680,000
Non current liabilities
Capital lease obligation	15,000
Total liabilities	695,000

Shareholders' equity
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued or outstanding	–
Common stock, $.001 par value, 10,000,000 shares authorized,
4,192,024 shares issued (including treasury shares)	4,000
Capital in excess of par value	11,046,000
Accumulated deficit	(4,981,000)
Treasury stock, 11,513 shares of common stock-at cost	(46,000)

Total shareholders' equity	6,023,000

Total liabilities and shareholders' equity	$ 6,718,000
—————
See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2001	2000

Sales	$ 1,096,000	$ 63,000
Cost of sales	227,000	15,000
Gross profit	869,000	48,000

Costs and expenses:
Payroll expenses	658,000	66,000
General and administrative	245,000	104,000
Depreciation and amortization	80,000	6,000
Professional fees	54,000	76,000
Occupancy	64,000	3,000

Total costs and expenses	1,101,000	255,000

Operating loss	(232,000)	(207,000)

Other income:
Interest income	32,000	65,000
Other income (expense)	(1,000)	18,000

Total other income	31,000	83,000

Net loss	$ (201,000)	$ (124,000)
	—————	—————

Net loss per share - basic and diluted	$ (.05)	$ (.03)

Weighted average number of shares - basic and diluted	4,192,024	3,657,958

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$ (201,000)	$ (124,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	20,000	–
Amortization of goodwill and other intangibles	60,000	6,000
Provision for bad debt	(1,000)	–
Changes in assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(250,000)	68,000
Prepaid expenses and other	(20,000)	74,000
Security deposit	42,000	20,000
Accounts payable	79,000	(40,000)
Deferred income	(9,000)	–
Customer deposits	(14,000)	–

Net cash provided by (used in) operating activities	(294,000)	4,000

Cash flows from investing activities:
Purchase of property, plant, and equipment	–	(1,000)
Purchase of Oaktree Systems Inc., net of cash acquired	–	(2,659,000)

Net cash used in investing activities	–	(2,660,000)

Cash flows from financing activities:

Payments of obligation on capital lease	(8,000)	–

Net cash provided by financing activities	(8,000)	–

Net decrease in cash and cash equivalents	(302,000)	(2,656,000)
Cash and cash equivalents at beginning of period	2,604,000	5,465,000
Cash and cash equivalents at end of period	$ 2,302,000	$ 2,809,000
	————	————

Supplemental information:

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,078,000 which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).

Oaktree acquired $23,000 of assets under a capital lease in 2001.

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001
(Unaudited)

Note  1.  General

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2001 or for the entire year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note  2.  Operations

                Gateway Industries, Inc. (the “Company”) was incorporated in Delaware in July 1994. The Company had no operating business from December 1996 to March 2000, when it acquired all of the outstanding common stock of Oaktree Systems, Inc. (“Oaktree”). Oaktree provides database development consolidation and management services, and web site design and maintenance to customers. Such customers are principally not-for-profit entities, health care providers and publishers throughout the United States.

                The Company had no full time employees from December 1996 until the acquisition of Oaktree in March 2000. The Company’s officers and Steel Partners Services, Ltd. (an entity controlled by the Company’s Chairman) devote time to the Company’s administration and in exploring potential acquisitions and other business opportunities.

Note  3.  Purchase of Subsidiary

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

                The following consolidated condensed unaudited proforma statement of operations, as if the Oaktree acquisition had occurred at January 1, 2000.

Three months ended March 31,
	2001, Actual	2000, Proforma
(unaudited)
	–	–
Sales	$ 1,096,000	$ 721,000
Cost of expenses	1,328,000	1,103,000
Other income	31,000	68,000
Net loss	$ (201,000)	$ (314,000)
	————	————
Net loss per share
–basic and diluted	$ (.05)	$ (.09)

Assets acquired and liabilities acquired at estimated fair value at March 21, 2000 are as follows:

Cash	$ 8,000
Accounts receivable	376,000
Other current assets	99,000
Fixed assets, net	320,000
Security deposits	13,000
Accounts payable and accrued expense	(191,000)
Capital leases	(22,000)

Total tangible net assets	$ 603,000

Note  4.  Net Loss Per Share

                Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2001 and 2000 stock options have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Accordingly, basic and diluted income per share are the same for the three months ended March 31, 2001 and 2000.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                The Company acquired Oaktree on March 21, 2000, for a purchase price of approximately $4.1 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $640,000 of debt (which was repaid in full at closing), and certain fees and expenses.

                The Company intends to continue to enhance Oaktree’s internal growth opportunities and efforts, and explore acquisitions of established products and service providers that will provide opportunities to present customers to an integrated, full-service product offering.

                The Company’s ability to make further product acquisitions will depend on, among other things, the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company’s ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

                Oaktree competes in a highly fragmented industry with many national and local competitors. Competition comes from many sources including database development companies, service bureaus, and mailhouses. Many of the competitors of Oaktree possess substantially greater financial, technical, marketing and other resources than Oaktree.

                As of March 31, 2001, Oaktree employed 71 full time and part time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

REVENUES AND EXPENSES

                The Company had no operating business from 1996 until the acquisition of Oaktree on March 21, 2000. Oaktree received new contracts totaling approximately $1.2 million of recurring annual revenues starting in the second half of 2000. These new contracts were secured through Oaktree’s new Internet initiatives and the release of its new database product, DB-Cultivator 2000. Expansion of services to existing customers also generated quarter-to-quarter growth.

                During the three months ended March 31, 2001, Oaktree had revenues of $1,096,000, cost of sales of $227,000 and a gross profit of $869,000. Gateway’s consolidated costs and expenses for the three months ended March 31, 2001 aggregated $1,101,000, consisting of payroll expenses of $658,000, professional fees of $54,000, general and administrative expense of $245,000, rental cost of $64,000, and depreciation and amortization of $80,000.

                During the ten day period from March 22, 2000 to March 31, 2000, Oaktree had revenues of $63,000 and cost of sales of $15,000 and a gross profit of $48,000. Gateway’s consolidated costs and expenses for the three months ended March 31, 2000 totaled $255,000, including payroll expenses of $66,000, professional fees of $76,000, general and administrative expenses of $104,000, rental costs of $3,000, and depreciation and amortization of $6,000.

                The proforma income statement in Note 3 shows that the net loss for the Company for the three months ended March 31, 2001, decreased over the proforma net loss reported in Note 3 for the same period in 2000. Sales are higher in 2001 versus 2000 by 52% and operating loss decreased by 39% for the first quarter of 2001 over the proforma first quarter of 2000. Higher operating expenses of 31% in first quarter 2001 over the proforma first quarter 2000 are attributable to increased hiring of employees and increased other operating expenses at Oaktree, that were incurred as a result of increased sales.

OTHER INCOME

                For the three months ended March 31, 2001, other income totaled $31,000 including interest income of $32,000 and other expense of $1,000. For the three months ended March 31, 2000, other income consisted of interest income of $65,000 and other income of $18,000. The difference results primarily from less cash equivalents on hand earning interest income since the Company invested cash in the operating business of Oaktree during March 2000.

LIQUIDITY AND CAPITAL RESOURCES

                The Company’s cash and cash equivalents totaled $2,302,000 at March 31, 2001 and $2,604,000 at December 31, 2000. At March 31, 2001, the Company’s working capital balance was $2,446,000.

                While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

PART  II.  OTHER INFORMATION

ITEM  1.   Legal proceedings

                  None

ITEM  6.   Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                           None

                  (b)    Reports on Form 8-K

                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY INDUSTRIES, INC.

/s/ Jack Howard
Jack Howard, President

Date:  May 15, 2001