Form 10-Q
period 2001-06-30
GATEWAY INDUSTRIES INC /DE/
filed 2001-08-20
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

        [X]                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

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
(Address of Registrant's Principal Executive Offices Including Zip Code)

      (877) 431-2942
(Registrant's Telephone Number, Including Area Code)

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

                Shares of Issuer's Common Stock Outstanding at June 30, 2001:  4,192,024

                Transitional small business disclosure format:  Yes [  ]    No [X]

INDEX

Part I - Financial Information	Page Number
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
June 30, 2001	2

Condensed Consolidated Statements
of Operations - Three Months Ended
June 30, 2001 and 2000	3

Condensed Consolidated Statements
of Operations - Six Months Ended
June 30, 2001 and 2000	4

Condensed Consolidated Statements
of Cash Flows - Six Months Ended
June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	9

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2001
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 2,121,000
Accounts receivable (net of allowance for doubtful
accounts of $14,000)	764,000
Work in process	56,000
Prepaid expenses and other	106,000
Total current assets	3,047,000
Non current assets
Property, plant and equipment, net of accumulated depreciation of $79,000	380,000
Goodwill and other intangibles, net of accumulated amortization of $337,000	3,147,000
Total non current assets	3,527,000

Total assets	$ 6,574,000
—————

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 339,000
Deferred income	257,000
Customer deposits	75,000
Current portion of capital lease obligation	3,000
Total current liabilities	692,000
Non current liabilities
Capital lease obligation	18,000

Total liabilities	692,000

Shareholders’ equity
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued or outstanding	––
Common stock, $.001 par value, 10,000,000 shares authorized,
4,192,024 shares issued (including treasury shares)	4,000
Capital in excess of par value	11,046,000
Accumulated deficit	(5,122,000)
Treasury stock, 11,513 shares of common stock-at cost	(46,000)

Total shareholders’ equity	5,882,000

Total liabilities and shareholders’ equity	$ 6,574,000
—————
See accompanying notes.
GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2001	2000

Sales	$ 1,165,000	$ 900,000
Cost of sales	289,000	172,000
Gross profit	876,000	728,000

Costs and expenses:
Payroll expenses	638,000	534,000
General and administrative	212,000	245,000
Depreciation and amortization	81,000	74,000
Professional fees	60,000	43,000
Occupancy	57,000	28,000

Total costs and expenses	1,048,000	924,000

Operating loss	(172,000)	(196,000)

Other income:
Interest income	29,000	44,000
Other income (expense)	2,000	--

Total other income	31,000	44,000

Net loss	$ (141,000)	$ (152,000)
	—————	—————

Net loss per share - basic and diluted	$ (.03)	$ (.04)

Weighted average number of shares - basic and diluted	4,192,024	4,192,024

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2001	2000

Sales	$ 2,261,000	$ 963,000
Cost of sales	516,000	187,000
Gross profit	1,745,000	776,000

Costs and expenses:
Payroll expenses	1,296,000	534,000
General and administrative	457,000	418,000
Depreciation and amortization	161,000	80,000
Professional fees	114,000	119,000
Occupancy	121,000	28,000

Total costs and expenses	2,149,000	1,179,000

Operating loss	(404,000)	(403,000)

Other income:
Interest income	61,000	109,000
Other income (expense)	1,000	18,000

Total other income	62,000	127,000

Net loss	$ (342,000)	$ (276,000)
	—————	—————

Net loss per share - basic and diluted	$ (.08)	$ (.07)

Weighted average number of shares - basic and diluted	4,192,024	3,924,991

See accompanying notes.
GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (342,000)	$ (276,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	40,000	--
Amortization of goodwill and other intangibles	120,000	80,000
Provision for bad debt	4,000	--
Changes in assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(271,000)	(349,000)
Work in process	(56,000)	--
Prepaid expenses and other	(49,000)	62,000
Security deposit	42,000	27,000
Accounts payable	177,000	(30,000)
Deferred income	4,000	247,000
Customer deposits	(128,000)	--

Net cash provided by (used in) operating activities	(459,000)	(239,000)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(15,000)	(17,000)
Purchase of Oaktree Systems Inc., net of cash acquired	--	(2,710,000)

Net cash used in investing activities	(15,000)	(2,727,000)

Cash flows from financing activities:

Obligations on (repayment of) capital lease	(9,000)	(4,000)
Proceeds from note payable	--	60,000
Proceeds from bank debt	--	75,000

Net cash provided by financing activities	(9,000)	131,000

Net decrease in cash and cash equivalents	(483,000)	(2,835,000)
Cash and cash equivalents at beginning of period	2,604,000	5,465,000
Cash and cash equivalents at end of period	$ 2,121,000	$ 2,630,000
	————	————
Supplemental information:

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,078,000 that included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).

Oaktree acquired $23,000 of assets under a capital lease in 2001.

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

Note 1.  General

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2001 or for the entire year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note 3.   Purchase of Subsidiary

                 In March 2000, the Company acquired 100% of the outstanding stock of Oaktree for a purchase price of $4,078,000, consisting of $2,000,000 in cash, the issuance of 600,000 shares of common stock of the Company, the repayment of existing Oaktree bank debt of $640,000 and expenses of $70,000. The acquisition was accounted for as a purchase, and, accordingly include the results of operations since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill of $3,124,000 and other intangible assets of $350,000, which will be amortized over 15 and 5 years, respectively.

                 The following shows the consolidated condensed unaudited proforma statement of operations for the six months ended June 30, 2000, as if the Oaktree acquisition had occurred at January 1, 2000 and for comparative purposes, the actual consolidated condensed unaudited statement of operations for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001.

	Three months ended June 30,		Six months ended June 30,
	2001 2000		2001 2000
	Actual	Actual	Actual	Pro-forma

Sales	$ 1,166,000	$ 900,000	$ 2,261,000	$ 1,621,000
Cost of expenses	1,336,000	1,096,000	2,665,000	2,214,000
Other income	29,000	44,000	62,000	129,000
Net loss	$ (141,000)	$ (152,000)	$ (342,000)	$ (464,000)
	————	————	————	————
Net loss per share
–basic and diluted	$ (.03)	$ (.04)	$ (.08)	$ (.11)

Note 4.  Warrant Agreements

                 On May 18, 2001, the Company entered into two warrant agreements with Mayo Foundation for Medical Education and Research (“Mayo”). Each of the 150,000 warrants has an exercise price of of $1.75 per warrant. The Black-Scholes calculation yielded an immaterial expense charge in the current period.

                 Under the first agreement, Mayo may exercise warrants to purchase up to 100,000 shares of common stock of the Company. The warrants may be exercised over four years beginning May 2002 according to a formula based in part on (a) the per share market price of the Company's stock, (b) Oaktree and Mayo continuing to be parties to a product fulfillment services agreement dated April 2001 and (c) at least 90% of Agreed Fulfillment (as defined in the warrant agreement) being performed by the Company during the preceding year through Oaktree’s fulfillment services provided under the fulfillment services agreement. The second warrant agreement entered into by the Company and Mayo on May 18, 2001 allows exercise of a total of 50,000 warrants in two equal amounts and is subject to attainment of certain revenue goals

Note 5.  Net Loss Per Share

                 Net loss per share was calculated using the weighted average number of common shares outstanding. For the three and six months ended June 30, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share. The effect of common stock equivalents for June 30, 2001 and 2000 of 610,500 and 460,500, respectively has not been considered as such items are antidilutive. Accordingly, basic and diluted income per share are the same for the three and six months ended June 30, 2001 and 2000.

Note 6.  Recent Accounting Pronouncements

                 On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
  Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $240,000 and $60,000 will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Note 7.  Subsequent Events

                 During the third quarter of 2001, a reciprocal marketing agreement between the Company and MDM Technologies, Inc. (“MDM”), an entity controlled by the Company’s Chairman, was terminated. Sales realized by the Company during 2000 and 2001 under that agreement were immaterial and management believes the termination of the arrangement with MDM will not have a material adverse effect on the Company.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                 The Company acquired Oaktree on March 21, 2000, for a purchase price of approximately $4.1 million, consisting of $2 million in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $650,000 of debt (which was repaid in full at closing), and certain fees and expenses.

                 The Company believes that Oaktree’s PC Database and Internet business model will generate significant internal growth. Oaktree’s products offer enhancements at lower costs in contrast to traditional, mainframe competitors. Additionally, with the release of Oaktree’s Database Fulfillment System, Oaktree expects to capture new customers seeking more efficient marketing and operational fulfillment environments. Oaktree is also planning the release of a Database Subscription System that is expected to permit Oaktree to aggressively pursue the large subscription management market.

                 As of June 30, 2001, Oaktree employed 89 full time and part time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

                 On May 18, 2001, the Company entered into two warrant agreements with Mayo Foundation for Medical Education and Research (“Mayo”). Each of the 150,000 warrants has an exercise price of of $1.75 per warrant. The Black-Scholes calculation yielded an immaterial current expense charge.

                 Under the first agreement, Mayo may exercise warrants to purchase up to 100,000 shares of common stock of the Company. The warrants may be exercised over four years beginning May 2002 according to a formula based in part on (a) the per share market price of the Company’s stock, (b) Oaktree and Mayo continuing to be parties to a product fulfillment services agreement dated April 2001 and (c) at least 90% of Agreed Fulfillment (as defined in the warrant agreement) being performed by the Company during the preceding year through Oaktree’s fulfillment services provided under the fulfillment services agreement. The second warrant agreement entered into by the Company and Mayo on May 18, 2001 allows exercise of a total of 50,000 warrants in two equal amounts and is subject to attainment of certain revenue goals

                 The Company’s ability to complete further product acquisitions will depend on, among other things, the availability of appropriate acquisition opportunities, the ability to obtain appropriate financing and the Company’s ability to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any such acquisition on acceptable terms.

REVENUES AND EXPENSES

                 The Company had no operating business from 1996 until the acquisition of Oaktree on March 21, 2000.

Three Months Ended June 30, 2001

                 Oaktree’s revenues for the quarter ended June 30, 2001 were $1,165,000 compared $900,000 for the quarter ended June 30, 2000, a 29% increase. During the quarter ended June 30, 2001, Oaktree released its new Internet based fulfillment system. Expansion of services to existing customers generated significant quarter-to-quarter growth and Oaktree continues to gain market share from old technology competitors. Increases in costs of sales of $117,000 and payroll of $104,000 during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 were generated by the increased revenues.

                 During the three month period ended June 30, 2001, Oaktree had cost of sales of $289,000 and a gross profit of $876,000. The Company’s consolidated costs and expenses for the three-month period ended June 30, 2001 aggregated $1,048,000, consisting of payroll expenses of $638,000, professional fees of $60,000, general and administrative expense of $212,000, rental cost of $57,000, and depreciation and amortization of $81,000.

                 During the three month period ended June 30, 2000, Oaktree had cost of sales of $172,000 and a gross profit of $728,000. The Company’s consolidated costs and expenses for the three month period ended June 30, 2000 aggregated $924,000, consisting of payroll expenses of $534,000, professional fees of $43,000, general and administrative expense of $245,000, rental cost of $28,000, and depreciation and amortization of $74,000.

Six Months Ended June 30, 2001

                 During the six months ended June 30, 2001, Oaktree had revenues of $2,261,000, cost of sales of $516,000 and a gross profit of $1,745,000. The Company’s consolidated costs and expenses for the six months ended June 30, 2001 aggregated $2,149,000, consisting of payroll expenses of $1,296,000, professional fees of $114,000, general and administrative expense of $457,000, rental cost of $121,000, and depreciation and amortization of $161,000.

                 During the period from March 22, 2000 to June 30, 2000, Oaktree had revenues of $963,000 and cost of sales of $187,000 and a gross profit of $776,000. Gateway’s consolidated costs and expenses for the six-month period ended June 30, 2000 aggregated $1,179,000, consisting of payroll expenses of $534,000, professional fees of $119,000, general and administrative expenses of $418,000, rental costs of $28,000, and depreciation and amortization of $80,000.

                 The income statements in Note 3 show that the net loss for the Company for the six months ended June 30, 2001, decreased over the pro-forma net loss reported in Note 3 for the same period in 2000. Sales are higher in 2001 versus 2000 by 39% and operating loss decreased by 26% for the first half of 2001 over the pro-forma first six months of 2000. Higher operating expenses of 20% in first six months of 2001 over the pro-forma first six months of 2000 are attributable to increased hiring of employees and increased other operating expenses at Oaktree, that were incurred as a result of increase in sales.

OTHER INCOME

                 For the three months ended June 30, 2001, other income totaled $31,000 including interest income of $29,000 and other income of $2,000. For the three months ended June 30, 2000, other income consisted of interest income of $44,000. For the six months ended June 30, 2001, the Company recognized $61,000 of net interest income and $1,000 other income compared with $109,000 interest income and $18,000 other income in the comparable period of 2000. The difference results primarily from less cash equivalents on hand earning interest income since the Company invested cash in the operating business of Oaktree during March 2000. Falling money market interest rates also contributed to the earning of less interest income.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company’s cash and cash equivalents totaled $2,121,000 at June 30, 2001. At June 30, 2001, the Company’s working capital balance was $2,373,000.

                 While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future.

New Accounting Pronouncements

                 On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
  Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                 The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $240,000 and $60,000 will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

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

Date:  August 20, 2001