Form 10QSB
period 2001-09-30
GATEWAY INDUSTRIES INC /DE/
filed 2001-11-19
CIK 725876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

        [X]              Quarterly Report Under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

        [   ]              Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

Commission File number 0-13803

GATEWAY INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)

33-0637631
(I.R.S. Employer Identification No.)

150 East 52nd Street, 21st Floor, New York, NY 10022
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

                Shares of Issuer's Common Stock Outstanding at September 30, 2001:  4,192,024

                Transitional small business disclosure format:  Yes [  ]    No [X]

INDEX

Part I - Financial Information	Page Number
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
September 30, 2001	2

Condensed Consolidated Statements
of Operations - Three Months Ended
September 30, 2001 and 2000	3

Condensed Consolidated Statements
of Operations - Nine Months Ended
September 30, 2001 and 2000	4

Condensed Consolidated Statements
of Cash Flows - Nine Months Ended
September 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	9

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13
PART I.   FINANCIAL INFORMATION
Item. 1     Condensed Consolidated Financial Statements

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2001
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 2,072,000
Accounts receivable (net of allowance for doubtful
accounts of $14,000)	1,021,000
Work in process	4,000
Prepaid expenses and other	106,000
Total current assets	3,203,000
Non current assets
Property, plant and equipment, net of accumulated depreciation of $101,000	425,000
Goodwill and other intangibles, net of accumulated amortization of $397,000	3,087,000
Total non current assets	3,512,000
Total assets	$ 6,715,000
—————

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 334,000
Deferred income	244,000
Customer deposits	401,000
Current portion of capital lease obligation	8,000
Total current liabilities	987,000
Non current liabilities
Capital lease obligation	25,000
Total liabilities	1,012,000

Shareholders’ equity
Preferred stock, $.10 par value, 1,000,000 shares authorized,
no shares issued or outstanding	--
Common stock, $.001 par value, 10,000,000 shares authorized,
4,192,024 shares issued (including treasury shares)	4,000
Capital in excess of par value	11,046,000
Accumulated deficit	(5,301,000)
Treasury stock, 11,513 shares of common stock-at cost	(46,000)
Total shareholders’ equity	5,703,000
Total liabilities and shareholders’ equity	$ 6,715,000
—————
See accompanying notes.
GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2001	2000

Sales	$ 1,274,000	$ 936,000
Cost of sales	358,000	133,000
Gross profit	916,000	803,000

Costs and expenses:
Payroll expenses	664,000	498,000
General and administrative	257,000	225,000
Depreciation and amortization	82,000	144,000
Professional fees	37,000	35,000
Occupancy	72,000	33,000

Total costs and expenses	1,112,000	935,000

Operating loss	(196,000)	(132,000)

Other income:
Interest income	16,000	42,000

Total other income	16,000	42,000

Net loss	$ (180,000)	$ (90,000)
	—————	—————

Net loss per share - basic and diluted	$ (.04)	$ (.02)

Weighted average number of shares - basic and diluted	4,192,024	4,192,024

See accompanying notes.
GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000

Sales	$ 3,535,000	$ 1,899,000
Cost of sales	874,000	320,000
Gross profit	2,661,000	1,579,000

Costs and expenses:
Payroll expenses	1,960,000	1,032,000
General and administrative	714,000	643,000
Depreciation and amortization	243,000	224,000
Professional fees	151,000	154,000
Occupancy	193,000	61,000

Total costs and expenses	3,261,000	2,114,000

Operating loss	(600,000)	(535,000)

Other income:
Interest income	77,000	150,000
Other income (expense)	1,000	19,000

Total other income	78,000	169,000

Net loss	$ (522,000)	$ (366,000)
	—————	—————

Net loss per share - basic and diluted	$ (.12)	$ (.09)

Weighted average number of shares - basic and diluted	4,192,024	4,192,024

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (522,000)	$ (366,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	63,000	70,000
Amortization of goodwill and other intangibles	180,000	154,000
Provision for bad debt	4,000	--
Changes in assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(529,000)	(391,000)
Work in process	(4,000)	--
Prepaid expenses and other	(46,000)	77,000
Security deposit	40,000	25,000
Accounts payable	172,000	(1,000)
Deferred income	(9,000)	268,000
Customer deposits	199,000	560,000

Net cash provided by (used in) operating activities	(452,000)	396,000

Cash flows from investing activities:
Purchase of property, plant, and equipment	(67,000)	(85,000)
Purchase of Oaktree Systems Inc., net of cash acquired	--	(2,693,000)

Net cash used in investing activities	(67,000)	(2,778,000)

Cash flows from financing activities:

Obligations on (repayment of) capital lease	(13,000)	(19,000)

Net cash provided by financing activities	(13,000)	(19,000)

Net decrease in cash and cash equivalents	(532,000)	(2,401,000)
Cash and cash equivalents at beginning of period	2,604,000	5,465,000
Cash and cash equivalents at end of period	$ 2,072,000	$ 3,064,000
	————	————
Supplemental information:

On March 21, 2000, the Company acquired 100% of the common stock of Oaktree Systems, Inc. for $4,078,000 that included the issuance of 600,000 shares of common stock of Gateway Industries, Inc. (see Note 3).

Oaktree acquired $26,000 of assets under a capital lease in 2001.

See accompanying notes.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Unaudited)

Note 1.  General

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to make such financial statements not misleading. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending December 31, 2001 or for the entire year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

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

                 The following shows the consolidated condensed unaudited proforma statement of operations for the nine months ended September 30, 2000, as if the Oaktree acquisition had occurred at January 1, 2000 and for comparative purposes, the actual consolidated condensed unaudited statement of operations for nine months ended September 30, 2001.

	Nine months ended September 30,
	2001	2000
	Actual	Pro-forma

Sales	$ 3,535,000	$ 2,557,000
Cost of expenses	4,135,000	3,282,000
Other income	78,000	171,000
Net loss	$ (522,000)	$ (554,000)
	————	————
Net loss per share
--basic and diluted	$ (.12)	$ (.14)

Note 4.  Warrant Agreements

                 On May 18, 2001, the Company entered into two warrant agreements with Mayo Foundation for Medical Education and Research (“Mayo”). Each of the 150,000 warrants has an exercise price of of $1.75 per warrant. The Black-Scholes calculation yielded an immaterial expense charge in the current period.

                 Under the first warrant agreement, Mayo may exercise warrants to purchase up to 100,000 shares of common stock. The warrants may be exercised over four years beginning May 2002 according to a formula based in part on (a) the per share market price of the Company's stock, (b) Oaktree and Mayo continuing to be parties to a product fulfillment services agreement dated April 2001 and (c) at least 90% of Agreed Fulfillment (as defined in the warrant agreement) being performed by the Company during the preceding year through Oaktree’s fulfillment services provided under the fulfillment services agreement. The second warrant agreement entered into by the Company and Mayo on May 18, 2001 allows exercise of a total of 50,000 warrants in two equal amounts and is subject to attainment of certain revenue goals.

Note 5.  Reciprocal Marketing Agreement

                 During the third quarter of 2001, a reciprocal marketing agreement between the Company and MDM Technologies, Inc. (“MDM”), an entity controlled by the Company’s Chairman, was terminated. Sales realized by the Company during 2000 and 2001 under a reciprocal marketing agreement were immaterial and management believes the termination of the arrangement with MDM will not have a material adverse effect on the Company.

GATEWAY INDUSTRIES, INC. AND SUBSIDIARY

Note 6.  Net Loss Per Share

                 Net loss per share was calculated using the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share. The effect of common stock equivalents for September 30, 2001 and 2000 of 462,000 and 459,000, respectively has not been considered as such items are antidilutive. Accordingly, basic and diluted income per share are the same for the three and nine months ended September 30, 2001 and 2000.

Note 7.  Recent Accounting Pronouncements

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

                 The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $240,000 and $60,000 will no longer be recognized. By June 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

                 In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS 144”). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

                 The Company believes that Oaktree’s PC Database and Internet business model will generate significant internal growth. Oaktree's products offer enhancements at lower costs in contrast to traditional, mainframe competitors. Additionally, with the release of Oaktree’s Database Fulfillment System, Oaktree expects to capture new customers seeking more efficient marketing and operational fulfillment environments. Oaktree is also planning the release of a Database Subscription System that is expected to permit Oaktree to aggressively pursue the large subscription management market.

                 As of September 30, 2001, Oaktree employed 102 full time and part time employees. None of the employees are subject to any collective bargaining agreements and the Company believes that the relationship with its employees is good.

                 On May 18, 2001, the Company entered into two warrant agreements with Mayo Foundation for Medical Education and Research (“Mayo”). Each of the 150,000 warrants has an exercise price of $1.75 per warrant. The Black-Scholes calculation yields an immaterial current expense charge.

                 Under the first agreement, Mayo may exercise warrants to purchase up to 100,000 shares of common stock of the Company. The warrants may be exercised over four years beginning May 2002 according to a formula based in part on (a) the per share market price of the Company’s stock, (b) Oaktree and Mayo continuing to be parties to a product fulfillment services agreement dated April 2001 and (c) at least 90% of Agreed Fulfillment (as defined in the warrant agreement) being performed by the Company during the preceding year through Oaktree’s fulfillment services provided under the fulfillment services agreement. The second warrant agreement entered into by the Company and Mayo on May 18, 2001 allows exercise of a total of 50,000 warrants in two equal amounts and is subject to attainment of certain revenue goals.

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

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

                 Oaktree's revenues for the quarter ended September 30, 2001 were $1,274,000 compared $936,000 for the quarter ended September 30, 2000, a 36% increase. During the quarter ended June 30, 2001, Oaktree released its new Internet based fulfillment system. During the third quarter of 2001, Oaktree established a product fulfillment center in Elizabeth, New Jersey and a lock box department and a call center located in Calverton, New York. The new services enabled Oaktree to increase revenue with existing customers and allowed an expansion of services to new customers.

                 During the three months ended September 30, 2001, Oaktree had cost of sales of $358,000 and a gross profit of $916,000. During the three month period ended September 30, 2000, Oaktree had cost of sales of $133,000 and a gross profit of $803,000. Increases in costs of sales of $225,000 and payroll of $166,000 during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 principally resulted from the initial start up costs to implement the service expansions described above.

                 The Company's costs and expenses for the three months ended September 30, 2001 aggregated $1,112,000, consisting of payroll expenses of $664,000, professional fees of $37,000, general and administrative expense of $257,000, rental cost of $72,000, and depreciation and amortization of $82,000. The Company's consolidated costs and expenses for the three months ended September 30, 2000 aggregated $935,000, consisting of payroll expenses of $498,000, professional fees of $35,000, general and administrative expense of $225,000, rental cost of $33,000, and depreciation and amortization of $144,000. These costs also increased principally as a result of service expansions.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

                 During the nine months ended September 30, 2001, Oaktree had revenues of $3,535,000, cost of sales of $874,000 and a gross profit of $2,661,000. During the period from March 22, 2000 to September 30, 2000, Oaktree had revenues of $1,899,000, cost of sales of $320,000 and a gross profit of $1,579,000.

                 The Company's consolidated costs and expenses for the nine months ended September 30, 2001 aggregated $3,261,000, consisting of payroll expenses of $1,960,000, professional fees of $151,000, general and administrative expense of $714,000, rental cost of $193,000, and depreciation and amortization of $243,000. The Company’s consolidated costs and expenses for the nine-month period ended September 30, 2000 aggregated $2,114,000, consisting of payroll expenses of $1,032,000, professional fees of $154,000, general and administrative expenses of $643,000, rental costs of $61,000, and depreciation and amortization of $224,000.

                 The income statements in Note 3 show that the net loss for the Company for the nine months ended September 30, 2001 decreased over the pro-forma net loss reported in Note 3 for the same period in 2000. Sales are higher in 2001 versus 2000 by 38% and operating loss decreased by 6% for the first nine months of 2001 over the pro-forma first nine months of 2000. Higher operating expenses of 26% in first nine months of 2001 over the pro-forma first nine months of 2000 are attributable to increased hiring of employees and increased other operating expenses at Oaktree that were incurred as a result of increase in sales. Generally, the Company realized increased sales in 2001 through the introduction of new products and expansion of services to existing customers and the Company incurred new expenses to provide the new products and to a lesser extent, the expanded services to existing customers.

OTHER INCOME

                 For the three months ended September 30, 2001, other income totaled $16,000 of interest income. For the three months ended September 30, 2000, other income consisted of interest income of $42,000. For the nine months ended September 30, 2001, the Company recognized $77,000 of net interest income and $1,000 other income compared with $150,000 interest income and $19,000 other income in the comparable period of 2000. The difference results primarily from less cash equivalents on hand earning interest income since the Company invested cash in the operating business of Oaktree during March 2000. Falling money market interest rates also contributed to the earning of less interest income.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company's cash and cash equivalents totaled $2,072,000 at September 30, 2001. At September 30, 2001, the Company's working capital balance was $2,216,000.

                 The Company is continuing to seek an acquisition or other business combination and there can be no assurance that any such transaction will be completed. Management believes its cash position is sufficient to fund its operations for at least the next 12 months.

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

                 The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $240,000 and $60,000 will no longer be recognized. By June 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

                 In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS 144”). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

/s/ Glen Kassan
Glen Kassan, Chief Financial Officer

Date:  November 19, 2001