Form 10KSB
period 2001-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2002-04-05
CIK 725876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                          Identification No.)

                        150 East 52nd Street, 21st Floor
                            New York, New York 10022
           (Address of principal executive offices including zip code)

                                 (877) 431-2942
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
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

State issuer's revenues for its most recent fiscal year:  $4,898,000

Based upon the closing price of the issuer's  Common Stock on March 8, 2002, the aggregate market value of the 2,517,816  outstanding shares of Common Stock held by non-affiliates of the issuer was $2,467,460.  Solely for the purposes of this calculation,  shares  held by  directors  and  officers  of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

As of March 8, 2002,  4,192,024  shares of the issuer's Common Stock,  $.001 par value (the "Common Stock") were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                     PART I

Item 1.     Description of Business                                        2

Item 2.     Description of Property                                        6

Item 3.     Legal Proceedings                                              6

Item 4.     Submission of Matters to a Vote
            of Security Holders                                            6

                                     PART II

Item 5.     Market for Common Equity and
            Related Stockholder Matters                                    7

Item 6.     Management's Discussion and
            Analysis or Plan of Operation                                  8

Item 7.     Financial Statements                                          12

Item 8.     Changes In and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                                          12

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance With
            Section 16(a) of the Exchange Act                             13

Item 10.    Executive Compensation                                        15

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                                         16

Item 12.    Certain Relationships and Related
            Transactions                                                  17

Item 13.    Exhibits and Reports on Form 8-K                              18

Signatures                                                                19

                                     PART I

ITEM 1.     Description of Business

OVERVIEW

            Gateway  Industries,   Inc.  (the  "Company")  was  incorporated  in
Delaware  in July 1994.  The  Company had no  operating  business  or  full-time employees  from  December  1996  to  March  2000,  when it  acquired  all of the outstanding common stock of Oaktree Systems Inc. ("Oaktree").

OAKTREE SYSTEMS, INC.

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

            Oaktree is a nineteen  year-old  company  specializing  in providing cost  effective  marketing  solutions  to  organizations  needing  sophisticated information  management tools. In the past, these systems were found principally
only  on  mainframe   and   minicomputer   systems.   Oaktree  has  developed  a
sophisticated PC based relational  database that provides unlimited capacity and flexibility  to meet today's  demanding  informational  needs.  Oaktree has also implemented a state-of-the-art Data Center Facility that incorporates the latest
Client/Server based PC architecture.  Oaktree currently manages direct marketing databases  for clients which  contain over 25 million  customers  that include a related 100 million transactions.

            Oaktree  provides a full set of database  marketing  solutions  that cover the full range of customer interaction. These entirely Web based solutions allow our  customers to manage their  marketing  promotions  and the  supporting operational systems from their desktops in a real-time mode. The Internet is the preferred  medium for  providing  information  and reports to our  clients.  All reports,  data  access  and the  status  of  production  jobs are  available  to customers 24 hours a day,  seven days a week simply by accessing  their  desktop browsers. With Oaktree providing a single source solution, all data will reflect a real-time  status,  meaning  that reports  will  reflect  information  that is accurate and up-to-date.  Multiple  levels of security  provide a high degree of data integrity and protection.

            Oaktree's  proprietary,  integrated  database  allows  clients  with
e-commerce,  subscription,  product  fulfillment and  fundraising  businesses to utilize  a  single,  customer  focused  database  to do all of  their  marketing promotions and response  analysis.  Clients can track their businesses on a real time basis and make immediate  decisions to adjust marketing  promotions  and/or production schedules.

            Oaktree's  system  utilizes  the  PC   Client/Server   architecture.
Oaktree's  DB_Cultivator  database  is a  true  SQL  (Standard  Query  Language)
relational system that allows unlimited  transactional data and relationships to be maintained for each customer.  Oaktree integrates all of a client's marketing products into a single database. This solution offers true personalized customer relationship management and sophisticated cross-promotional  opportunities.  The system is designed to allow  unlimited  flexibility  for different types of data and products.

The Oaktree Business Model

            The  following  diagram  depicts  the  business  model that  Oaktree provides for its clients. Oaktree provides an integrated, single source solution that is driven by a centralized database.

Oaktree Systems Client Business Model

Customers
Members, Supporters, Consumers
Orders, Subscriptions & Donations
Mail
Phone
Internet
Database
An Integrated and Consistent Management of Customers
Database Management
Direct Mail Selection
Major Gifts & Plan Giving
Renewal & Billing Selection
Analysis & Reporting
Mail Production
Printing, Personalization & Inserting
Fulfillment
Product & Subscription Fulfillment
List Management
Demographics
Rental Lists
Data Capture
Data Entry & Order Processing

Oaktree's single source solution provides the following services to its clients:

    o Web-based Database Management          o Fundraising Campaign Management
    o  Integrated Product Fulfillment        o Physical Product Fulfillment
    o  Integrated List Rental Fulfillment    o Mail Preparation Services
    o  Integrated Subscription Management    o Web-site Design &  Hosting
    o  Integrated E-Commerce Functions

Oaktree's Marketing Strategy
----------------------------

Oaktree has focused its marketing  initiatives toward the following products and services:
            o Direct Marketing Database Management
            o Related Product Fulfillment Processing & Management
            o Related E-Commerce Development and Management

            o Related Subscription Processing & Management

            Oaktree's  clients  are  comprised  mostly  of  organizations   with
multi-faceted  marketing  initiatives  that have been  frustrated  by antiquated marketing and operational  database  systems.  These clients need to communicate with their  customers at a personal level with a complete  understanding  of the current  relationships  and their  current  interests.  Oaktree's  single source solution fills this need in a large and growing marketplace.

            Management  believes that the competitive  marketplace  continues to favor Oaktree's PC Database and Internet  business model.  Oaktree believes that customers will aggressively pursue solutions that improve operating efficiencies and improve income potential.  Oaktree's  products offer  opportunities that are not offered by traditional, mainframe competitors and at a lower price.

Oaktree's Business Model & Growth Strategy
------------------------------------------

            In developing a single source  solution,  Oaktree  believes that all customer data must be centralized and integrated into a single database. Oaktree should  not focus  significant  resources  or  capital  to build  the  ancillary functions  needed to complete the marketing  cycle.  These  ancillary  functions include  printing and letter shop,  large volume  remittance  processing,  large volume call center management and large product fulfillment warehousing. Oaktree currently  utilizes  and will  continue  to utilize  subcontracting  vendors who specialize  in these  functions.  However,  they must be  committed to Oaktree's
Web-based,   real-time   reporting   requirements  and  must  utilize  Oaktree's
technology within their organization wherever necessary.  It is Oaktree's belief that this  business  model will offer its clients the highest  level of service, technological excellence and cost effectiveness.

            The business  model should allow Oaktree to grow rapidly and to ramp up its  business  without the need for large  capital  investments  in ancillary facilities.  It should also allow Oaktree to implement opportunities quickly and focus its  resources  on systems  development  and customer  services  that have always been its core strengths.

Oaktree's Experience
--------------------

            Oaktree's many years of providing direct marketing solutions include
Database Management expertise, Vendor Management,  Campaign Management, Creative
Services,  Multi-layered Analysis, Internet E-commerce and Multi-source Donation
Processing. All of these combined skills offer Oaktree's clients the opportunity for full account management to manage an ongoing  sophisticated direct marketing program. Examples of Oaktree's work for clients include:

o     Large Health Publishing Client - For the last 5 years, Oaktree has managed for a  large  healthcare  publishing  client  a  fully  integrated  direct marketing database  containing over 5 million  customers,  subscribers and supporters.  Over this period,  the data managed  regarding  each customer includes financials, subscriptions, product purchases, interests, surveys, overlay  data and a complete  history  of all  mailings  sent.  It is also integrated  with an  E-Commerce  solution  marketing  the  same  products.
      Oaktree also manages an acquisition  programming mailing 25 million pieces each year. Oaktree works as a true partner in the development of marketing strategies that utilize  sophisticated  reporting  systems.  Each of their marketing  efforts has shown  considerable  growth  through  the  numerous marketing  initiatives  developed and managed by Oaktree. As a result, the database has grown over 300% since 1996.

o     Large Fundraising  Client - Oaktree was selected as the computer vendor to implement a National  Information  Management System for this client's ten million record customer database.  The client has been an Oaktree customer since  1982.  Oaktree  manages  all  aspects of the  client's  direct mail program including strategic planning, creative, vendor selection, database management and campaign management.

            Competition

            Oaktree competes in a highly fragmented  industry with many national and local  competitors.  Competition comes from many sources including  database development  companies,  service  bureaus,  and mail  houses.  Many of Oaktree's competitors possess  substantially greater financial,  technical,  marketing and other resources than does Oaktree.

            Employees

            As of  February  28,  2002,  Oaktree  employed 67  full-time  and 42 part-time  employees.  None  of the  employees  are  subject  to any  collective bargaining  agreements  and  management  believes  that  its  relationship  with
Oaktree's employees is good. The Company has no other employees.

FORMER INVESTMENTS

            Marsel Mirror and Glass Products, Inc.

            In November 1995, Glass Acquisition Corp., a wholly owned subsidiary of the Company,  acquired substantially all of the assets and business of Marsel
Mirror & Glass Products,  Inc. ("Old Marsel") and a related real estate interest from which Old Marsel conducted its business in Brooklyn,  New York.  Subsequent to the closing,  Glass  Acquisition  Corp.  changed its name to Marsel  Mirror &
Glass Products, Inc. ("Marsel".)

            In December 1996, the Company sold all outstanding  shares of Marsel to a third  party for $1.00 per share,  pursuant to a Stock  Purchase  Agreement
(the  "Agreement".)  Under the Agreement,  the Company had the right to purchase
50% of the outstanding shares of Marsel for $2.00 per share until December 1999.
Pursuant to the  Agreement,  the  Company  paid  $75,000 to Marsel's  lender and issued  approximately  $300,000 of guarantees to vendors of Marsel, all of which were fully  satisfied by December  1998.  In addition,  the  Agreement  contains provisions relating to the allocation between the Company and the third party of the  proceeds  from the sale or  liquidation  of Marsel or the sale of equity in
Marsel by the third party, if either occurs.  Since the Company had a contingent
50%  interest  in  Marsel,  the above  transaction  was not  accounted  for as a discontinued operation.

            In December 1996,  Marsel filed for  bankruptcy  under Chapter 11 of the Bankruptcy Code. During 1999, the Company received $100,000, in complete and court-approved  settlement of all amounts due from Marsel.  The Company expended
$79,000 in 1999 in professional fees to secure this settlement. During 1999, the
Company also  exercised  its option to acquire 50% of the  outstanding  stock of
Marsel.  Marsel  emerged from  Bankruptcy on November 30, 2001 and completed its refinancing and the Company did not retain any interest in Marsel as a result of that Bankruptcy. The Company's investment in Marsel is now valueless.

ITEM 2.     Description of Property.

            The Company leased  approximately  2,500 square feet of office space at 150 East 52nd Street,  New York,  New York 10022.  The lease expired on March
30,  2001.  During 2000 and 2001 the rent on the office  space was paid by Steel
Partners Services, Ltd. ("SPS"), an entity controlled by the Company's Chairman.
The Company had the  non-exclusive  right to use the office space along with SPS and several other entities. The Company's share of the rent was (and will be for
2002)  included in the  management fee paid by the Company to SPS. See "Item 12,
Certain Relationships and Related Transactions."

            Oaktree leases the following property:

            Approximately  11,400  square  feet of office  space at 4462  Middle
Country  Road,  Calverton,  New York 11933.  The lease  expires on September 30,
2005.  Oaktree's  senior  managers sold their interest in the rental property on
October 26, 2001.

            Approximately  1,600 square feet of office space at 1821  University
Avenue West, St. Paul, Minnesota 55104. The lease expires February 28, 2003.

            Approximately  16,000 square feet of  warehouse/office  space at 657
Dowd Avenue,  Elizabeth,  New Jersey 07206. This is currently a month- to- month arrangement with a formal lease expected to be executed in 2002.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON STOCK

            The Common  Stock of the Company has been listed on the OTC Bulletin
Board since  November 17,  1994.  The Common  Stock  currently  trades under the symbol "GWAY." The following table sets forth the high and low bid prices of the
Common  Stock during the periods  indicated.  Such prices  reflect  inter-dealer prices, without retail mark-up,  markdown or commissions and may not necessarily represent actual transactions.

                  2000
                  ----
                  FIRST QUARTER                4.0625          1.8750
                  SECOND QUARTER               3.0725          1.7500
                  THIRD QUARTER                2.1875          1.5000
                  FOURTH QUARTER               1.5156           .8750

                  2001
                  ----
                  FIRST QUARTER                1.06             .94
                  SECOND QUARTER               1.00             .97
                  THIRD QUARTER                1.20             .98
                  FOURTH QUARTER                .98             .98

            At March 6, 2002,  there  were  approximately  1,353  holders of the
Company's Common Stock.

DIVIDENDS

            The  Company  has not paid any cash  dividends  on its Common  Stock during  the last two  fiscal  years  and  does  not  anticipate  doing so in the foreseeable future.

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

OVERVIEW

            On March 21, 2000, the Company acquired Oaktree,  the Company's only operating  subsidiary.  The purchase price of Oaktree consisted of $2 million in cash, the issuance of 600,000  restricted shares of Common Stock of the Company, the  assumption  of  approximately  $650,000 of debt which was repaid in full at closing and certain fees and expenses.  All  referenced  2000 financial data for
Oaktree  are for the stub  period of March 21, 2000  through  December  31, 2000
("2000 stub period").

MANAGEMENT'S DISCUSSION AND ANALYSIS

            Oaktree's  had revenues for its full fiscal year 2001 of  $4,898,000 as compared to the 2000 stub period of $2,782,000. Therefore, revenues increased
76%, or $2,116,000 in 2001 from the 2000 stub period.  $370,000 of this increase was due to additional  customer  postage with most of the other  increase  being generated by the introduction of Oaktree's new Product  fulfillment,  Processing
and  Management   capabilities,   as  well  as  additional  Database  management
contracts.

            Management  believes  that modest or  constrained  overall  economic growth should  provide  additional  opportunities  to Oaktree as customers  seek improved operating  efficiencies and income potential.  Oaktree's products offer both opportunities at lower costs than traditional, mainframe competitors.

            Currently,  five  customers  make  up  68%  of  Oaktree's  revenues.
Oaktree's  largest   customers  have  familiarized   themselves  with  Oaktree's
expanding  product  lines and have  continued to enhance and expand the services
Oaktree can provide for them.  Oaktree's client profiles are organizations  with multi-faceted  marketing  initiatives  that have been  frustrated  by antiquated marketing and operational database systems.  They need to communicate with their customers  at a  personal  level with a complete  understanding  of the  current relationships  and their current  interests.  Oaktree's  single source  solution fills this need in a large and growing marketplace.

            Oaktree  has  focused  its  marketing   initiatives   toward  direct
marketing  database  management,  related  product  fulfillment  processing  and
management,   e-commerce   development  and  management  and  the   subscription
processing and management.

            Fulfillment,  materials and postage costs were $1,266,000 in 2001 or a 178%  increase as compared to $456,000 in the 2000 stub  period.  Most of this increase was due to Oaktree's increased infrastructure in generating the new web based product  fulfillment  processing  and  management  system (this includes a fulfillment facility,  call center operation and lockbox capabilities.) Over the last two years Oaktree has made investments in migrating to the SQL platform and to utilizing the internet for client access and reporting.

            Personnel  costs  were  $2,638,000  in  2001  or a 55%  increase  as compared to $1,707,000 in the 2000 stub period. Most of this increase was due to the  development  of  Oaktree's  internal  sales and  marketing  department  and expanding the accounting and finance and customer service departments.

            General and  administrative  costs were  $1,814,000 in 2001 or a 25%
increase  as  compared  to  $1,454,000  in the 2000  stub  period.  Most of this increase was due to the increased occupancy and infrastructure  costs associated with the fulfillment  facility,  call center  operation and lockbox  department.
Oaktree  also had an increase in  depreciation  and  amortization  due to the 12 month calculation in 2001 vs. the 2000 stub period.

            Oaktree has made a commitment  to invest in its future by constantly improving not only its  customers'  solutions but also its internal  operations.
Oaktree  believes that the expansion of its sales and marketing,  accounting and finance and customer  service  departments  will give it the tools  necessary to increase market share, profitability and return on invested capital.

            Net loss was $731,000 for 2001 as compared to a net loss of $623,000 in the 2000 stub  period,  an increase of 17%.  Although  revenue  increased  by
$2,116,000   or  76%  in  2001,   costs   increased  due  to  the  expansion  of
infrastructure as described above.

            Oaktree  provides a full set of database  marketing  solutions  that cover the full range of customer interaction. These entirely web based solutions allow Oaktree customers to manage their marketing  promotions and the supporting operational systems from their desktops in a real-time mode. The Internet is the preferred  medium for  providing  information  and reports to its  clients.  All reports,  data access and the status of production jobs are available 24 hours a day, seven days a week simply by accessing their desktop browsers.  With Oaktree providing a single source  solution,  all data will reflect a real-time  status, meaning that reports will reflect  information  that is accurate and up-to-date.
Multiple  levels of security  provide the highest  degree of data  integrity and protection.

            Management  believes  that the  competitive  landscape  continues to favor  Oaktree's  PC Database  and  Internet  business  model.  Management  also
believes  that   customers  will  pursue   solutions   that  improve   operating
efficiencies  and  improve  income  potential.  Oaktree's  products  offer  both opportunities and at lower costs than traditional, mainframe competitors.

Income and Expenses Not Associated with Oaktree

            The  Company  recognized  $89,000  of other  income in 2001 or a 58%
decrease  compared  to  $212,000  in the 2000  stub  period.  Other  Income  was primarily  interest earned on available cash and cash equivalents.  The decrease in  interest  income in 2001  over the 2000 stub  period  was due  primarily  to decreasing  money market  rates earned on cash held by the Company.  General and administrative  expenses  and  professional  fees not  associated  with  Oaktree totaled  $360,000  and  $158,000  respectively  in 2001  compared to $327,00 and
$225,000,  respectively,  in the 2000 stub  period.  The increase in general and administrative  expenses is due to timing  differences in one vendor's  billing.
The decrease in  professional  fees  reflects  the end of the Marsel  bankruptcy issues.

Liquidity and Capital Resources

            The  Company's  cash  and cash  equivalents  totaled  $2,042,000  at
December 31, 2001,  compared with  $2,604,000 at December 31, 2000. The decrease in cash resulted  principally from Oaktree's  increased  operating  expenses and working capital requirements during 2001. The Company remains in a highly liquid
position  and  believes  that  the  resources   available  from  cash  and  cash
equivalents are sufficient to meet the foreseeable requirements of its business.

Critical Accounting Policies

            Consolidation

            The  consolidated  financial  statements  include  the  accounts  of
Gateway  Industries,  Inc. and the operating  company,  Oaktree Systems Inc. All significant  intercompany account balances and transactions have been eliminated in consolidation.

            Revenue Recognition

            Revenues are  recognized  upon  delivery of  services.  The revenues earned are based upon a fixed fee for the management of the customer's database.
In addition,  the Company performs other fulfillment services for its customers.
These additional service revenues are transactional  based, or earned based upon the volume of transactions  performed by the Company at rates specified in their contracts.  Some customers have fixed fee revenues, which are invoiced quarterly and  classified as deferred  revenue on the balance  sheet.  These  revenues are recorded  as earned  in  one-third  increments  over the  period  to which  they pertain.

Goodwill Impairment.

Our  long-lived  assets  include  goodwill of  approximately  $2.8 million as of
December 31, 2001. During 2001, we evaluated the  recoverability of our goodwill in accordance  with Statement of Financial  Accounting  Standards No. 121 ("SFAS
121"),  "Accounting  for the Impairment of Long-Lived  Assets and for Long-Lived
Assets to be Disposed  Of," which  generally  required us to assess these assets for recoverability when events or circumstances  indicate a potential impairment by estimating the undiscounted  cash flows to be generated from the use of these assets.  No impairment  losses were recorded related to goodwill during 2001. We are adopting SFAS 142 effective  January 1, 2002. We do not expect that goodwill will be impaired upon the adoption of SFAS 142 in connection with the transition impairment  tests,  which are  required to be  completed  no later than June 30,
2002.  We  have  not  yet   determined   the  effects  of  this  new  accounting
pronouncement on the financial  statements of the Company but expect to complete that measurement by March 31, 2002. Any impairment losses recorded in the future could have a material adverse impact on our financial  conditions and results of operations.

            Income Tax

            As of  December  31,  2001,  the  Company  had  net  operating  loss carryforwards available to reduce future federal and state taxable income. These net operating loss carryforwards are carried on the Company's balance sheet as a deferred  tax  asset,  but due to the  uncertainty  surrounding  the  timing  of realizing  the benefits of its deferred tax assets from its net  operating  loss carryforwards  in future  years,  the  Company  has  recorded  a 100%  valuation allowance  against its  deferred  tax  assets.  Financial  Accounting  Statement
Standard  No. 109,  "Accounting  for Income  Taxes" (SFAS 109)  requires  that a valuation  allowance be setup to reduce a deferred tax asset to the extent it is more  likely than not that the related tax  benefits  will not be  realized.  In order for a company to realize the tax benefits  associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods.

New Accounting Pronouncements

            On July 20, 2001, the Financial  Accounting  Standards  Board (FASB)
issued Statement of Accounting Standards (SFAS) 141, Business Combinations,  and
SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations  completed  after June 30, 2001.  SFAS 142 is effective  for fiscal years beginning  after December 15, 2001;  however,  certain  provisions of this
Statement apply to goodwill and other intangible assets acquired between July 1,
2001 and the effective  date of SFAS 142. Major  provisions of these  statements and their effective dates for the Company are as follows:

            o     All business combinations  initiated after June 30, 2001 must use the  purchase  method of  accounting.  The  pooling of  interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
            o      Intangible assets acquired in a business  combination must be recorded  separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can
            be  sold,  transferred,   licensed,  rented  or  exchanged,   either
            individually or as part of a related contract, asset or liability.
            o      Goodwill, as well as intangible assets with indefinite lives, acquired  after  June 30,  2001,  will not be  amortized.  Effective
            January 1, 2002, all previously  recognized  goodwill and intangible
            assets  with   indefinite   lives  will  no  longer  be  subject  to
            amortization.
            o      Effective  January 1, 2002,  goodwill and  intangible  assets with  indefinite  lives will be tested for  impairment  annually and whenever there is an impairment indicator.

            o      All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

            The Company will continue to amortize goodwill and intangible assets recognized  prior to July 1, 2001,  under its current  method  until  January 1,
2002, at which time annual and quarterly goodwill  amortization of approximately
$280,000 and $70,000 will no longer be recognized. The assignment of goodwill to reporting units, along with competition of the transitional  goodwill impairment tests,  must be  completed  during the first six months of 2002.  The Company is currently evaluating the impact of this statement.

            In August  2001,  the FASB issued SFAS No. 144,  Accounting  for the
Impairment or Disposal of Long Lived Assets,  ("SFAS  144").  This  statement is effective  for  the  fiscal  years  beginning  after  December  15,  2001.  This supercedes SFAS 121,  Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of, while retaining many of the requirements of such  statement.  The Company is currently  evaluating the impact if any on SFAS
144. The Company is currently evaluating the impact of this statement.

Certain Considerations - Dependence on Significant Customers

      For the fiscal year ended December 31, 2001, five (5) customers  accounted for an  aggregate  of 68% of the  Company's  revenues.  The  termination  of the
Company's  relationship  with any of its  significant  customers  or a  material reduction in the use of the Company's services by any such customer could have a material adverse effect on the financial  condition and results of operations of the Company.

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

            None.

                                    PART III

ITEM 9.     Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance With Section 16(a) of the Exchange Act.

            The  following  sets  forth the  name,  address,  present  principal
occupation,   employment  and  material  occupations,   positions,  offices  and
employment  for the  past  five  years  and  ages as of  March  4,  2002 for the executive  officers  and  directors  of the  Company.  Members  of the  Board of
Directors shall be elected at the next annual meeting of stockholders  and until their respective successors shall have been duly elected and qualified.

NAME                                        AGE                   POSITION

Warren G. Lichtenstein                      36                    Director
150 East 52nd Street                                        Chairman of the Board
New York, NY  10022                                        Chief Executive Officer

Jack L. Howard                              40                    Director
2927 Montecito Avenue                                          Vice President
Santa Rosa, CA  95404

Ronald W. Hayes                             64                    Director
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398

Gary W. Ullman                              60                    Director
420 Woodland Acres Crescent
Maple, Ontario Canada

James Henderson                             44                    President
203 E. Jefferson Street
Falls Church, VA 22046

Glen M. Kassan                              58                 Vice President
8 Barkley Court                                            Chief Financial Officer
East Brunswick, NJ 08816                                          Secretary

            Warren G.  Lichtenstein has served as a director and Chief Executive
Officer of the Company  since 1994 and as Chairman of the Board since 1995.  Mr.
Lichtenstein has served as the Chairman of the Board, Secretary and the Managing
Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P.
("Steel"),  since January 1, 1996. Prior to such time, Mr.  Lichtenstein was the
Chairman  and Director of Steel  Partners,  Ltd.,  the general  partner of Steel
Partners  Associates,  L.P.,  which was the general partner of Steel,  from 1993 until  prior to January  1,  1996.  Mr.  Lichtenstein  was the  acquisition/risk arbitrage analyst at Ballantrae Partners, L.P., a private investment partnership
formed  to  invest  in  risk  arbitrage,   special  situations  and  undervalued
companies,  from 1988 to 1990. He has been Chairman of the Board,  President and
Chief Executive Officer of WebFinancial Corporation ("WebFinancial"), a consumer and commercial  lender since December  1997.  Mr.  Lichtenstein  has served as a director of SL Industries,  Inc.  ("SL"), a designer and producer of proprietary advanced systems and equipment for the power and data quality industry from 1993 to 1997 and since January 2002. He has served as Chairman of the Board and Chief
Executive  Officer of SL since  February 2002. He has also served as Chairman of the Board of Caribbean Fertilizer Group Ltd. ("Caribbean Fertilizer"), a private company  engaged in the production of  agricultural  products in Puerto Rico and
Jamaica,  since June 2000.  Mr.  Lichtenstein  has served as a Director  and the
President  and  Chief  Executive  Officer  of  CPX  Corp.,  a  company  with  no significant  operating  business,  since  June  1999  and as its  Secretary  and
Treasurer since May 2001. See "Certain  Relationships and Related  Transactions"
for  information  concerning  the  Company's  relationship  with CPX  Corp.  Mr.
Lichtenstein is also a director of the following  publicly held  companies:  TAB
Products Co., a document management company;  Tandycrafts, Inc. ("Tandycrafts"), a  manufacturer  of picture  frames and framed  art;  Puroflow  Incorporated,  a designer and manufacturer of precision  filtration  devices;  ECC  International
Corp. ("ECC"), a manufacturer and marketer of computer-controlled simulators for training  personnel to perform  maintenance and operator  procedures on military weapons;  United  Industrial  Corporation,  a designer  and producer of defense, training,  transportation  and  energy  systems;  and US  Diagnostic  Inc.  ("US
Diagnostic"),  an operator of outpatient  medical diagnostic imaging and related facilities

            Jack L. Howard  served as President of the Company  since  September
1994 until  December  2001 when he became Vice  President and as director of the
Company  since May 1994.  Since prior to 1996 he has been a principal  of Mutual
Securities, Inc., a registered broker-dealer. Mr. Howard serves on the Boards of
Directors  of  WebFinancial  ;  Pubco  Corporation,   a  printing  supplies  and
construction  equipment  manufacturer  and  distributor;  Castelle,  a maker and marketer of application server appliances; and US Diagnostic.

            Ronald W. Hayes has served as a director  of the  Company  since May
1993. Mr. Hayes is the owner of Lincoln  Consultors  &  Investors,  Inc., an investing and consulting firm.

            Gary W. Ullman has served as a director of the Company since October
2000.  Mr.  Ullman has been  President and Chief  Executive  Officer of Unitron,
Inc., a designer,  manufacturer  and  distributor  of hearing aids since January
1998. From June 1996 to January 1998, Mr. Ullman was Chief Executive  Officer of
Fluid Packaging, a contract manufacturer of pharmaceuticals and beauty products.
Prior to 1996, Mr. Ullman served for 26 years as Chief Executive  Officer of CCL
Industries, Inc., a manufacturer of consumer products, containers, and labels.

            James R. Henderson became President of the Company in December 2001.
Mr.  Henderson has served as Vice  President of Steel  Partners  Services,  Ltd.
("SPS"), a management and advisory company,  since August 1999. SPS has provided management  services to Steel and other  affiliates of Steel.  From 1996 to July
1999, Mr. Henderson was employed in various positions with Aydin Corporation,  a defense-electronics  manufacturer,  which included tenure as president and Chief
Operating  Officer from October 1998 to June 1999.  Prior to his employment with
Aydin  Corporation,  Mr.  Henderson  was  employed as an  executive  with UNISYS
Corporation,  an e-business  solutions provider.  Mr. Henderson is a director of
ECC. During January 2002, Mr. Henderson served as a director of SL.

            Glen M. Kassan has served as Vice President, Chief Financial Officer and  Secretary  of the  Company  since  June  2000.  He has also  served as Vice
President,  Chief Financial Officer and Secretary of WebFinancial.  He served as
Executive  Vice  President of SPS,  since June 2001,  and Vice  President  since
October 1999. SPS provides  management services to Steel and other affiliates of
Steel.  Mr.  Kassan has served as Vice  Chairman  of the Board of  Directors  of
Caribbean  Fertilizer  since  June  2000.  He served as a  director  of SL since
January 2002 and as its President  since February  2002.  From 1997 to 1998, Mr.
Kassan was  chairman  and Chief  Executive  Officer of Long Term Care  Services,
Inc., a privately owned healthcare services company which he co-founded prior to
1995 and initially  served as Vice  Chairman and Chief  Financial  Officer.  Mr.
Kassan serves on the Board of Directors of Tandycrafts; Puroflow Incorporated, a
designer and manufacturer of precision  filtration  devices;  and as Chairman of the Board of US Diagnostic since January 2002.

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
Officers,  directors  and  greater-than  10%  shareholders  are  required by SEC regulation  to furnish the Company  with copies of all Section  16(a) forms they file.  The Company  believes  that all such reports  required to be filed during fiscal 2001 were filed on a timely  basis.  However,  Gary Ullman  inadvertently reported late on a Form 5.

ITEM 10.    Executive Compensation

            The  following   table  sets  forth   information   concerning   the
compensation  paid by the  Company  to the Chief  Executive  Officer  during the fiscal years ended December 31, 2001, 2000, and 1999. No other executive officer received annual  compensation in excess of $100,000 during the fiscal year ended
December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                   Long Term
                                                                                              Compensation
                                                                                                 Awards
Name and Principal Position                                Salary         Bonus($)
---------------------------                 Fiscal         ------        --------           Securities
                                             Year              Compensation             Underlying Options
                                            ------             ------------             ------------------

Warren  G. Lichtenstein                      2001            --            --                50,000
Chairman                                     2000            --            --                  --
and Principal Executive Officer              1999            --            --                50,000

The  following  sets  forth  information  relating  to an  option  grant  to Mr.
Lichtenstein during the fiscal year ended December 31, 2001.

                                            Percent of
                       Number of           Total Options
                       Securities           Granted to
                       Underlying          Employees in         Exercise
Name                    Options              Fiscal Year          Price        Expiration
----                    -------              -----------          -----        ----------

Warren Lichtenstein      50,000                20.6                $.98          12/19/06

Option Grants in Last Fiscal Year

            Mr.  Lichtenstein  did not  exercise  any options as of December 31,
2001. The following table sets forth certain information  regarding  unexercised stock options held by Mr. Lichtenstein as of December 31, 2001.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

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
                                      Shares                             Unexercised Options at                  Options at
                                     Acquired             Value                FY-End (#)                      FY-End ($) (1)
                                        On              Realized
Name                               Exercise (#)            ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------

Warren  G. Lichtenstein                  0                  0               50,000/50,000                         0/0
Chairman

-----------
     (1) Based on the market value,  as reported on the OTC Bulletin  Board,  of
     $.98 per share of Common Stock at December 31, 2001 and a weighted  average exercise price of $2.86 per share.

Director Compensation

            Directors  who are not  employees  or  officers  of the  Company are granted options to purchase 2,000 shares upon  appointment to the Company's
     Board,  and  options to  purchase  2,000  shares on the day of each  annual meeting of  shareholders in which such director is elected or re-elected to office.

ITEM 11     Security Ownership of Certain Beneficial Owners and Management

            The  following  table  sets  forth  information  as of March 8, 2002 regarding the beneficial ownership of the Common Stock by each person known by the Company to own  beneficially  more than 5% of the Common  Stock,  by each director and executive officer, individually, and by all directors and executive officers as a group.

     Name and Address                                   Amount and Nature of         Percent
     of Beneficial Owner                                Beneficial Ownership        of Class
     -------------------                                --------------------        --------

     Steel Partners II, L.P.
     150 East 52nd Street
     New York, NY  10022                                      1,674,208                 39.94%

     Warren G. Lichtenstein
     150 East 52nd Street
     New York, NY  10022                                      1,765,760   (1)           41.63%

     Ronald W. Hayes
     810 Saturn Street
     Suite 16-432
     Jupiter, FL  33477-4398                                    102,840   (2)            2.42%

     Jack L. Howard
     2927 Montecito Avenue
     Santa Rosa, CA  95404                                      162,720   (3)            3.78%

     Gary W. Ullman
     420 Woodland Acres Crescent
     Maple, Ontario Canada                                        2,000   (4)            *

     George Soros
     888 Seventh Avenue
     New York, NY 10022                                         827,716   (6)           19.75%

     All directors and executive officers as a
       group (four persons)(5)                                2,033,320                 46.15%
     *Less than 1%

            (1) Consists of: (i) 1,674,208 shares of Common Stock owned by Steel
            Partners II, L.P, (ii) 41,552 shares of Common stock owned  directly by Mr.  Lichtenstein,  and  (iii)  50,000  shares  of  Common  Stock issuable  upon the  exercise  of options  within 60 days of March 8,
            2002. Mr.  Lichtenstein  is the sole managing  member of the general partner  of Steel  Partners  II,  L.P.  Mr.  Lichtenstein  disclaims beneficial  ownership  of the shares of Common  Stock owned by Steel
            Partners  II, L.P.  except to the extent of his  pecuniary  interest therein.
            (2) Consists of (i) 48,340  shares  owned  directly by Mr. Hayes and
            (ii) 54,500  shares of Common  Stock  issuable  upon the exercise of options within 60 days of March 8, 2002.
            (3) Consists of (i) 55,220 shares owned directly by Mr. Howard, (ii)
            5,800  shares owned by JL Howard,  Inc.,  a California  Corporation, controlled by Mr.  Howard,  and (iii) 107,500 shares of Common Stock issuable  upon the  exercise  of options  within 60 days of March 8,
            2002.
            (4)  Consists  of 2,000  shares of Common  Stock  issuable  upon the exercise of options within 60 days of March 8, 2002.
            (5) Consists of (i) 1,819,320  shares (ii) 214,000  shares of Common
            Stock  issuable upon the exercise of options within 60 days of March
            8, 2002
            (6) As reported in the shareholder's most recent Schedule 13D.

ITEM 12.    Certain Relationships and Related Transactions

            Pursuant to the Management  Agreement  approved by a majority of the
Company's  disinterested  directors,   Steel  Partners  Services,  Ltd.  ("SPS")
provides the Company with office space and certain  management,  consulting  and advisory  services.  The  Management  Agreement is  automatically  renewed on an annual basis until  terminated by either party,  at any time and for any reason, upon at least 60 days written  notice.  The  Management  Agreement also provides that the Company  shall  indemnify,  save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the  Management  Agreement,  except to the extent  occasioned  by gross negligence or willful misconduct of SPS's officers,  directors or employees.  In consideration  of the services  rendered by SPS, the Company pays to SPS a fixed monthly fee, which is adjustable annually upon agreement of the Company and SPS.
During the fiscal years ended  December 31, 2001 and 2000,  SPS received fees of
$280,000 and $280,000, respectively, from the Company. The Company believes that the cost of obtaining the type and quality of services rendered by SPS under the
Management  Agreement  is no less  favorable  than the cost at which the Company could  obtain from  unaffiliated  entities.  SPS is owned by an entity  which is controlled by Warren Lictenstein,  the Company's Chairman of the Board and Chief
Executive  Officer.  As of March 26, 2002,  the Management  Agreement  described above was assigned by SPS to CPX Corp. and the employees of SPS became employees of the Steel Partners Services Division of CPX Corp.  Warren  Lichtenstein,  the
Company's Chairman of the Board and Chief Executive Officer,  owns approximately
19% of the CPX Corp.  and is the  President and Chief  Executive  Officer of CPX
Corp.  Steel  Partners  II,  L.P.  owns  approximately  16%  of  CPX  Corp.  Mr.
Lichtenstein  is the  sole  managing  member  of the  general  partner  of Steel
Partners II, L.P. Mr. Lichtenstein  disclaims beneficial ownership of the shares of Common Stock of CPX Corp.  owned by Steel  Partners  II, L.P.  (except to the extent of his pecuniary  interest in such shares of Common Stock,  which is less than the 16%).

            Until July 26,  2001,  the  products  and  services of Oaktree  were marketed,  in part, by MDM Technologies ("MDM"), an entity which was principally controlled by the Company's Chief Executive Officer and Chairman,  pursuant to a reciprocal  agency  agreement,  dated  March 21,  2000.  During  the year  ended
December  31,  2000,  the  Company  had  sales to MDM of  $30,000  and  accounts receivable  from  MDM of  $28,000.  During  the same  period,  the  Company  had purchases from MDM of $54,000 and accounts payable to MDM of $1,500.  During the year ended  December  31,  2001,  the  Company  had sales to MDM of $86,235  and accounts receivable from MDM of $86,235.  During 2001 the Company has phased out the joint marketing with MDM and developed internal marketing strategies.

ITEM 13.    Exhibits, Lists and Reports on Form 8-K

(a)         Exhibits

            See exhibits index immediately following the signature page.

(b)         Reports on Form 8-K:

            None

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GATEWAY INDUSTRIES, INC.

                                                 Date: March 29, 2002

                                                 By /s/ James R. Henderson
                                                   -------------------------
                                                   James R. Henderson,
                                                   President

                                Power of Attorney

            Gateway  Industries,  Inc.  and each of the  undersigned  do  hereby appoint James R. Henderson and Glen M. Kassan,  and each of them singly,  its or his true and lawful  attorney to execute on behalf of Gateway  Industries,  Inc.
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

            /s/ Warren G. Lichtenstein
            ------------------------------      Date: March 29, 2002
            Warren G. Lichtenstein,
            Director

            /s/ James R. Henderson
            ------------------------------      Date: March 29, 2002
            James R. Henderson,
            President

            /s/  Jack L. Howard
            ------------------------------      Date: March 29, 2002
            Jack L. Howard,
            Vice President
            Director

            /s/  Glen M. Kassan
            ------------------------------      Date: March 29, 2002
            Glen M. Kassan,
            Chief Financial Officer

            /s/  Ronald W. Hayes
            ------------------------------      Date: March 29, 2002
            Ronald W. Hayes,
            Director

            /s/ Gary W. Ullman
            ------------------------------      Date: March 29, 2002
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

*21.1       Subsidiaries of Registrant.

------------
*Filed Herein.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                         Page
                                                                         ----

Reports of Independent Certified Public Accountants                        F-2

Financial Statements

      Balance Sheets as of December 31, 2001                               F-3

      Statements of Operations for the Years Ended
           December 31, 2001 and 2000                                      F-4

      Statement of Shareholders' Equity for the Years Ended
           December 31, 2001 and 2000                                      F-5

      Statements of Cash Flows for the Years Ended
           December 31, 2001 and 2000                                      F-6

      Notes to Financial Statements                                  F-7 - F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
     Gateway Industries, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Gateway
Industries, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations,  shareholders' equity, and cash flows for each of the years then ended. These financial  statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of Gateway Industries,
Inc.  and  Subsidiary  at  December  31,  2001 and 2000 and the  results  of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of
America.

/s/ Grant Thornton LLP
------------------------------------------
Grant Thornton LLP

New York, New York
March 8, 2002 (Except for Note G, as to
which the date is March 26, 2002)

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                  December 31,

                         ASSETS                                            2001            2000

     Cash and cash equivalents                                        $  2,042,000    $  2,604,000
     Accounts receivable, net of allowance for doubtful accounts of $0 and $10,000 at December 31, 2001 and 2000,
         respectively                                                      863,000         497,000
     Prepaid expenses                                                       64,000          43,000
     Other current assets                                                   41,000          13,000
                                                                      ------------    ------------

            Total current assets                                         3,010,000       3,157,000

     Security deposits and other                                            19,000          42,000
     Fixed assets, net                                                     407,000         382,000
     Intangible assets, net of accumulated amortization of $497,000
     and $217,000 at December 31, 2001 and 2000, respectively            2,991,000       3,267,000
                                                                      ------------    ------------

            Total assets                                              $  6,427,000    $  6,848,000
                                                                      ============    ============

Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                            $    570,000    $    162,000
     Deferred income                                                       270,000         253,000
     Customer deposits                                                      70,000         202,000
     Current portion, capital lease                                         11,000           7,000
                                                                      ------------    ------------

            Total current liabilities                                      921,000         624,000

     Capital lease obligation                                               13,000            --
                                                                      ------------    ------------

            Total liabilities                                              934,000         624,000

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                         --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,024 shares issued and outstanding
         at December 31, 2001 and 2000, respectively                         4,000           4,000
     Capital in excess of par value                                     11,046,000      11,046,000
     Accumulated deficit                                                (5,511,000)     (4,780,000)
     Treasury stock, 11,513 shares of common stock, at cost                (46,000)        (46,000)
                                                                      ------------    ------------

            Total shareholders' equity                                   5,493,000       6,224,000
                                                                      ------------    ------------

            Total liabilities and shareholders' equity                $  6,427,000    $  6,848,000
                                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS

                                                             Year ended
                                                            December 31,
                                                                2001
                                                                ----

Revenues                                             $ 4,898,000    $ 2,782,000

Costs and expenses
      Fulfillment, materials and postage               1,266,000        456,000
      Personnel costs                                  2,638,000      1,707,000
      General and administrative                       1,814,000      1,454,000
                                                     -----------    -----------

               Total costs and expenses                5,718,000      3,617,000
                                                     -----------    -----------

Operating loss                                          (820,000)      (835,000)

Other income
     Interest                                             93,000        193,000
     Other income (expenses), net                         (4,000)        19,000
                                                     -----------    -----------

               Total other income                         89,000        212,000
                                                     -----------    -----------

Net loss                                             $  (731,000)   $  (623,000)
                                                     ===========    ===========

Net loss per share - basic and diluted               $      (.17)   $      (.15)
                                                     ===========    ===========

Weighted average shares outstanding used in
    computing basic and diluted net loss per share     4,192,024      4,058,873
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                        Common stock           Capital in
                                                   ----------------------      excess of    Accumulated       Treasury
                                                   Shares         Amount       par value       deficit          stock      Total
                                                   ------       ---------      -----------  -----------      ---------- ------------

Balance at December 31, 1999                      3,592,024    $     4,000   $ 9,683,000   $(4,157,000)   $   (46,000)  $ 5,484,000

Shares issued in connection with
acquisition of Oaktree Systems, Inc.                600,000                    1,363,000                                  1,363,000

Net loss for the year ended December 31, 2000                                                 (623,000)                   (623,000)
                                                -----------    -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2000                      4,192,024          4,000    11,046,000    (4,780,000)       (46,000)    6,224,000

Net loss for the year ended December 31, 2001                                                 (731,000)                    (731,000)
                                                -----------    -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2001                      4,192,024    $     4,000   $11,046,000   $(5,511,000)   $   (46,000)  $ 5,493,000
                                                ===========    ===========   ===========   ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                               2001            2000
                                                                               ----            ----

Cash flows from operating activities:
     Net loss                                                             $  (731,000)   $  (623,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                     366,000        256,000
            Net changes in operating assets and liabilities:
                 Accounts receivable                                         (366,000)      (121,000)
                 Prepaid expense and current other assets net of assets
                 and liabilities acquired                                     (26,000)        65,000
                 Account payable and accrued expenses                         408,000       (104,000)
                 Deferred income                                               17,000        253,000
                 Customer deposits                                           (132,000)       202,000
                                                                          -----------    -----------

            Net cash used in operating activities                            (464,000)       (72,000)
                                                                          -----------    -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                (83,000)      (100,000)
     Purchase of Oaktree Systems, Inc., net of cash acquired                     --       (2,674,000)
                                                                          -----------    -----------

            Net cash used in investing activities                             (83,000)    (2,774,000)
                                                                          -----------    -----------

Cash flows from financing activities:
     Payments of capital lease                                                (15,000)       (15,000)
                                                                          -----------    -----------

            Net cash used in financing activities                             (15,000)       (15,000)
                                                                          -----------    -----------

            Net decrease in cash and cash equivalents                        (562,000)    (2,861,000)

Cash and cash equivalents at beginning of year                              2,604,000      5,465,000
                                                                          ===========    -----------

Cash and cash equivalents at end of year                                  $ 2,042,000    $ 2,604,000
                                                                          ===========    ===========

Supplemental cash flow information:
     Cash paid during the year for
         Income taxes                                                     $    26,000    $     2,000
         Interest                                                         $     5,000    $    29,000

Supplemental information:
On March 21,  2000,  the Company  acquired  100% of the common  stock of Oaktree
Systems,  Inc. for $4,078,000,  which included the issuance of 600,000 shares of common stock of Gateway Industries, Inc., valued at $2.27 per share.

During 2001, the Company entered into 2 capital leases for an approximate  value of $32,000.

        The accompanying notes are an integral part of these statements.

NOTE A - ORGANIZATION AND BUSINESS ACTIVITIES

      1.                Organization and Business Activities

            Gateway Industries,  Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 24, 1994. The Company had
            no operating business from December 31, 1996 to March 2000.

            Oaktree  is  incorporated  in New York and  leases  office  space in
            Calverton, New York. Oaktree also has a marketing office in St. Paul
            Minnesota and fulfillment facilities in Elizabeth, New Jersey.

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
            The  excess of  purchase  price  over the fair  value of net  assets acquired was recorded as goodwill of $3,122,000 and other intangible assets of  $362,000,  which will be  amortized  over 15 and 5 years, respectively

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.                Consolidation

            The consolidated  financial  statements  include the accounts of the
            Company  and  its  wholly   owned   subsidiary   from  the  date  of
            acquisition.   All  significant   intercompany  balances  have  been
            eliminated in consolidation.

      2.                Cash Equivalents

            The Company  considers  all highly liquid debt  instruments  with an original  maturity date of three months or less and  investments  in money market accounts to be cash  equivalents.  At December 31, 2001 and 2000,  cash and cash  equivalents  were held  principally at one financial institution.

      3.                Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions  that  affect  amounts  reported  in the  financial statements and accompanying  notes. Actual results could differ from those estimates.

      4.                Net Loss Per Share

            For the years ended December 31, 2001 and 2000, the weighted-average
            number  of  shares   outstanding  used  in  the  basic  and  diluted
            weighted-average numbers were 4,192,024 and 4,058,873,  respectively
            For the years ended December 31, 2001 and 2000, options and warrants
            to   purchase   794,000  and   517,000   shares  of  common   stock,
            respectively,   has  not  been   considered   as  such   items   are
            antidilutive.

      5.                Income Taxes

            The Company  utilizes  the  provisions  of  Statement  of  Financial
            Accounting  Standards  No.  109 ("SFAS No.  109"),  "Accounting  for
            Income  Taxes."  Under  SFAS No.  109,  deferred  income  taxes  are recognized for temporary differences between financial statement and income tax bases of assets and liabilities,  loss  carryforwards and tax credit  carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce  deferred  tax assets if it is more  likely  than not that all,  or some  portion,  of such  deferred  tax  assets  will not be realized.

      6.                Stock-Based Compensation

            As  permitted  by  the  FASB's  Statement  of  Financial  Accounting
            Standards  No. 123 ("SFAS No.  123"),  "Accounting  for  Stock-Based
            Compensation,"   the  Company  has  elected  to  follow   Accounting
            Principles  Board  Opinion No. 25 ("APB No.  25"),  "Accounting  for
            Stock-Issued   to  Employees,"   and  related   interpretations   in
            accounting for its employee stock option plans. Under APB No. 25, no compensation  expense  is  recognized  at the time of  option  grant because the exercise  price of the Company's  employee  stock option equals the fair market value of the  underlying  common stock on the date of grant.

      7.                Advertising

            Advertising  costs are  expensed  when the  advertising  first takes place.  Total  advertising  expense was $57,000,  for the year ended
            December 31, 2000.

      8.                Long Lived Assets

            The Company records  impairment  losses on long-lived assets used in operations  when events and  circumstances  indicate that the assets might be impaired and the  undiscounted  cash flows  estimated to be generated  by those  assets  are less than the  carrying  amounts of those assets.

      9.                Revenue Recognition

            Revenues are  recognized  upon  delivery of  services.  The revenues earned  are  based  upon a  fixed  fee  for  the  management  of the customer's  database.  In  addition  the  Company  performs  certain additional services for the customer.  For these additional services revenues are earned based upon the volume of transactions  performed by the Company at rates specified in their contracts.  The fixed fee revenues  are earned  over a period  extending  more than one month, therefore the Company  recognizes this revenue in the month which it is earned and records the amount unearned in deferred revenue on the
            Balance Sheet.

     10.    Postage Revenue/Reimbursement

            Postage  Expense  incurred to mail customer  product is advanced and invoiced  to the  customer  at the end of the  month  when  they are invoiced  for  services  performed.  Customer  deposits are taken to offset postage cash flow. Postage income is included in revenue, and postage  expense has been  recorded in  fulfillment,  materials  and postage.

      11.               Fixed Assets

            Fixed  Assets are  stated at cost,  less  accumulated  depreciation.
            Depreciation  is computed  using  straight-line  over the  estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

                        Furniture and fixtures                         5-7 years
                        Computer Equipment                             3-5 years

            Leasehold   improvements   are  amortized  over  the  lives  of  the
            respective   leases  or  the  service  lives  of  the  improvements,
            whichever is shorter.

      12.               Comprehensive Income

            Components  of  comprehensive  income  (loss) may include net income
            (loss),  unrealized gains (losses) on available-for-sale  investment securities, foreign currency translation adjustments, changes in the market value of futures  contracts that qualify as a hedge,  and net
            loss  recognized  as  an  additional   pension   liability  not  yet
            recognized  in net  periodic  pension  cost.  For  the  years  ended
            December 31, 2001 and 2000, the comprehensive  loss was $731,000 and
            $623,000, respectively.

      13.               Segments

            The Company has adopted Statement of Financial  Accounting Standards
            No.  131  ("SFAS  No.  131"),  "Disclosures  About  Segments  of  an
            Enterprise  and  Related  Information."  SFAS  No.  131  establishes standards for the way companies report  information  about operating
            segments  in  annual  financial   statements.   SFAS  No.  131  also
            establishes  standards for related  disclosures  about  products and services,  geographic  areas and major  customers.  The  Company has determined that it operates as a one-business segment, a provider of
            Internet database management services.

      14.               Reclassification

            Certain  prior  year  account  balances  have been  reclassified  to conform to the current year's presentation.

      15.               New Accounting Pronouncements

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

            o      All business combinations  initiated after June 30, 2001 must use the  purchase  method of  accounting.  The  pooling of  interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
            o      Intangible assets acquired in a business  combination must be recorded  separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can
            be  sold,  transferred,   licensed,  rented  or  exchanged,   either
            individually or as part of a related contract, asset or liability.
            o      Goodwill, as well as intangible assets with indefinite lives, acquired  after  June 30,  2001,  will not be  amortized.  Effective
            January 1, 2002, all previously  recognized  goodwill and intangible
            assets  with   indefinite   lives  will  no  longer  be  subject  to
            amortization.

            o      Effective  January 1, 2002,  goodwill and  intangible  assets with  indefinite  lives will be tested for  impairment  annually and whenever there is an impairment indicator.
            o      All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

            The Company will continue to amortize goodwill and intangible assets recognized  prior to July 1, 2001,  under its current  method  until
            January  1,  2002,  at which  time  annual  and  quarterly  goodwill amortization of approximately $280,000 and $70,000 will no longer be recognized.  The  assignment of goodwill to reporting  units,  along with completion of the transitional  goodwill impairment tests, must be  completed  during the first six months of 2002.  The  Company is currently evaluting the impact of this statement.

            In August  2001,  the FASB issued SFAS No. 144,  Accounting  for the
            Impairment  or Disposal of Long Lived  Assets,  ("SFAS  144").  This
            statement is effective for the fiscal years beginning after December
            15, 2001. This supercedes SFAS 121, Accounting for the Impairment of
            Long-Lived Assets and for Long-Lived Assets to be Disposed of, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

NOTE C - FIXED ASSETS

            Fixed Assets consist of the following:

                                              December 31
                                              -----------
                                           2001        2000
                                          -------------------
            Leasehold improvements     $  29,000    $  23,000
            Furniture and fixtures        56,000       43,000
            Equipment                    447,000      355,000
                                       ---------    ---------
                                         532,000      421,000

            Accumulated depreciation    (125,000)     (39,000)
                                       ---------    ---------

                                       $ 407,000    $ 382,000
                                       =========    =========

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

                                                             December 31,
                                                             ------------
                                                          2001          2000
                                                         ---------------------

Reserves                                               $      --      $     4,000

Tax effect of net operating loss carryforward            3,386,000      3,152,000
                                                       -----------    -----------

                           Total deferred tax assets     3,386,000      3,156,000

Valuation allowance                                     (3,386,000)    (3,156,000)
                                                       -----------    -----------

Deferred tax assets, net of
          valuation allowance                          $      --      $      --
                                                       ===========    ===========

            The deferred tax assets were offset by a valuation  allowance due to the uncertainty of realizing the income tax benefits associated with these deferred tax assets.

            At December 31,  2001,  the Company has Federal net  operating  loss carryforwards of approximately  $8,600,000 that expire through 2020.
            Utilization  of the net  operating  losses  may be subject to annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

NOTE E      WARRANT AGREEMENTS

            On May 18, 2001, the Company issued  warrants to Mayo Foundation for
            Medical  Education and Research  ("Mayo") to purchase 150,000 shares of  common  stock at an  exercise  price of $1.75 per  warrant.  The warrants  are issued in  consideration  for  fulfillment  of product services agreements and were measured at fair market value using the
            Black  Scholes  valuation  model and will  expire on  various  dates through May 31,  2006.  The  estimated  fair  market  value of these warrants was approximately  $0.50 per warrant and will be recognized in the statement of operations as they become exercisable.

            Under the first  warrant  agreement,  Mayo may exercise  warrants to purchase up to 100,000  shares of common stock.  The warrants may be exercised over four years  beginning May 2002 according to a formula based in part on (a) the per  share  market  price of the  Company's stock,  (b) Oaktree and Mayo  continuing  to be parties to a product fulfillment services agreement dated April 2001 and (c) at least 90%
            of Agreed  Fulfillment (as defined in the warrant  agreement)  being performed by the Company during the preceding year through Oaktree's
            fulfillment   services  provided  under  the  fulfillment   services
            agreement.  The second warrant agreement entered into by the Company and  Mayo on May 18,  2001  allows  exercise  of a total  of  50,000 warrants  in two equal  amounts  and is  subject  to  attainment  of certain revenue goals.

NOTE F - STOCK OPTION PLANS

            The Company's  Incentive  Stock Option Plan and  Nonstatutory  Stock
            Option  Plan  (collectively,  the  "Plans"),  as amended in December
            1995,  provide for the granting of nonqualified  and qualified stock options  under the Internal  Revenue  Code.  An aggregate of 850,000 shares of Common  Stock have been  reserved for issuance at December
            31, 2001 and 2000.  Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to five years, which generally vest over
            2 to 4 years.

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

            The fair value for these  options was estimated at the date of grant using a  Black-Scholes  option  pricing  model  with  the  following weighted-average  assumptions  for 2001 and 2000 risk-free  interest rates of 5.66% and 5.44%;  respectively.  Volatility  factors of the expected  market price of the Company's  Common Stock are 83.98% and
            81.49%  for  2001  and  2000,  respectively.   The  weighted-average
            expected  life of the  option  for  2001  and  2000 is 4.02 and 3.87 years, respectively. Dividends are not expected in the future.

            The exercise  price of all other options  equals the market price of
            the  Company's  stock  on  the  date  of  grant.   Accordingly,   no
            compensation cost has been recognized for the plan. Had compensation cost for the plan  been  determined  based on the fair  value of the options at the grant  dates  consistent  with the method of SFAS No.
            123,  the  Company's  net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                               Year ended December 31,
                                             -------------------------
                                                 2001           2000
                                                 ----           ----

            Actual net loss                  $  (731,000)   $  (623,000)

            Actual net loss per share
            Basic and diluted                $     (0.17)   $     (0.15)

            Pro forma net loss               $  (801,000)   $  (875,000)

            Pro forma net loss per
                 share - basic and diluted   $     (0.19)   $     (0.22)

The  weighted-average  fair value of all Plan options  granted  during the years ended  December  31,  2001 and 2000 was  $.43 and  $.36,  respectively,  and the weighted-average exercise price was $2.59 and $3.64, respectively.

Employee  stock option  activity  under the Plan during the years ended December
31, 2001 and 2000 is summarized below:

                                                                    Weighted-
                                                                     average
                                                                    exercise
                                                       Shares        price
                                                       ------        -----

           Options outstanding at December 31, 1999    320,500    $   2.47
           Expired and cancelled                      (102,000)       3.91
           Granted                                     242,000        3.64
                                                      --------

           Options outstanding at December 31, 2000    460,500        2.78
           Expired and cancelled                          --           --
           Granted                                     132,000         .98
                                                      --------

           Options outstanding at December 31, 2001    592,500    $   2.59
                                                      ========

The following tables summarize information  concerning currently outstanding and exercisable stock options under the Plan for employee options.

                                      Weighted-
                                       Average         Weighted-                       Weighted-
   Range                              Remaining         Average                         Average
of exercise         Number           Contractual       Exercise          Number        Exercise
   Price          Outstanding        Life (years)        Price        Exercisable        Price
   -----          -----------        ------------        -----        -----------        -----
$.98 - 1.99         249,000              4.37            1.39             97,000         1.80
2.00 - 2.99          86,500              2.84            2.02             86,500         2.02
3.00 - 3.99          40,000              1.58            3.53             40,000         3.53
4.00 - 5.00         217,000              4.05            4.03            117,000         4.05
                 ----------                                          -----------

                    592,500                                              340,500
                 ==========                                          ===========

Subsequent to the  acquisition of Oaktree Systems the Company granted options to the three previous  shareholders of Oaktree Systems pursuant to their employment agreements.  The options contain a cashless  exercise  provision.  The aggregate option grant was for 200,000  options with an exercise price of $4.00 per share.
Half of the options  granted vest on the first  anniversary of the date of grant and are included above.  The balance vest on the second  anniversary of the date of grant and the  options  expire in five years.  Under the  current  accounting guidance  of FIN 44 a  cashless  option is  treated  as a  variable  option  and therefore  requires that a portion of the difference between the market value of the stock and the  exercise  price of the option be charged to  earnings  of the current period. As of December 31, 2001 and 2000 the Company has not recorded an expense for this since the market value of the underlying stock is less than the exercise price of the option.

The Company  granted  40,000 options to a consultant of the Company during 2000.
The  options are  exercisable  at $1.9375 per share and vest on a pro rata basis over 36 months from the date of grant.  Under the  provisions  of  Statement  of
Financial Accounting Standards No. 123 (SFAS No. 123) Accounting for Stock Based

Compensation  the Company is required to record an expense for this option based upon  the  Fair  Market  Value  of the  option,  as of  December  31,  2000  was approximately $48,000 which will be amortized over the life of the option.

Non  employee  stock  option  activity  under the Plan  during  the years  ended
December 31, 2001 and 2000 is summarized below:

                                                         Weighted-
                                                          average
                                                         exercise
                                             Shares       price
                                             ------       -----

Options outstanding at December 31, 1999    103,500    $   1.95
Expired and cancelled                        47,000        1.90
Granted                                        --
                                            -------

Options outstanding at December 31, 2000     56,500        2.00
Expired and cancelled                        (5,000)       2.00
Granted                                     150,000        1.75
                                            -------

Options outstanding at December 31, 2001    201,500    $   1.81
                                            =======

NOTE G - RELATED PARTY TRANSACTIONS

1.          MDM Technology

            Until July 26,  2001,  the  products  and  services of Oaktree  were marketed,  in part, by MDM Technologies ("MDM"), an entity which was principally  controlled by the Company's Chief Executive Officer and
            Chairman, pursuant to a reciprocal agency agreement, dated March 21,
            2000. During the year ended December 31, 2000, the Company had sales to MDM of  $30,000  and  accounts  receivable  from MDM of  $28,000.
            During  the same  period,  the  Company  had  purchases  from MDM of
            $54,000 and accounts payable to MDM of $1,500. During the year ended
            December  31,  2001,  the  Company  had sales to MDM of $86,235  and accounts  receivable  from MDM of  $86,235.  During 2001 the Company phased  out the  joint  marketing  with MDM and  developed  internal marketing strategies.

      2.                Management Agreement

            Pursuant to the Management  Agreement  approved by a majority of the
            Company's  disinterested  directors,  Steel Partners Services,  Ltd.
            ("SPS")   provides   the  Company  with  office  space  and  certain
            management,   consulting,  and  advisory  services.  The  Management
            Agreement  is  automatically   renewed  on  an  annual  basis  until
            terminated by either party, at any time and for any reason,  upon at least 60 days written notice. The Management Agreement also provides that the Company  shall  indemnify,  save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from
            SPS's actions under the terms of the Management Agreement, except to the extent  occasioned by gross negligence or willful  misconduct of
            SPS's  officers,  directors or employees.  In  consideration  of the services  rendered by SPS, the Company  pays to SPS a fixed  monthly fee, which is adjustable  annually upon agreement of the Company and
            SPS.  During the fiscal years ended  December 31, 2001 and 2000, SPS received  fees of  $280,000  and  $280,000,  respectively,  from the
            Company.  The Company  believes  that the cost of obtaining the type and  quality  of  services  rendered  by SPS  under  the  Management
            Agreement  is no less  favorable  than the cost at which the Company could obtain from unaffiliated  entities.  SPS is owned by an entity which is controlled by Warren  Lichtenstein,  the Company's Chairman of the Board and Chief Executive Officer.  As of March 26, 2002, the
            Management  Agreement  described  above was  assigned  by SPS to CPX
            Corp.  and  the  employees  of SPS  became  employees  of the  Steel
            Partners  Services Division of CPX Corp.  Warren  Lichtenstein,  the
            Company's  Chairman of the Board and Chief Executive  Officer,  owns approximately  19% of CPX  Corp.  and is  the  President  and  Chief
            Executive  Officer  of  CPX  Corp.  Steel  Partners  II,  L.P.  owns approximately 16% of CPX Corp. Mr. Lichtenstein is the sole managing member  of the  general  partner  of Steel  Partners  II,  L.P.  Mr.
            Lichtenstein  disclaims beneficial ownership of the shares of Common
            Stock of CPX Corp.  owned by Steel Partners II, L.P.  (except to the extent of his  pecuniary  interest in such  shares of Common  Stock, which is less than the 16%)." (See note H).

NOTE H - COMMITMENTS AND CONTINGENCIES

      1.                Leases

            The Company  entered  into a three-year  operating  lease for office space  commencing April 1, 1998. The rent was paid by Steel Partners
            Services,  Ltd. ("SPS") and the Company paid a management fee to SPS
            (See Note G).  Oaktree  leases 11,400 square feet of office space in
            Calverton, New York. The lease expires on September 30, 2005 and has an annual lease commitment of $143,000 per year. The space is rented from a  partnership  in which two of the senior  managers of Oaktree each owned material interest until October 2001 when they sold their interests to an unrelated third party. Oaktree has a lease for 1,650 square feet in St. Paul,  Minnesota,  which  expires on February 28,
            2003.  Oaktree has  operating  leases for equipment  with  remaining terms of 2 to 4 years.  Future minimum lease payments under the real property and equipment leases are as follows:

                                                  Rental
                                                Commitments
                                                -----------

           2002                                      294,000
           2003                                      218,000
           2004                                      202,000
           2005                                      165,000
           2006                                        2,000
                                             ---------------
                                             $       881,000
                                             ===============

            The  Company has sublet a portion of its office  space to  companies affiliated  with its  Chairman.  Rent  expense  for the  year  ended
            December 31, 2001 and 2000 was $340,000 and $153,000, respectively.

      2.                Capital Leases

            The Company has entered  into capital  leases for certain  machinery and  equipment  utilized by  Oaktree.  The gross value of the assets that were  leased is $33,000  and as of  December  31,  2001.  As of
            December  31,  2001 the  Company  recorded  depreciation  of  $2,000 against  these assets.

            Future obligations under capital leases are as follows:

                                                         Capital Lease
                                                          Commitments

           2002                                              11,000
           2003                                              11,000
           2004                                              10,000
           2005                                                   0
                                                    ---------------
                                                    $        32,000

           Amount representing interest                       8,000
                                                             ------
           Present value of minimum lease payments           24,000
           Short-term                                        11,000
                                                             ------
           Long-term                                         13,000
                                                             ======

      3.       Concentration of Credit Risk and Major Customers

            Financial  instruments  that  potentially  subject  the  Company  to significant  concentration of credit risk consist primarily of cash, cash equivalents and accounts  receivable.  Substantially all of the
            Company's  cash,  cash  equivalents  are maintained at one financial institution.

            Accounts  receivable  are  typically  unsecured and are derived from revenues  earned  from  customers  primarily  located  in the United
            States.  The Company  performs  ongoing  credit  evaluations  of its customers and maintain  allowances for potential credit losses, when necessary.  Historically,  such losses have been within management's expectations.

            Sales to and receivables  from major customers that were over 10% of all net sales included three  customers in 2001 and two customers in
            2000 as follows:

                                               2001                           2000
                                               ----                           ----
                                      net sales      receivables      net sales       receivables
                                      ---------      -----------      ---------       -----------

             Customer A                  24%             24%             18%              24%
             Customer B                  21%             13%             13%              5%
             Customer C                  11%             6%              --               --

For the year ended December 31, 2000, the make up of the Oaktree  customers were generally the same as for the year ended December 31, 2001.

      4.       401K Plan

            The  Company  has  a  defined  contribution  pension  plan  for  the employees.  The  Company's  contributions  to the plan are  based on management  determination.  For the year ended December 31, 2001 and
            2000  the  Company   recorded   expenses  of  $20,000  and  $19,000,
            respectively, related to this plan.

