Form 10QSB
period 2002-03-31
GATEWAY INDUSTRIES INC /DE/
filed 2002-05-15
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

  /X/    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

                  For the quarterly period ended March 31, 2002

  / /    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                 to
                                       -----------------    --------------------

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         DELAWARE                           33-0637631
             (State or Other Jurisdiction of             (IRS Employer
              Incorporation or Organization)             Identification No.)

                        150 East 52nd Street, 21st Floor
                               New York, NY 10022
           (Address of Principal Executive Offices Including Zip Code)

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

                                        Yes X     No
                                           ---      ------

Shares  of  Issuer's  Common  Stock  Outstanding  at  May  1,  2002: 4,192,024

            Transitional Small Business Disclosure Format   Yes        No   X
                                                                ----      -----

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001........................      2

           Condensed Consolidated Statements
           of Operations - Three Months Ended
           March 31, 2002 and 2001.....................................      3

           Condensed Consolidated Statements
           of Cash Flows - Three Months Ended
           March 31, 2002 and 2001.....................................      4

           Notes to Condensed Consolidated Financial Statements........   5, 6

Item 2.    Management's Discussion and Analysis
           or Plan of Operations.....................................    6,7,8

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................        9

          Signatures.................................................       10

Part I.     Financial Information
Item 1.     Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                       ASSETS                                             March 31, 2002  December 31, 2001

     Cash and cash equivalents                                              $  1,730,966    $  2,041,315
     Accounts receivable, net                                                    834,833         863,702
     Prepaid Expenses                                                             34,847          64,109
     Other current assets                                                         84,873          44,602
                                                                            ------------    ------------

            Total current assets                                               2,685,519       3,013,728

     Fixed assets, net                                                           399,940         407,251

     Other assets                                                                225,796         243,524
     Goodwill, net                                                             2,762,607       2,762,607
                                                                            ------------    ------------

             Total assets                                                   $  6,073,862    $  6,427,110
                                                                            ============    ============

                      Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                                  $    256,758    $    570,218
     Deferred income                                                             257,288         269,735
     Customer deposits                                                            30,914          69,942
     Current portion, capital lease                                                7,659          11,000
                                                                            ------------    ------------

            Total current liabilities                                            552,619         920,895

     Capital lease obligation                                                     11,915          13,496
                                                                            ------------    ------------

            Total liabilities                                                    564,534         934,391
                                                                            ------------    ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                               --              --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,024 shares issued and outstanding at March 31,
         2002 and December 31, 2001, respectively                                  4,192           4,192
     Capital in excess of par value                                           11,045,650      11,045,650
     Accumulated deficit                                                      (5,494,610)     (5,511,219)
     Treasury stock, 11,513 shares of common stock, at cost                      (45,904)        (45,904)
                                                                            ------------    ------------

            Total shareholders' equity                                         5,509,328       5,492,719
                                                                            ------------    ------------

            Total liabilities and shareholders' equity                      $  6,073,862    $  6,427,110
                                                                            ============    ============

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months
                                                           Ended March 31,
                                                          2002         2001
                                                          ----         ----
Revenues                                             $ 1,424,179    $   969,894
                                                     -----------    -----------

Costs and expenses
      Fulfillment and materials                          129,084          6,607
      Personnel costs                                    853,005        754,521
      Selling, general and administrative                426,170        441,273
                                                     -----------    -----------

               Total costs and expenses                1,408,259      1,202,401
                                                     -----------    -----------

Operating income or (loss)                                15,920       (232,507)
                                                     -----------    -----------

Other income
      Interest                                             7,399         33,164
      Other income (expenses), net                        (6,710)        (1,794)
                                                     -----------    -----------

               Total other income                            689         31,370
                                                     -----------    -----------

Net income (loss)                                    $    16,609    $  (201,137)
                                                     ===========    ===========

Net Income  (loss) per share - basic and diluted     $       .00    $      (.05)
                                                     ===========    ===========

Weighted average shares outstanding used in
    computing basic and diluted net loss per share     4,192,024      4,192,024
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Three Months
                                                                                          Ended March 31,
                                                                                        2002          2001
                                                                                        ----          ----
Cash flows from operating activities:
      Net Income (loss)                                                           $    16,609    $  (201,137)

      Adjustments to reconcile  net income  (loss) to
          net cash used in operating activities:
      Depreciation                                                                     27,721         20,163
      Amortization of goodwill and other intangibles                                   17,730         59,338
      Provision for bad debt                                                             --           (1,000)
      Changes in assets and liabilities net of assets and liabilities acquired:
            Accounts receivable                                                        28,869       (250,336)
            Prepaid expenses and other                                                (11,009)       (20,000)
            Security deposit                                                             --           41,835
            Accounts payable                                                         (313,460)        79,326
            Deferred income                                                           (12,447)        (8,323)
            Customer deposits                                                         (39,028)       (14,089)
                                                                                  -----------    -----------

                  Net cash used in operating activities                              (285,015)      (294,223)
                                                                                  -----------    -----------

Cash flows from investing activities:
            Purchase of property, plant, and equipment                                (20,410)
                                                                                  -----------    -----------

            Net cash used in investing activities                                     (20,410)          --
                                                                                  -----------    -----------

Cash flows from financing activities:

            Payments of obligation on capital lease                                    (4,924)        (9,027)
                                                                                  -----------    -----------

      Net cash provided by financing activities                                        (4,924)        (9,027)
                                                                                  -----------    -----------

      Net decrease in cash and cash equivalents                                      (310,349)      (303,250)
      Cash and cash equivalents at beginning of period                              2,041,315      2,604,394
                                                                                  -----------    -----------
      Cash and cash equivalents at end of period                                  $ 1,730,966    $ 2,301,144
                                                                                  ===========    ===========

Supplemental information:

Oaktree acquired $23,000 of assets under a capital lease in 2001.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
Note  1.                General

            The  accompanying   unaudited   condensed   consolidated   financial
statements have been prepared in accordance with generally  accepted  accounting principles for interim  financial  information  and with the instruction to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. In the opinion of management,  the accompanying  unaudited  interim  financial  statements  contain all adjustments
(consisting only of normal recurring  accruals) necessary to make such financial statements not misleading. Results for the three months ended March 31, 2002 are not  necessarily  indicative of the results that may be expected  either for any other quarter in the year ending December 31, 2002 or for the entire year ending
December 31, 2002. For further information,  refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 2001.

Note  2.                Operations

            Gateway  Industries,   Inc.  (the  "Company")  was  incorporated  in
Delaware  in July 1994.  It  acquired  all of the  outstanding  common  stock of
Oaktree  Systems,  Inc.  ("Oaktree") in March 2000.  Oaktree  provides  database development  consolidation  and  management  services,  and web site  design and
maintenance  to  customers.   Such  customers  are  principally   not-for-profit
entities, health care providers and publishers throughout the United States.

            The Company had no full time  employees from December 1996 until the acquisition of Oaktree  Systems,  Inc.  ("Oaktree") in March 2000. The Company's
officers  and  Steel  Partners  Services,  Ltd.  (an  entity  controlled  by the
Company's Chairman) devoted significant time to the Company's administration and in exploring potential acquisitions and other business opportunities.

Note  3.                Net Income (Loss) Per Share

            Net  Income  (loss)  per share  was  calculated  using the  weighted average  number of common shares  outstanding.  For the three months ended March
31, 2002 and 2001,  stock options  excluded from the calculation of diluted loss per share are 592,500 and 460,500  respectively  as their effect would have been antidilutive.  Accordingly,  basic and diluted  income per share is the same for the three months ended March 31, 2002 and 2001.

Note  4.                Adoption of Recently Issued Accounting Standard

            Effective   January  1,  2002,  the  Company  adopted  Statement  of
Financial  Accounting  Standards  ("SFAS") No. 142 Goodwill and Other Intangible
Assets.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer  amortized  but will be reviewed  at least  annually  for  impairment.
Separable  intangible assets that are not deemed to have an indefinite life will continue to be amortized  over their useful  lives.  The Company  completed  the first of the required impairment tests of goodwill during the three months ended
March 31, 2002 and no adjustment to the carrying value of goodwill was required.

            If the Company  continued  amortizing  goodwill the net income would have been  decreased  by  $52,000 or $.01 per share for the three  months  ended
March 31,  2002.  The Company  recorded  amortization  of goodwill for the three months  ended  March 31,  2001 of $52,000,  if this  standard  was adopted as of
January 1, 2001 the pro-forma net loss for the three months ended March 31, 2001 would have been $149,137 or $0.04 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily  consists of software  totaling $363,329 and the related amortization  expense was $17,730 for each of the three  months  ended March 31,
2002 and 2001.  There were no other  intangible  assets with  indefinite  useful lives.

            In January 2002 the Company adopted SFAS No. 144, Accounting for the
Impairment or Disposal of Long Lived Assets,  ("SFAS 144"). This supercedes SFAS
121,  Accounting  for the  Impairment  of  Long-Lived  Assets and for Long Lived

Assets to be Disposed  of,  while  retaining  many of the  requirements  of such statement.  There was no  significant  impact on the financial  statements  upon adoption.

Note  5.          Reclassification

           Certain  amounts  from the  prior  year have  been  reclassified  to conform to the current year presentation.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

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

            Oaktree is a nineteen  year-old  company  specializing  in providing cost  effective  marketing  solutions  to  organizations  needing  sophisticated information  management tools. In the past, these systems were found principally
only  on  mainframe   and   minicomputer   systems.   Oaktree  has  developed  a
sophisticated PC based relational  database that provides unlimited capacity and flexibility  to meet today's  demanding  informational  needs.  Oaktree has also
implemented  a  state-of-the-art   Data  Center  that  incorporates  the  latest
Client/Server based PC architecture.  Oaktree currently manages direct marketing databases  for clients which  contain over 25 million  customers  that include a related 100 million transactions.

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

            Oaktree's  proprietary,  integrated  database  allows  clients  with
e-commerce,  subscription,  product  fulfillment and  fundraising  businesses to utilize  a  single,  customer  focused  database  to do all of  their  marketing promotions and response  analysis.  Clients can track their businesses on a real time basis and make immediate  decisions to adjust marketing  promotions  and/or production schedules.  Oaktree's new Internet initiatives and the release of its database  product  DB-Cultivator  will  allow us to offer  better  expansion  of services to existing customers and will generate quarter-to-quarter growth.

REVENUES AND EXPENSES FOR OAKTREE SUBSIDIARY

            Three  Months  ended March 31, 2002  compared to three  months ended
March 31, 2001.  Oaktree had revenues of  $1,424,179  for the three months ended
March 31, 2002  compared to $969,894  for the  comparable  period in 2001, a 47%
increase.  This increase was due primarily to customers  expanding  their use of
Oaktree's services, including new services such as, Product fulfillment, Lockbox and Call center operations. Oaktree introduced these services in 2001.

            Fulfillment  and materials  costs were $129,084 for the three months ended March 31, 2002  compared to $6,607 for the  comparable  period in 2001,  a
1854%  increase.  This  increase was due  primarily to the cost of operations of
Oaktree's new product fulfillment  facility,  Lockbox and call center operation, which was developed in 2001.

            Personnel  costs were  $853,005 for the three months ended March 31,
2002 compared to $754,521 for the comparable  period in 2001or,  a 13% increase.
This increase was due primarily to the  development  of an internal  finance and accounting  department  and  personnel  cost  associated  with the new  products offered by Oaktree, which increased staff salaries.

            Selling,  general &  administrative  expenses  were $275,890 for the three months ended March 31, 2002 compared to $302,544 for the comparable period in 2001, a decrease of 8.8%. This was due primarily to cost reductions  achieved by implementing  improvements to internal  policies and procedures which reduced unnecessary spending.

            Oaktree had net profits of $163,331 for the three months ended March
31, 2002, compared to a net loss of $94,361 for the comparable period in 2001, a
273% increase.  This increase was primarily due to increased  sales and internal restructuring of processes and procedures.

INCOME AND EXPENSES NOT ASSOCIATED WITH OAKTREE SUBSIDIARY

            The company's  consolidated  costs and expenses for the three months ended March 31, 2002 aggregated $153,750, consisting of various selling, general and administrative  expenses.  Other income of $7,027 for the three months ended
March 31, 2002 compared to $31,953 for the  comparable  period in 2001 consisted of interest  earned on available  cash and cash  equivalents.  This  decrease in interest  income in 2002 over the 2001 three month  period was due  primarily to decreasing money market rates earned on cash held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents  totaled $1,730,966 at March
31, 2002 and $2,041,315 at December 31, 2001.  The Company  continues to seek an acquisition or other business  combination;  although no definitive  agreements, arrangements or understandings  have been reached.  Management believes its cash position is sufficient to cover administrative  expenses and current obligations for the foreseeable future.

Critical Accounting Policies

Adoption Of Recently Issued Accounting Standards

             Effective  January  1,  2002,  the  Company  adopted  Statement  of
Financial  Accounting  Standards  ("SFAS") No. 142 Goodwill and Other Intangible
Assets.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer  amortized  but will be reviewed  at least  annually  for  impairment.
Separable  intangible assets that are not deemed to have an indefinite life will continue to be amortized  over their useful  lives.  The Company  completed  the first of the required impairment tests of goodwill during the three months ended
March 31, 2002 and no adjustment to the carrying value of goodwill was required.

            If the Company  continued  amortizing  goodwill the net income would have been  decreased  by  $52,000 or $.01 per share for the three  months  ended
March 31,  2002.  The Company  recorded  amortization  of goodwill for the three months  ended  March 31,  2001 of $52,000,  if this  standard  was adopted as of
January 1, 2001 the pro-forma net loss for the three months ended March 31, 2001 would have been $149,137 or $0.04 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily  consists of software  totaling $363,329 and the related amortization  expense was $17,730 for each of the three  months  ended March 31,
2002 and 2001.  There were no other  intangible  assets with  indefinite  useful lives.

            In January 2002 the Company adopted SFAS No. 144, Accounting for the
Impairment or Disposal of Long Lived Assets,  ("SFAS 144"). This supercedes SFAS
121,  Accounting  for the  Impairment  of  Long-Lived  Assets and for Long Lived
Assets to be Disposed  of,  while  retaining  many of the  requirements  of such statement.  There was no  significant  impact on the financial  statements  upon adoption.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 None

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

                                    GATEWAY INDUSTRIES, INC.

                                    /s/ Maritza Ramirez
                                    -------------------
                                    Maritza Ramirez,
                                    Chief Financial Officer

Date:  May 15, 2002