Form 10QSB
period 2002-06-30
GATEWAY INDUSTRIES INC /DE/
filed 2002-08-14
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   /X/    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
          Act of 1934

          For the quarterly period ended June 30, 2002

   / /    Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from         to
                                                       -------   --------

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                          33-0637631
(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                             Identification No.)

                        150 East 52nd Street, 21st Floor
                               New York, NY 10022
           (Address of Principal Executive Offices Including Zip Code)

                                  877-431-2942
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   Shares of Issuer's Common Stock Outstanding at July 18, 2002:  4,192,024

   Transitional Small Business Disclosure Format:  Yes / /   No  /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001...................         2

           Condensed Consolidated Statements
           of Operations - Three Months Ended
           June 30, 2002 and 2001................................         3

           Condensed Consolidated Statements
           of Operations - Six Months Ended
           June 30, 2002 and 2001................................         4

           Condensed Consolidated Statements
           of Cash Flows - Six Months Ended
           June 30, 2002 and 2001................................         5

           Notes to Condensed Consolidated Financial Statements..         6

Item 2.    Management's Discussion and Analysis..................         8

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K.......................       12

           Signatures.............................................       15

Part I.        Financial Information
               ---------------------
Item 1.        Condensed Consolidated Financial Statements
               -------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           ASSETS                                         June 30, 2002    December 31, 2001

     Cash and cash equivalents                                             $  1,714,679    $  2,041,315
     Accounts receivable, net                                                   889,966         863,702
     Prepaid Expenses                                                            83,982          70,590
     Other current assets                                                        38,206          44,602
                                                                           ------------    ------------

            Total current assets                                              2,726,833       3,020,209

     Fixed assets, net                                                          404,859         407,251

     Other assets                                                               219,383         254,843
     Goodwill, net                                                            2,751,288       2,751,288
                                                                           ------------    ------------

             Total assets                                                  $  6,102,363    $  6,433,591
                                                                           ============    ============

                Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                                 $    291,379    $    570,218
     Deferred income                                                            227,537         269,735
     Customer deposits                                                           37,709          69,942
     Current portion, capital lease                                               9,260           8,196
                                                                           ------------    ------------

            Total current liabilities                                           565,885         918,091

     Capital lease obligation                                                    21,460          22,781
                                                                           ------------    ------------

            Total liabilities                                                   587,345         940,872
                                                                           ------------    ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                              --              --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,024 shares issued and outstanding at June
         30, 2002 and December 31, 2001, respectively                             4,192           4,192
     Capital in excess of par value                                          11,045,650      11,045,650
     Accumulated deficit                                                     (5,488,920)     (5,511,219)
     Treasury stock, 11,513 shares of common stock, at cost                     (45,904)        (45,904)
                                                                           ------------    ------------

            Total shareholders' equity                                        5,515,018       5,492,719
                                                                           ------------    ------------

            Total liabilities and shareholders' equity                     $  6,102,363    $  6,433,591
                                                                           ============    ============

        The accompanying notes are an integral part of these statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended June 30,
                                                         2002           2001
                                                         ----           ----
Revenues                                             $ 1,399,439    $ 1,040,610
                                                     -----------    -----------

Costs and expenses
      Fulfillment and materials                          179,828         54,098
      Personnel costs                                    891,632        747,685
      Selling, general and administrative                326,075        408,870
                                                     -----------    -----------

               Total costs and expenses                1,397,535      1,210,653
                                                     -----------    -----------

Operating income or (loss)                                 1,904       (170,043)
                                                     -----------    -----------

Other income
     Interest                                              7,773         28,211
     Other income (expenses), net                         (3,988)         1,089
                                                     -----------    -----------

               Total other income                          3,785         29,300
                                                     -----------    -----------

Net income (loss)                                    $     5,689    $  (140,743)
                                                     ===========    ===========

Net Income  (loss) per share - basic and diluted     $       .00    $      (.03)
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

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                         2002           2001
                                                         ----           ----
Revenues                                             $ 2,823,618    $ 2,010,504
                                                     -----------    -----------

Costs and expenses
      Fulfillment and materials                          308,912         60,705
      Personnel costs                                  1,744,637      1,502,206
      Selling, general and administrative                755,715        850,144
                                                     -----------    -----------

               Total costs and expenses                2,809,264      2,413,055
                                                     -----------    -----------

Operating income or (loss)                                14,354       (402,551)
                                                     -----------    -----------

Other income
     Interest                                             15,172         61,375
     Other income (expenses), net                         (7,227)          (706)
                                                     -----------    -----------

               Total other income                          7,945         60,669
                                                     -----------    -----------

Net income (loss)                                    $    22,299    $  (341,882)
                                                     ===========    ===========

Net Income  (loss) per share - basic and diluted     $       .01    $      (.08)
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                       2002            2001
                                                                                       ----            ----
Cash flows from operating activities:
      Net Income (loss)                                                           $    22,299    $  (341,882)

      Adjustments to reconcile  net income  (loss) to
          net cash used in operating activities:
      Depreciation                                                                     57,590         39,128
      Amortization of goodwill and other intangibles                                   35,460        119,134
      Provision for bad debt                                                             --            4,000
      Changes in assets and liabilities net of assets and liabilities acquired:
            Accounts receivable                                                       (26,264)      (270,607)
            Work in process                                                              --          (56,000)
            Prepaid expenses and other                                                 (6,996)       (47,978)
            Security deposit                                                             --           39,441
            Accounts payable                                                         (278,839)       177,448
            Deferred income                                                           (42,198)         4,198
            Customer deposits                                                         (32,233)      (127,899)
                                                                                  -----------    -----------

                  Net cash provided or (used) in operating activities                (271,181)      (461,017)
                                                                                  -----------    -----------

Cash flows from investing activities:
            Purchase of property, plant, and equipment                                (50,428)       (12,990)
                                                                                  -----------    -----------

            Net cash provided or (used) in investing activities                       (50,428)       (12,990)
                                                                                  -----------    -----------

Cash flows from financing activities:
            Payments of obligation on capital lease                                    (5,027)        (9,765)
                                                                                  -----------    -----------

      Net cash provided or (used) by financing activities                              (5,027)        (9,765)
                                                                                  -----------    -----------

      Net decrease in cash and cash equivalents                                      (326,636)      (483,772)
      Cash and cash equivalents at beginning of period                              2,041,315      2,604,394
                                                                                  -----------    -----------
      Cash and cash equivalents at end of period                                  $ 1,714,679    $ 2,120,622
                                                                                  ===========    ===========

Supplemental cash flow information:
Cash paid during the year for
      Income taxes                                                                $    14,182    $    27,996
      Interest Expense                                                            $     4,855    $     4,726

Supplemental information:

Oaktree  acquired  $23,953 of assets under a capital lease in 2001 and $4,770 in
2002.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
NOTE  1.    GENERAL

            The  accompanying   unaudited   condensed   consolidated   financial
statements have been prepared in accordance with generally  accepted  accounting principles for interim  financial  information  and with the instruction to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. In the opinion of management,  the accompanying  unaudited  interim  financial  statements  contain all adjustments
(consisting only of normal recurring  accruals) necessary to make such financial statements  not  misleading.  Results for the six months ended June 30, 2002 are not  necessarily  indicative of the results that may be expected  either for any other quarter in the year ending December 31, 2002 or for the entire year ending
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

            Net  Income  (loss)  per share  was  calculated  using the  weighted average number of common shares outstanding.  For the three and six months ended
June 30, 2002 and 2001,  stock options  excluded from the calculation of diluted loss per share were 592,500 and 610,500  respectively as their effect would have been antidilutive.  Accordingly,  basic and diluted income per share is the same for each of the three and six months ended June 30, 2002 and 2001.

NOTE  4.    ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

THREE MONTHS ENDED JUNE 30, 2002

            If the Company  continued  amortizing  goodwill the net income would have  decreased by $52,000 or $.01 per share for the three months ended June 30,
2002. The Company  recorded  amortization of goodwill for the three months ended
June 30, 2001 of $52,000 if this  standard was adopted as of January 1, 2001 the pro-forma  net loss for the three  months  ended  June 30,  2001 would have been
$88,743 or $.02 per share.

SIX MONTHS ENDED JUNE 30, 2002

            If the Company  continued  amortizing  goodwill the net income would have  decreased  by $104,000 or $.02 per share for the six months ended June 30,
2002.  The Company  recorded  amortization  of goodwill for the six months ended
June 30, 2001 of $104,000 if this standard was adopted as of January 1, 2001 the pro-forma  net loss for the six  months  ended  June 30,  2001  would  have been
$237,880 or $0.06 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily consists of software of approximately  $200,000,  net of accumulated  amortization  of $162,000 at June 30, 2002 and is included in other assets.  Amortization  expense was $35,460 for each of the six months ended June
30, 2002 and 2001. There were no other intangible  assets with indefinite useful lives.

            In January 2002,  the Company  adopted SFAS No. 144,  Accounting for the  Impairment or Disposal of Long Lived Assets ("SFAS 144").  This  supercedes
SFAS No. 121,  Accounting for the  Impairment of Long-Lived  Assets and for Long
Lived Assets to be Disposed of, while retaining many of the requirements of such statement.  There was no  significant  impact on the financial  statements  upon adoption.

NOTE  4.      RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the Financial  Accounting  Standards  Board ("FASB")
adopted  Statement of Financial  Accounting  Standards  145  Rescission  of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections  ("SFAS  145").  This  Statement  rescinds  FASB  Statement  No.  4,
Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that
Statement,  FASB  Statement  No.  64,  Extinguishments  of Debt Made to  Satisfy
Sinking-Fund  Requirements.  This Statement also rescinds FASB Statement No. 44,
Accounting for Intangible  Assets of Motor Carriers.  This Statement amends FASB
Statement No. 13, Accounting for Leases,  to eliminate an inconsistency  between the  required  accounting  for  sale-leaseback  transactions  and  the  required accounting for certain lease  modifications  that have economic effects that are similar  to  sale-leaseback  transactions.  This  Statement  also  amends  other existing  authoritative  pronouncements to make various  technical  corrections, clarify  meanings,  or describe their  applicability  under changed  conditions.
Statement  No. 145 is effective for fiscal years  beginning  after May 15, 2002.
The Company  believes that this statement will not have a significant  impact on its results of operations or financial position upon adoption.

            In July 2002,  The Financial  Accounting  Standards  Board  ("FASB")
Issued  Statement  146  Accounting  for Costs  Associated  with Exit or Disposal
Activities  ("SFAS 146").  This  Statement  addresses  financial  accounting and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force (EITF) Issue No. 94-3,  "Liability  Recognition  for
Certain  Employee  Termination  Benefits  and  Other  Costs to Exit an  Activity
(including Certain Costs Incurred in a Restructuring)." The principal difference
between  this  Statement  and  Issue  94-3  relates  to  its   requirements  for
recognition  of a  liability  for a cost  associated  with an  exit or  disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal  activity be recognized  when the liability is incurred.  Under
Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's  commitment to an exit plan.  The  provisions of this
Statement are effective for exit or disposal activities that are initiated after
December 31, 2002.  The Company  believes that this new standard will not have a material effect on its results of operations or financial condition.

NOTE  5.     RECLASSIFICATION

            Certain  amounts  from the  prior  year have  been  reclassified  to conform to the current year presentation.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction
------------

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

            Oaktree is a twenty year-old company  specializing in providing cost effective marketing solutions to organizations needing sophisticated information management  tools.  In the past,  these systems were found  principally  only on mainframe and  minicomputer  systems.  Oaktree has developed a sophisticated  PC based relational  database that provides  unlimited  capacity and flexibility to meet today's  demanding  informational  needs.  Oaktree has also  implemented  a state-of-the-art Data Center that incorporates the latest Client/Server based PC architecture.  Oaktree currently manages direct marketing  databases for clients which  contain  over 25 million  customers  that  include a related  100 million transactions.

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

REVENUES AND EXPENSES - OAKTREE SUBSIDIARY

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

            Oaktree had revenues of  $1,399,439  for the three months ended June
30,  2002  compared  to  $1,040,610  for the  comparable  period in 2001,  a 34%
increase.  This increase was due primarily to customers  expanding  their use of
Oaktree's services, including new services such as Product fulfillment,  Lockbox and Call center  operations.  Approximately  $335,000 of revenue is derived from these new services. Oaktree introduced these services in 2001.

            Fulfillment  and materials  costs were $179,828 for the three months ended June 30, 2002  compared to $54,098 for the  comparable  period in 2001,  a
232%  increase.  This  increase was due  primarily to the cost of  operations of
Oaktree's new product fulfillment  facility,  Lockbox and Call center operation, which was developed in 2001.

            Personnel  costs were  $891,632  for the three months ended June 30,
2002  compared to $747,685 for the  comparable  period in 2001, a 19%  increase.
This increase was due primarily to the  development  of an internal  finance and accounting  department  and  personnel  cost  associated  with the new  products offered by Oaktree, which increased staff salaries.

            Selling,  general &  administrative  expenses  were $171,159 for the three months ended June 30, 2002 compared to $271,058 for the comparable  period in 2001, a 37% decrease.  This was due primarily to cost reductions  achieved by implementing  improvements  to internal  policies and  procedures  which reduced unnecessary spending.

            Oaktree had net profits of $153,032  for the three months ended June
30, 2002 compared to a net loss of $32,483 for the comparable  period in 2001, a
571% increase.  This increase was primarily due to increased  sales and internal restructuring of processes and procedures.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

            Oaktree had revenues of $2,823,618 for the six months ended June 30,
2002 compared to $2,010,504 for the  comparable  period in 2001, a 40% increase.
This  increase was due primarily to customers  expanding  their use of Oaktree's services,  including new services such as Product fulfillment,  Lockbox and Call center operations.  Approximately  $668,000 of revenue is derived from these new services. Oaktree introduced these services in 2001.

            Fulfillment  and  materials  costs were  $308,912 for the six months ended June 30, 2002  compared to $60,705 for the  comparable  period in 2001,  a
409%  increase.  This  increase was due  primarily to the cost of  operations of
Oaktree's new product fulfillment  facility,  Lockbox and Call center operation, which was developed in 2001.

            Personnel  costs were  $1,744,637  for the six months ended June 30,
2002 compared to $1,502,206 for the  comparable  period in 2001, a 16% increase.
This increase was due primarily to the  development  of an internal  finance and accounting  department  and  personnel  cost  associated  with the new  products offered by Oaktree, which increased staff salaries.

            Selling, general & administrative expenses were $447,048 for the six months  ended June 30, 2002  compared to $573,603 for the  comparable  period in
2001, a 22%  decrease.  This was due  primarily to cost  reductions  achieved by implementing  improvements  to internal  policies and  procedures  which reduced unnecessary spending.

            Oaktree had net profits of  $316,362  for the six months  ended June
30, 2002 compared to a net loss of $126,847 for the comparable period in 2001, a
349% increase.  This increase was primarily due to increased  sales and internal restructuring of processes and procedures.

INCOME AND EXPENSES NOT ASSOCIATED WITH OAKTREE SUBSIDIARY

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

            The Company's  consolidated  costs and expenses for the three months ended June 30, 2002 aggregated $154,916  consisting of various selling,  general and  administrative  expenses  and other  income of $7,575  compared to $137,812
Selling, general and administrative expenses and other income of $29,552 for the comparable  period  in 2001.  Other  income  consisted  of  interest  earned  on available cash and cash  equivalents.  This decrease in interest  income in 2002 over the 2001 three month period was due  primarily to  decreasing  money market rates earned on cash held by the Company. In combining the Selling,  general and administrative expenses of the Oaktree subsidiary and the company the net profit is reduced to $5,689 for the three month period ended June 30, 2002  compared to a net loss of $140,743 for the comparable period in 2001, a 104% increase.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

            The  company's  consolidated  costs and  expenses for the six months ended June 30, 2002 aggregated $308,667  consisting of various Selling,  general and  administrative  expenses and other  income of $14,602  compared to $276,541
Selling, general and administrative expenses and other income of $61,506 for the comparable  period  in 2001.  Other  income  consisted  of  interest  earned  on available cash and cash  equivalents.  This decrease in interest  income in 2002 over the 2001 six month  period was due  primarily  to  decreasing  money market rates earned on cash held by the Company. In combining the Selling,  general and administrative expenses of the Oaktree subsidiary and the company the net profit is reduced to $22,299 for the six months  ended June 30, 2002  compared to a net loss of $341,882 for the comparable period in 2001, a 106% increase.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents  totaled  $1,714,679 at June
30, 2002 and $2,041,315 at December 31, 2001.  The Company  continues to seek an acquisition or other business  combination;  although no definitive  agreements, arrangements or understandings  have been reached.  Management believes its cash position is sufficient to cover administrative  expenses and current obligations for the foreseeable future.

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

THREE MONTHS ENDED JUNE 30, 2002

            If the Company  continued  amortizing  goodwill the net income would have  decreased by $52,000 or $.01 per share for the three months ended June 30,
2002. The Company  recorded  amortization of goodwill for the three months ended

                                       10

June 30, 2001 of $52,000 if this  standard was adopted as of January 1, 2001 the pro-forma  net loss for the three  months  ended  June 30,  2001 would have been
$88,743 or $.02 per share.

SIX MONTHS ENDED JUNE 30, 2002

            If the Company  continued  amortizing  goodwill the net income would have  decreased  by $104,000 or $.02 per share for the six months ended June 30,
2002.  The Company  recorded  amortization  of goodwill for the six months ended
June 30, 2001 of $104,000 if this standard was adopted as of January 1, 2001 the pro-forma  net loss for the six  months  ended  June 30,  2001  would  have been
$237,880 or $0.06 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily consists of software of approximately  $200,000,  net of accumulated  amortization  of $162,000 at June 30, 2002 and is included in other assets.  Amortization  expense was $35,460 for each of the six months ended June
30, 2002 and 2001. There were no other intangible  assets with indefinite useful lives.

            In January 2002,  the Company  adopted SFAS No. 144,  Accounting for the  Impairment or Disposal of Long Lived Assets ("SFAS 144").  This  supercedes
SFAS No. 121,  Accounting for the  Impairment of Long-Lived  Assets and for Long
Lived Assets to be Disposed of, while retaining many of the requirements of such statement.  There was no  significant  impact on the financial  statements  upon adoption.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April  2002,  the  Financial  Accounting  Standards  Board  ("FASB")  adopted
Statement of Financial  Accounting  Standards 145 Rescission of FASB  Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
("SFAS 145"). This Statement  rescinds FASB Statement No. 4, Reporting Gains and
Losses from  Extinguishment  of Debt, and an amendment of that  Statement,  FASB
Statement  No.  64,   Extinguishments  of  Debt  Made  to  Satisfy  Sinking-Fund
Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for
Intangible  Assets of Motor Carriers.  This Statement  amends FASB Statement No.
13,  Accounting for Leases,  to eliminate an inconsistency  between the required accounting  for  sale-leaseback  transactions  and the required  accounting  for certain  lease  modifications  that have  economic  effects  that are similar to
sale-leaseback   transactions.   This   Statement  also  amends  other  existing
authoritative  pronouncements  to make various  technical  corrections,  clarify meanings,  or describe their applicability  under changed conditions.  Statement
No. 145 is effective for fiscal years  beginning after May 15, 2002. The Company believes that this statement  will not have a significant  impact on its results of operations or financial position upon adoption.

In July 2002, The Financial Accounting Standards Board ("FASB") Issued Statement
146  Accounting for Costs  Associated  with Exit or Disposal  Activities  ("SFAS
146").  This Statement  addresses  financial  accounting and reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues Task
Force  (EITF)  Issue No.  94-3,  "Liability  Recognition  for  Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs  Incurred in a  Restructuring)."  The  principal  difference  between this
Statement  and Issue  94-3  relates to its  requirements  for  recognition  of a liability  for a cost  associated  with  an  exit  or  disposal  activity.  This
Statement  requires  that a  liability  for a cost  associated  with  an exit or disposal  activity be  recognized  when the  liability is incurred.  Under Issue
94-3, a liability  for an exit cost as defined in Issue 94-3 was  recognized  at the date of an  entity's  commitment  to an exit plan.  The  provisions  of this
Statement are effective for exit or disposal activities that are initiated after
December 31, 2002.  The Company  believes that this new standard will not have a material effect on its results of operations or financial condition.

                                       11

PART II.    OTHER INFORMATION

ITEM 6.             Exhibits and Reports on Form 8-K
                    --------------------------------

             (a)    Exhibits

Exhibit No.         Description
-----------         -----------
99.1                Certification of Chief Executive Officer
99.2                Certification of Chief Financial Officer

             (b)    Reports on Form 8-K

                    None

                                       12

                                   SIGNATURES
                                   ----------

            In  accordance  with  the  requirements  of the  Exchange  Act,  the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY INDUSTRIES, INC.

                                    /s/ Maritza Ramirez
                                    -----------------------
                                    Maritza Ramirez, Chief Financial Officer
                                    and duly authorized signatory

Date:  August 12, 2002

                                       13