Form 10QSB
period 2002-09-30
GATEWAY INDUSTRIES INC /DE/
filed 2002-10-31
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   /X/    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
          Act of 1934

                For the quarterly period ended September 30, 2002

   / /    Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _______________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                         33-0637631
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                          Identification No.)

                        150 East 52nd Street, 21st Floor
                               New York, NY 10022
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                  212-813-1500
                           ---------------------------
                (Issuer's Telephone Number, Including Area Code)

Shares of Issuer's Common Stock Outstanding at October 21, 2002:  4,192,024

Transitional Small Business Disclosure Format:  Yes / /  No  /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------                                       -----------

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001...................    2

           Condensed Consolidated Statements
           of Operations - Three Months Ended
           September 30, 2002 and 2001................................    3

           Condensed Consolidated Statements
           of Operations - Nine Months Ended
           September 30, 2002 and 2001................................    4

           Condensed Consolidated Statements
           of Cash Flows - Nine Months Ended

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           Signatures.................................................   13

Part I.    Financial Information
           ---------------------
Item 1.    Condensed Consolidated Financial Statements
           -------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                     ASSETS                                            September 30, 2002  December 31, 2001

     Cash and cash equivalents                                              $  1,791,724    $  2,041,315
     Accounts receivable, net                                                    857,048         863,702
     Prepaid Expenses                                                             92,567          70,590
     Other current assets                                                         36,979          44,602
                                                                            ------------    ------------

            Total current assets                                               2,778,318       3,020,209

     Fixed assets, net                                                           398,040         407,251

     Other assets                                                                201,653         254,843
     Goodwill, net                                                             2,751,288       2,751,288
                                                                            ------------    ------------

             Total assets                                                   $  6,129,299    $  6,433,591
                                                                            ============    ============

                                  Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                                  $    223,472    $    570,218
     Deferred income                                                             226,287         269,735
     Customer deposits                                                            42,887          69,942
     Current portion, capital lease                                                9,709           8,196
                                                                            ------------    ------------

            Total current liabilities                                            502,355         918,091

     Capital lease obligation                                                     18,655          22,781
                                                                            ------------    ------------

            Total liabilities                                                    521,010         940,872
                                                                            ------------    ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                               --              --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,024 shares issued and outstanding at September
         30, 2002 and December 31, 2001, respectively                              4,192           4,192
     Capital in excess of par value                                           11,045,650      11,045,650
     Accumulated deficit                                                      (5,395,649)     (5,511,219)
     Treasury stock, 11,513 shares of common stock, at cost                      (45,904)        (45,904)
                                                                            ------------    ------------

            Total shareholders' equity                                         5,608,289       5,492,719
                                                                            ------------    ------------

            Total liabilities and shareholders' equity                      $  6,129,299    $  6,433,591
                                                                            ============    ============

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months
                                                         Ended September 30,
                                                         2002          2001
                                                         ----          ----
Revenues                                             $ 1,418,896    $ 1,146,449
                                                     -----------    -----------

Costs and expenses
      Fulfillment and materials                          127,649         50,467
      Personnel costs                                    870,910        740,723
      Selling, general and administrative                330,648        552,690
                                                     -----------    -----------

               Total costs and expenses                1,329,207      1,343,880
                                                     -----------    -----------

Operating income or (loss)                                89,689       (197,431)
                                                     -----------    -----------

Other income
     Interest                                              7,274         21,019
     Other income (expenses), net                         (3,691)        (2,952)
                                                     -----------    -----------

               Total other income                          3,583         18,067
                                                     -----------    -----------

Net income (loss)                                    $    93,272    $  (179,364)
                                                     ===========    ===========

Net Income  (loss) per share - basic and diluted     $       .02    $      (.04)
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

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Nine Months
                                                          Ended September 30,
                                                         2002           2001
                                                         ----           ----
Revenues                                             $ 4,242,514    $ 3,156,953
                                                     -----------    -----------

Costs and expenses
      Fulfillment and materials                          436,561        111,173
      Personnel costs                                  2,615,547      2,242,929
      Selling, general and administrative              1,086,363      1,402,833
                                                     -----------    -----------

               Total costs and expenses                4,138,471      3,756,935
                                                     -----------    -----------

Operating income or (loss)                               104,043       (599,982)
                                                     -----------    -----------

Other income
     Interest                                             22,446         82,394
     Other income (expenses), net                        (10,919)        (3,657)
                                                     -----------    -----------

               Total other income                         11,527         78,737
                                                     -----------    -----------

Net income (loss)                                    $   115,570    $  (521,245)
                                                     ===========    ===========

Net Income  (loss) per share - basic and diluted     $       .03    $      (.12)
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                        2002          2001
                                                                                        ----          ----
Cash flows from operating activities:
      Net Income (loss)                                                           $   115,570    $  (521,245)

      Adjustments to reconcile  net income  (loss) to
         net cash used in operating activities:
      Depreciation                                                                     87,060         61,606
      Amortization of goodwill and other intangibles                                   53,190        179,293
      Provision for bad debt                                                             --             --
      Changes in assets and liabilities net of assets and liabilities acquired:
            Accounts receivable                                                         6,654       (523,636)
            Work in process                                                              --           (3,446)
            Prepaid expenses and other                                                (14,354)       (47,829)
            Security deposit                                                             --           39,441
            Accounts payable                                                         (346,746)        91,936
            Deferred income                                                           (43,448)        (8,814)
            Customer deposits                                                         (27,055)       277,708
                                                                                  -----------    -----------

                  Net cash used in operating activities                              (169,129)      (454,986)
                                                                                  -----------    -----------

Cash flows from investing activities:
            Purchase of property, plant, and equipment                                (72,201)       (66,232)
                                                                                  -----------    -----------

            Net cash used in investing activities                                     (72,201)       (66,232)
                                                                                  -----------    -----------

Cash flows from financing activities:
            Payments of obligation on capital lease                                    (8,261)       (11,065)
                                                                                  -----------    -----------

      Net cash used by financing activities                                            (8,261)       (11,065)
                                                                                  -----------    -----------

      Net decrease in cash and cash equivalents                                      (249,591)      (532,283)
      Cash and cash equivalents at beginning of period                              2,041,315      2,604,421
                                                                                  -----------    -----------
      Cash and cash equivalents at end of period                                  $ 1,791,724    $ 2,072,138
                                                                                  ===========    ===========

Supplemental cash flow information:
Cash paid during the year for
      Income taxes                                                                $    12,450    $    60,365
      Interest Expense                                                            $    10,919    $     4,726

Supplemental information:

Oaktree  acquired  $23,953 of assets under a capital lease in 2001 and $5,648 in
2002.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
Note  1.         General

            The  accompanying   unaudited   condensed   consolidated   financial
statements have been prepared in accordance with generally  accepted  accounting principles for interim  financial  information  and with the instruction to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. In the opinion of management,  the accompanying  unaudited  interim  financial  statements  contain all adjustments
(consisting only of normal recurring  accruals) necessary to make such financial statements not misleading.  Results for the nine months ended September 30, 2002 are not  necessarily  indicative of the results that may be expected  either for any other  quarter in the year ending  December  31, 2002 or for the entire year ending  December 31, 2002. For further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the Company's  Annual
Report on Form 10-KSB for the year ended December 31, 2001.

Note  2.         Operations

            Gateway  Industries,   Inc.  (the  "Company")  was  incorporated  in
Delaware  in July 1994.  It  acquired  all of the  outstanding  common  stock of
Oaktree Systems,  Inc.  ("Oaktree") in March 2000.  Oaktree  provides  real-time database  development  consolidation and management  services,  such as database marketing,  Product fulfillment,  subscription fulfillment,  web site design and
maintenance  to  customers.   Such  customers  are  principally   not-for-profit
entities, health care providers and publishers throughout the United States.

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

            Net  Income  (loss)  per share  was  calculated  using the  weighted average number of common shares outstanding. For the three and nine months ended
September 30, 2002 and 2001,  stock options  excluded  from the  calculation  of diluted loss per share were 592,500 and 492,500,  respectively,  as their effect would have been antidilutive. Accordingly, basic and diluted income per share is the same for each of the three and nine  months  ended  September  30,  2002 and
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

Three Months Ended September 30, 2002

            If the Company continued amortizing  goodwill,  the net income would have decreased by $52,000 or $.01 per share for the three months ended September
30, 2002.  The Company  recorded  amortization  of goodwill for the three months ended September 30, 2001 of $52,000.  If this standard was adopted as of January
1, 2001 the  pro-forma  net loss for the three months ended  September  30, 2001 would have been $127,364 or $.03 per share.

Nine Months Ended September 30, 2002

            If the Company continued amortizing  goodwill,  the net income would have decreased by $156,000 or $.04 per share for the nine months ended September
30,  2002.  The Company  recorded  amortization  of goodwill for the nine months ended September 30, 2001 of $156,000. If this standard was adopted as of January
1, 2001 the  pro-forma  net loss for the nine months  ended  September  30, 2001 would have been $365,245 or $.09 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily consists of software of approximately  $183,000,  net of accumulated  amortization  of $180,000 at September  30, 2002 and is included in other assets. Amortization expense was $53,190 for each of the nine months ended
September  30,  2002 and  2001.  There  were no  other  intangible  assets  with indefinite useful lives.

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

Note  6.         Reclassification

            Certain  amounts  from the  prior  year have  been  reclassified  to conform to the current year presentation.

Note  7.         Repurchase of Common Stock

            The Company  approved on September 30, 2002 the repurchase of 10% of the outstanding shares, or approximately 420,000 shares, of the Company's common stock.  Repurchases may be made in open market or in negotiated transactions.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------
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

            Oaktree's  proprietary,  integrated  database  allows  clients  with
e-commerce,  subscription,  product  fulfillment and  fundraising  businesses to utilize  a  single,  customer  focused  database  to do all of  their  marketing promotions and response  analysis.  Clients can track their businesses on a real time basis and make immediate  decisions to adjust marketing  promotions  and/or production  schedules.  We believe  Oaktree's new Internet  initiatives  and the release of its  database  product  DB-Cultivator  will allow us to offer  better
expansion   of   services   to   existing    customers   and   should   generate
quarter-to-quarter growth.

REVENUES AND EXPENSES

Three Months ended  September 30, 2002 compared to three months ended  September
30, 2001.

            The Company had  revenues of  $1,418,896  for the three months ended
September 30, 2002 compared to $1,146,449 for the  comparable  period in 2001, a
24% increase.  This increase was due primarily to customers  expanding their use of  Oaktree's  services,  including  new services  such as Product  fulfillment,
Lockbox and Call center operations. Approximately $315,000 of revenue is derived from these new services. Oaktree introduced these services in 2001.

            Fulfillment  and materials  costs were $127,649 for the three months ended September 30, 2002 compared to $50,467 for the comparable  period in 2001, a 153%  increase.  This  increase was due primarily to the cost of operations of
Oaktree's new Product fulfillment  facility,  Lockbox and Call center operation, which was developed in 2001.

            Personnel  costs were $870,910 for the three months ended  September
30,  2002  compared  to  $740,723  for the  comparable  period  in 2001,  an 18%
increase.  This  increase was due  primarily to the  development  of an internal finance and accounting  department and personnel  cost  associated  with the new products offered by Oaktree, which increased staff salaries.

            Selling, general & administrative expenses were $330,648 for the three months ended  September 30, 2002  compared to $552,690 for the  comparable period  in 2001,  a 40%  decrease.  This was due  primarily  to cost  reductions achieved by implementing  improvements to internal policies and procedures which reduced unnecessary spending.

            Other income &  expenses  were $7,274 and $3,691,  respectively, for the three months ended  September  30, 2002  compared to $21,019 and $2,952, respectively,  for the  comparable  period in 2001,  an 80% net  decrease.  This decrease was primarily due to decreasing  money market rates earned on cash held by the Company.

            The Company had net  profits of $93,272 for the three  months  ended
September 30, 2002 compared to a net loss of $179,364 for the comparable  period in 2001, a 152% increase. This increase was primarily due to increased sales and internal restructuring of processes and procedures.

Nine Months ended September 30, 2002 compared to nine months ended September 30,
2001.

            The Company had  revenues of  $4,242,514  for the nine months  ended
September 30, 2002 compared to $3,156,953 for the  comparable  period in 2001, a
34% increase.  This increase was due primarily to customers  expanding their use of  Oaktree's  services,  including  new services  such as Product  fulfillment,
Lockbox  and Call  center  operations.  Approximately  $1,042,000  of revenue is derived from these new services. Oaktree introduced these services in 2001.

            Fulfillment  and  materials  costs were $436,561 for the nine months ended September 30, 2002 compared to $111,173 for the comparable period in 2001, a 293%  increase.  This  increase was due primarily to the cost of operations of
Oaktree's new Product fulfillment  facility,  Lockbox and Call center operation, which was developed in 2001.

            Personnel  costs were $2,615,547 for the nine months ended September
30,  2002  compared  to  $2,242,929  for the  comparable  period in 2001,  a 17%
increase.  This  increase was due  primarily to the  development  of an internal finance and accounting  department and personnel  cost  associated  with the new products offered by Oaktree, which increased staff salaries.

            Selling,  general &  administrative expenses were $1,086,363 for the nine  months  ended  September  30,  2002  compared  to  $1,402,833  for the comparable

period  in 2001,  a 23%  decrease.  This was due  primarily  to cost  reductions achieved by implementing  improvements to internal policies and procedures which reduced unnecessary spending.

            Other  income and expenses  were $22,446 and $10,919,  respectively, for the nine months  ended  September  30,  2002  compared to $82,394 and 3,657, respectively,  for the  comparable  period in 2001,  an 85% net  decrease.  This decrease was primarily due to decreasing  money market rates earned on cash held by the Company.

            The Company had net  profits of $115,570  for the nine months  ended
September 30, 2002 compared to a net loss of $521,245 for the comparable  period in 2001, a 122% increase. This increase was primarily due to increased sales and internal restructuring of processes and procedures.

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash  and cash  equivalents  totaled  $1,791,724  at
September 30, 2002 and  $2,041,315 at December 31, 2001.  Subsequent to December
31, 2001,  the Company's  cash and cash  equivalents  decreased in the first and second quarters of 2002 due to normal operating expenses and such decreases have been  partially  offset in the third quarter.  The Company  continues to seek an acquisition or other business  combination;  although no definitive  agreements, arrangements or understandings  have been reached.  Management believes its cash position is sufficient to cover administrative  expenses and current obligations for the foreseeable future.

            The Company  approved on September 30, 2002 the repurchase of 10% of the outstanding shares, or approximately 420,000 shares, of the Company's common stock.  Repurchases may be made in open market or in negotiated transactions.

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

Three Months Ended September 30, 2002

            If the Company continued amortizing  goodwill,  the net income would have decreased by $52,000 or $.01 per share for the three months ended September
30, 2002.  The Company  recorded  amortization  of goodwill for the three months ended September 30, 2001 of $52,000.  If this standard was adopted as of January
1, 2001 the  pro-forma  net loss for the three months ended  September  30, 2001 would have been $127,364 or $.03 per share.

Nine Months Ended September 30, 2002

            If the Company continued amortizing  goodwill,  the net income would have decreased by $156,000 or $.04 per share for the nine months ended September
30,  2002.  The Company  recorded  amortization  of goodwill for the nine months ended September 30, 2001 of $156,000. If this standard was adopted as of January
1, 2001 the  pro-forma  net loss for the nine months  ended  September  30, 2001 would have been $365,245 or $0.09 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily  consists of software of  approximately  $183,000 net of accumulated  amortization  of $180,000 at September  30, 2002 and is included in other assets. Amortization expense was $53,190 for each of the nine months ended
September  30,  2002 and  2001.  There  were no  other  intangible  assets  with indefinite useful lives.

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

Item 3.          Controls and Procedures
                 -----------------------

            (a) Evaluation of disclosure controls and procedures

            Within the 90 days  prior to the date of this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure controls and procedures.  Based upon that evaluation,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to  the  Company  (including  its  consolidated subsidiary) required to be included in the Company's periodic SEC filings.

            (b) Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

            (c) Asset-Backed issuers

            Not applicable.

PART II.    OTHER INFORMATION
            -----------------

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

       (a)     Exhibits

Exhibit No.    Description

99.1           Certification of Chief Executive  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act

99.2           Certification of Chief Financial  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act

       (b)     Reports on Form 8-K

               None

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY INDUSTRIES, INC.

                                    /s/ Maritza Ramirez
                                    ----------------------------------------
                                    Maritza Ramirez, Chief Financial Officer
                                    and duly authorized signatory

Date:  October 31, 2002

                                  CERTIFICATION

                            Section 302 Certification

            I, Warren G. Lichtenstein, certify that:

            (1) I have reviewed this quarterly  report on Form 10-QSB of Gateway
            Industries, Inc., a Delaware corporation (the "Registrant");

            (2) Based on my knowledge,  this  quarterly  report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary  to  make  the  statements  made,  in  light  of the circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            (3)  Based on my  knowledge,  the  financial  statements,  and other financial  information  included in this  quarterly  report,  fairly present in all material respects the financial condition, results of operations  and cash flows of the  Registrant  as of,  and for,  the periods presented in this quarterly report;

            (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures
            (as  defined  in  Exchange  Act Rules  13a-14  and  15d-14)  for the
            Registrant and have:

                (a) designed such  disclosure  controls and procedures to ensure that material information relating to the Registrant,  including its  consolidated  subsidiaries,  is made  known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared;

                (b) evaluated the  effectiveness of the Registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the  "Evaluation  Date");
                and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The Registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the Registrant's  auditors and the audit  committee  of  Registrant's  board of  directors  (or persons performing the equivalent functions):

                (a) all  significant  deficiencies in the design or operation of internal  controls which could adversely affect the Registrant's ability to record, process,  summarize and report financial data and have identified for the  Registrant's  auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management
                or  other   employees  who  have  a  significant   role  in  the
                Registrant's internal controls; and

            (6) The Registrant's other certifying  officers and I have indicated
            in this quarterly report whether there were  significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date: October 31, 2002                     By:  /s/ Warren G. Lichtenstein
                                                --------------------------
                                                Warren G. Lichtenstein
                                                Chief Executive Officer

                                  CERTIFICATION

                            Section 302 Certification

            I, Maritza Ramirez, certify that:

            (1) I have reviewed this quarterly  report on Form 10-QSB of Gateway
            Industries, Inc., a Delaware corporation (the "Registrant");

            (2) Based on my knowledge,  this  quarterly  report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary  to  make  the  statements  made,  in  light  of the circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            (3)  Based on my  knowledge,  the  financial  statements,  and other financial  information  included in this  quarterly  report,  fairly present in all material respects the financial condition, results of operations  and cash flows of the  Registrant  as of,  and for,  the periods presented in this quarterly report;

            (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures
            (as  defined  in  Exchange  Act Rules  13a-14  and  15d-14)  for the
            Registrant and have:

                (a) designed such  disclosure  controls and procedures to ensure that material information relating to the Registrant,  including its  consolidated  subsidiaries,  is made  known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared;

                (b) evaluated the  effectiveness of the Registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the  "Evaluation  Date");
                and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The Registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the Registrant's  auditors and the audit  committee  of  Registrant's  board of  directors  (or persons performing the equivalent functions):

                (a) all  significant  deficiencies in the design or operation of internal  controls which could adversely affect the Registrant's ability to record, process,  summarize and report financial data and have identified for the  Registrant's  auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management
                or  other   employees  who  have  a  significant   role  in  the
                Registrant's internal controls; and

            (6) The Registrant's other certifying  officers and I have indicated
            in this quarterly report whether there were  significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date:  October 31, 2002                      By: /s/ Maritza Ramirez
                                                 -------------------
                                                 Maritza Ramirez
                                                 Chief Financial Officer

