Form 10KSB
period 2002-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2003-03-14
CIK 725876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

            Delaware                                    33-0637631
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        150 East 52nd Street, 21st Floor
                            New York, New York 10022
                            ------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 813-1500
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

State issuer's revenues for its most recent fiscal year:  $5,591,099

Based upon the closing  price of the issuer's  Common Stock on February 5, 2003, the aggregate market value of the 2,372,785  outstanding  shares of Common Stock held by non-affiliates of the issuer was $2,610,064.  Solely for the purposes of this calculation,  shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

As of February 6, 2003, 4,192,000 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                                                         PAGE NO.
                                     PART I

Item 4.      Submission of Matters to a Vote
             of Security Holders...............................................7

                                     PART II

Item 5.      Market for Common Equity and
             Related Stockholder Matters.......................................8

Item 6.      Management's Discussion and
             Analysis or Plan of Operation.....................................9

Item 7.      Financial Statements.............................................14

Item 8.      Changes in and Disagreements With
             Accountants on Accounting and
             Financial Disclosure.............................................14

                                    PART III

Item 9.      Directors, Executive Officers, Promoters
             and Control Persons; Compliance With
             Section 16(a) of the Exchange Act................................15

Item 10.     Executive Compensation...........................................17

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management and Related Stockholder Matters............19

Item 12.     Certain Relationships and Related

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

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

            Oaktree  provides a full set of database  marketing  solutions  that cover the full range of customer interaction. These entirely Web based solutions allow  customers  to  manage  their  marketing  promotions  and  the  supporting operational systems from their desktops in a real-time mode. The Internet is the preferred  medium for  providing  information  and reports to our  clients.  All reports,  data  access  and the  status  of  production  jobs are  available  to customers 24 hours a day,  seven days a week simply by accessing  their  desktop browsers. With Oaktree providing a single source solution, all data will reflect a real-time  status,  meaning  that reports  will  reflect  information  that is accurate and up-to-date.  Multiple  levels of security  provide a high degree of data integrity and protection.

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
        o Direct Marketing Database Management
        o Related Product Fulfillment Processing & Management
        o Related E-Commerce Development and Management

        o Related Subscription Processing & Management

            Oaktree's  clients  are  comprised  mostly  of  organizations   with
multi-faceted  marketing  initiatives  frustrated  by  antiquated  marketing and operational  database  systems.  These  clients need to  communicate  with their customers  at a  personal  level with a complete  understanding  of the  current relationships  and their current  interests.  Oaktree's  single source  solution fills this need in a large and growing marketplace.

            Management believes the competitive  marketplace  continues to favor
Oaktree's PC Database and Internet  business model.  Oaktree believes  customers will  aggressively  pursue  solutions that improve  operating  efficiencies  and improve income potential.  Oaktree's products offer opportunities not offered by traditional, mainframe competitors and at a lower price.

OAKTREE'S BUSINESS MODEL & GROWTH STRATEGY

            In  developing  a  single  source  solution,  Oaktree  believes  all customer data must be centralized and integrated into a single database. Oaktree should  not focus  significant  resources  or  capital  to build  the  ancillary functions  needed to complete the marketing  cycle.  These  ancillary  functions include  printing and letter shop,  large volume  remittance  processing,  large volume call center management and large product fulfillment warehousing. Oaktree currently  utilizes  and will  continue  to utilize  subcontracting  vendors who specialize  in these  functions.  However,  they must be  committed to Oaktree's
Web-based,   real-time   reporting   requirements  and  must  utilize  Oaktree's
technology within their organization wherever necessary.  It is Oaktree's belief that this  business  model will offer its clients the highest  level of service, technological excellence and cost effectiveness.

            The business  model should allow Oaktree to grow rapidly and ramp up its  business  without  the need for  large  capital  investments  in  ancillary facilities.  It should also allow Oaktree to implement opportunities quickly and focus its  resources  on systems  development  and customer  services  that have always been its core strengths.

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

o     Large  Health  Publishing  Client - For the last five  years,  Oaktree has managed for a large healthcare publishing client a fully integrated direct marketing database containing over five million customers, subscribers and supporters.  Over this period,  the data managed  regarding  each customer includes financials, subscriptions, product purchases, interests, surveys, overlay  data and a complete  history  of all  mailings  sent.  It is also integrated  with an  E-Commerce  solution  marketing  the  same  products.
      Oaktree also manages an acquisition  programming mailing 25 million pieces each year. Oaktree works as a true partner in the development of marketing strategies  that  utilize  sophisticated  reporting  systems.  Each of its marketing  efforts has shown  considerable  growth  through  the  numerous marketing  initiatives  developed and managed by Oaktree. As a result, the database has grown over 300% since 1996.

o     Large Fundraising  Client - Oaktree was selected as the computer vendor to implement  a National  Information  Management  System  for a ten  million record customer  database.  The client has been an Oaktree  customer since
      1982.  Oaktree  manages all aspects of the  client's  direct mail  program
      including  strategic  planning,   creative,  vendor  selection,   database
      management and campaign management.

            DEPENDENCE ON SIGNIFICANT CUSTOMERS

            During each of the past two fiscal years,  revenues  from  Oaktree's services  to a limited  number of  customers  has  accounted  for a  substantial percentage of Oaktree's total revenue. For the years ended December 31, 2002 and
2001,  Oaktree's three largest customers accounted for approximately 64% and 56%
of Oaktree's revenue, respectively, as follows:

                                                2002           2001
                                                ----           ----

                        Customer A               29%            24%
                        Customer B               19%            21%
                        Customer C               16%            11%

            The Company believes that significant business from a limited number of customers  will  continue to account for a  substantial  portion of Oaktree's revenues in any fiscal period.  In any period the unexpected  loss or decline in net sales from a major customer, or the failure to generate significant revenues from other  customers,  could have a material  adverse  effect on the  Company's financial results.

            COMPETITION

            Oaktree competes in a highly fragmented  industry with many national and local  competitors.  Competition comes from many sources including  database development  companies,  service  bureaus,  and mail  houses.  Many of Oaktree's competitors possess  substantially greater financial,  technical,  marketing and other resources than does Oaktree.

            EMPLOYEES

            As of  January  15,  2003,  Oaktree  employed  57  full-time  and 65 part-time  employees.  None  of the  employees  are  subject  to any  collective bargaining  agreements  and  management  believes  that  its  relationship  with
Oaktree's employees is good. The Company has no other employees.

ITEM 2.     DESCRIPTION OF PROPERTY.

            The Company occupies approximately 2,500 square feet of office space at 150 East 52nd Street, 21st Floor, New York, NY 10022 pursuant to a management agreement  with Steel  Partners,  Ltd.,  an entity  controlled  by the Company's
Chairman and Chief Executive  Officer.  See "Certain  Relationships  and Related
Transactions."  The Company had the non-exclusive  right to use the office space along with Steel Partners, Ltd. and several other entities.

            Oaktree leases the following property:

o           Approximately  11,400  square  feet of office  space at 4462  Middle
            Country  Road,  Calverton,  New York  11933.  The lease  expires  on
            September 30, 2005. Oaktree's senior managers sold their interest in the rental property on October 26, 2001.

o           Approximately  1,650 square feet of office space at 1821  University
            Avenue West, St. Paul, Minnesota 55104. The lease expires on May 31,
            2004.

o           Approximately  16,000 square feet of  warehouse/office  space at 657
            Dowd  Avenue,  Elizabeth,  New Jersey  07206.  This is  currently  a month-to-month arrangement.

The Company  believes that the facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.     LEGAL PROCEEDINGS.

            There is no action, suit,  proceeding,  or investigation pending or, to the  Company's  knowledge,  threatened  against the  Company,  including  any investigation of any governmental authority or body.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On  December  2,  2002,  the  Company  held its  Annual  Meeting  of
Shareholders  for the year ended December 31, 2001 whereby the  shareholders (a)
elected four (4) directors and (b) ratified the  appointment  of Grant  Thornton
LLP as independent accountants of the Company for the fiscal year ended December
31, 2002. The vote on such matters was as follows:

      a)    Election of Directors:

                                                  For            Withheld
                                                  ---            --------
            Warren G. Lichtenstein             3,540,960           4,177
            Jack L. Howard                     3,540,978           4,159
            Gary W. Ullman                     3,540,978           4,159
            Ronald W. Hayes                    3,540,978           4,159

      b)    Ratification of Appointment of Independent Accountants:

                  For                  Against               Abstain
                  ---                  -------               -------
               3,542,836                1,690                  611

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

            The Common Stock of the Company is listed on the OTC Bulletin Board.
The Common Stock  currently  trades under the symbol  "GWAY.OB."  The  following table  sets forth the high and low bid  prices of the  Common  Stock  during the periods indicated as reported by the Bloomberg  Reporting  Service.  Such prices reflect  inter-dealer prices,  without retail mark-up,  mark-down or commissions and may not necessarily represent actual transactions.

                  2001                              High            Low
                  ----                              ----            ---

                  FIRST QUARTER                     1.12            .94
                  SECOND QUARTER                    1.20            .97
                  THIRD QUARTER                     1.20            .98
                  FOURTH QUARTER                    1.20            .98

                  2002
                  ----

                  FIRST QUARTER                     1.20            .98
                  SECOND QUARTER                    1.20            .98
                  THIRD QUARTER                     1.20            .98
                  FOURTH QUARTER                    1.20           1.06

At  February  6, 2003,  there were  approximately  265  holders of record of the
Company's Common Stock.

DIVIDENDS

            The  Company  did not pay any cash  dividends  on its  Common  Stock during  the last two  fiscal  years  and  does  not  anticipate  doing so in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

            The Company had  revenues  of  $5,591,099  for the fiscal year ended
December 31, 2002 compared to $4,397,639  for the  comparable  period in 2001, a
27% increase.  This increase was due primarily to customers  expanding their use of  Oaktree's  services,  including  new services  such as Product  Fulfillment,
Lockbox and Call Center  Operations.  Approximately  $1.4  million of revenue is derived from these new services.  Oaktree  introduced  these  services in August
2001.

            Management  believes  that modest or  constrained  overall  economic growth should  provide  additional  opportunities  to Oaktree as customers  seek improved operating  efficiencies and income potential.  Oaktree's products offer both opportunities at lower costs than traditional, mainframe competitors.

            Currently, five customers account for 76% of Oaktree's revenues.
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

            Oaktree  has  focused  its  marketing   initiatives   toward  direct
marketing  database  management,  related  product  fulfillment  processing  and management,  e-commerce  development and management and subscription  processing and management.

            Fulfillment  and  material  costs were  $595,034 for the fiscal year ended December 31, 2002 compared to $164,839 for the comparable  period in 2001, a 261%  increase.  This  increase was due primarily to the cost of operations of
Oaktree's new Product Fulfillment Facility,  Lockbox and Call Center Operations,
which were introduced in 2001.

            Personnel  costs were  $3,351,469 for the fiscal year ended December
31,  2002  compared  to  $3,109,885  for the  comparable  period in 2001,  an 8%
increase.  This  increase was due  primarily to the increase in personnel  costs associated  with the  Product  Fulfillment  Facility,  Lockbox  and Call  Center
Operations, which were introduced in 2001.

            Selling  general and  administrative  costs were  $1,624,950 for the fiscal year ended  December 31, 2002 compared to $1,943,093  for the  comparable period  in  2001,  a 16%  decrease.  This  decrease  was  primarily  due to cost reductions  achieved  by  implementing  improvements  to internal  policies  and procedures  which reduced  unnecessary  spending.  The adoption of SFAS No. 142;
Goodwill  and  Other  Intangible  Assets  ("SFAS  142")  also  reduced  costs by
$208,000.

            Other  income and expenses  were $27,317 and $12,885,  respectively, for the fiscal  year ended  December  31,  2002  compared to $92,876 and $4,112, respectively,  for the  comparable  period in 2001,  an 84% net  decrease.  This decrease was primarily due to decreasing  money market rates earned on cash held by the Company.

            The  Company  had net  profits of $34,078  for the fiscal year ended
December 31, 2002 compared to a net loss of $731,414 for the  comparable  period in 2001, a 105%  increase.  This increase was  primarily due to cost  reductions achieved by implementing  improvements to internal policies and procedures which reduced unnecessary spending. The adoption of SFAS 142 also represented $208,000 in additional net profits.

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

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash  and cash  equivalents  totaled  $1,844,512  at
December 31, 2002,  compared with  $2,041,315 at December 31, 2001. The decrease in cash resulted  primarily  from the Company's  normal  operating  expenses and working  capital  requirements  during  2002.  The Company  continues to seek an acquisition or other business  combination;  although no definitive  agreements, arrangements  or  understandings  have been  reached.  Management  believes  the
Company's  cash  position is  sufficient  to cover  administrative  expenses and current obligations for the foreseeable future.

Contractual Obligations and Commercial Commitments

                                                            Payments Due by Period
Contractual Cash Obligations          Total     Less than 1 year   1-3 years   4 - 5 years   After 5 years
----------------------------          -----     ----------------   ---------   -----------   -------------
Long Term Debt                        0
Capital Lease Obligations             $ 26,175     $ 10,010         $ 16,165
Operating Leases                      $622,955     $239,956         $382,999
Unconditional Purchase Obligations    0
Other Long Term Obligations           0
Total Contractual Cash Obligations    $649,130     $249,966         $399,164

CRITICAL ACCOUNTING POLICIES

The  preparation of financial  statements and related  disclosures in conformity with accounting  principles accepted in the United States requires management to make judgments,  assumptions,  and estimates that affect the amounts reported in the  Consolidated  Financial  Statements and accompanying  notes.  Note B to the
Consolidated  Financial  Statements  in the Annual Report on Form 10-KSB for the
fiscal  year ended  December  31,  2002  describes  the  significant  accounting policies  and methods  used in the  preparation  of the  Consolidated  Financial
Statements.  Estimates are used for, but not limited to, the  accounting for the allowance for doubtful  accounts and goodwill  impairments,  contingencies,  and other special  charges and taxes.  Actual results could differ  materially  from these  estimates.  The  following  critical  accounting  policies  are  impacted significantly by judgments,  assumptions,  and estimates used in the preparation of the Consolidated Financial Statements.

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
These additional service revenues are transactional  based, or earned based upon the volume of  transactions  performed by the Company at rates  specified in its contracts.

            Income Tax

            As of  December  31,  2002,  the  Company  had  net  operating  loss carryforwards available to reduce future federal and state taxable income. These net operating loss carryforwards are carried on the Company's balance sheet as a deferred  tax  asset,  but due to the  uncertainty  surrounding  the  timing  of realizing  the benefits of its deferred tax assets from its net  operating  loss carryforwards  in future  years,  the  Company  has  recorded  a 100%  valuation allowance  against its  deferred  tax  assets.  Financial  Accounting  Statement
Standard No. 109,  "Accounting  for Income Taxes"  ("SFAS 109")  requires that a valuation  allowance be setup to reduce a deferred tax asset to the extent it is more  likely than not that the related tax  benefits  will not be  realized.  In order for a company to realize the tax benefits  associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods.

GOODWILL IMPAIRMENT

            Our long-lived assets include goodwill of approximately $2.8 million as of December 31, 2002. We adopted SFAS 142 on January 1, 2002. We did not find that goodwill was impaired upon the adoption of SFAS 142 in connection  with the transition  impairment  test,  which was  completed  February  25,  2002 and the impairment  test  that we  completed  during  the  fourth  quarter  of 2002.  No adjustment to the carrying value of goodwill was required. Any impairment losses recorded in the future  could have a material  adverse  impact on our  financial conditions and results of operations.

            If the Company continued amortizing goodwill,  net income would have decreased by $208,000 or $0.05 per share for the fiscal year ended  December 31,
2002. The Company  recorded  amortization  of goodwill for the fiscal year ended
December  31, 2001 of  $208,000.  If this  standard was adopted as of January 1,
2001,  the pro-forma net loss for the fiscal year ended  December 31, 2001 would have been $523,414 or $0.12 per share.

            There  has been no  change to the  carrying  value of the  Company's goodwill  since January 1, 2002.  The  Company's  intangible  assets  subject to amortization  primarily  consists of software of  approximately  $165,000 net of accumulated  amortization  of $198,000  at December  31, 2002 and is included in other  assets.  Amortization  expense was $71,000 for each of the twelve  months ended  December 31, 2002 and 2001.  There were no other  intangible  assets with indefinite useful lives.

NEW ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the Financial  Accounting  Standards  Board ("FASB")
adopted Statement of Financial  Accounting Standards SFAS 145 Rescission of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections  SFAS 145. This  Statement  rescinds FASB Statement No. 4, Reporting
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

            In July 2002, the Financial  Accounting  Standards Board FASB issued
Statement 146,  Accounting for Costs Associated with Exit or Disposal Activities
SFAS 146. This Statement addresses financial  accounting and reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues Task
Force  (EITF)  Issue No.  94-3,  "Liability  Recognition  for  Certain  Employee
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

            In December  2002,  the Financial  Accounting  Standards  Board FASB
issued  Statement 148,  Accounting for Stock Based  Compensation  Transition and
Disclosure.  This Statement amends FASB Statement No. 123,  Accounting for Stock
Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation  and the  effect  of the  method  used on  reporting  results.  The transition  guidance  and annual  disclosure  provisions  of  Statement  148 are effective  for fiscal  years  ending  after  December  15,  2002,  with  earlier
application   permitted  in  certain   circumstances.   The  interim  disclosure
provisions are effective for financial reports containing  financial  statements for interim periods  beginning after December 15, 2002.  Under the provisions of
Statement  123 that remain  unaffected  by Statement  148,  companies may either recognize  expenses  on a fair value  based  method in the income  statement  or disclose the pro forma  effects of that method in the footnotes to the financial statements.  The  Company  is still  assessing  this new  standard  but does not believe  that it will have a  material  effect on its  results of  operation  or financial condition upon adoption.

CERTAIN CONSIDERATIONS

WHILE THE COMPANY HAS A NET PROFIT IN 2002, IT HAD A NET LOSS IN 2001

            The  Company  had net  profits of $34,078  for the fiscal year ended
December 31, 2002. However,  profit was due in part to the adoption of SFAS 142.
In addition,  during  fiscal 2001,  the Company had a net loss of $731,414.  The
Company is not able to predict whether it will be profitable in the future.

THE COMPANY DEPENDS ON SIGNIFICANT CUSTOMERS

            During each of the past two fiscal years,  revenues  from  Oaktree's services  to a limited  number of  customers  has  accounted  for a  substantial percentage of Oaktree's total revenue. For the years ended December 31, 2002 and
2001,  Oaktree's three largest customers accounted for approximately 64% and 56%
of Oaktree's revenue, respectively, as follows:

                                              2002          2001
                                              ----          ----

                        Customer A            29%           24%
                        Customer B            19%           21%
                        Customer C            16%           11%

            The Company believes that significant business from a limited number of customers  will  continue to account for a  substantial  portion of Oaktree's revenues in any fiscal period.  In any period the unexpected  loss or decline in net sales from a major customer, or the failure to generate significant revenues from other  customers,  could have a material  adverse  effect on the  Company's financial results.

THE COMPANY DEPENDS ON THE INTERNET

            Oaktree's  database and marketing  solutions are entirely Web based.
The  technology  required to provide  Internet and IT  professional  services is rapidly  evolving.  Significant  technological  changes  could render  Oaktree's existing products and services obsolete. To be successful, Oaktree must adapt to this rapidly  changing  technology  environment  by  continually  improving  the responsiveness,  functionality and features of its products and services to meet customers' needs. If Oaktree is unable to respond to technological  advances and conform to emerging industry  standards in a cost-effective and timely basis, it may render Oaktree's  existing products and services obsolete which could have a material and adverse  affect on Oaktree's and the Company's  financial  position and results of operation.

ITEM 7.     FINANCIAL STATEMENTS.

            See the Company's financial statements beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The  following  sets  forth the  name,  address,  present  principal
occupation,   employment  and  material  occupations,   positions,  offices  and
employment  for the past  five  years  and ages as of  February  6, 2003 for the executive  officers  and  directors  of the  Company.  Members  of the  Board of
Directors  shall serve until the next annual meeting of  stockholders  and until their respective successors shall have been duly elected and qualified.

NAME                                           AGE          POSITION

Warren G. Lichtenstein                          37      Director
c/o Steel Partners II, L.P.                             Chairman of the Board
150 East 52nd Street, 21st Floor                        Chief Executive Officer
New York, NY  10022

Jack L. Howard                                  41      Director
c/o Mutual Securities, Inc.                             Vice President
150 East 52nd Street, 21st Floor
New York, NY  10022

Ronald W. Hayes                                 65      Director
810 Saturn Street
Suite 16-432
Jupiter, FL  33477-4398

Gary W. Ullman                                  61      Director
420 Woodland Acres Crescent
Maple, Ontario Canada L6A1G2

James Henderson                                 45      President
c/o Steel Partners, Ltd.
150 East 52nd Street, 21st Floor
New York, NY  10022

Maritza Ramirez                                 42      Chief Financial Officer
c/o Oaktree Systems, Inc.
657 Dowd Avenue
Elizabeth, NJ  07201

Steven Wolosky                                  47      Secretary
c/o Olshan Grundman Frome Rosenzweig
& Wolosky LLP
505 Park Avenue
New York, NY  10022

            WARREN G.  LICHTENSTEIN has served as a director and Chief Executive
Officer of the Company  since 1994 and as Chairman of the Board since 1995.  Mr.
Lichtenstein has served as the Chairman of the Board, Secretary and the Managing
Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P.
("Steel") since January 1, 1996.  Prior to such time, Mr.  Lichtenstein  was the
Chairman and a director of Steel  Partners,  Ltd., the general  partner of Steel
Partners  Associates,  L.P.,  which was the general partner of Steel,  from 1993 until  prior to January  1,  1996.  Mr.  Lichtenstein  was the  acquisition/risk arbitrage analyst at Ballantrae Partners, L.P., a private investment partnership
formed  to  invest  in  risk  arbitrage,   special  situations  and  undervalued
companies,  from 1988 to 1990.  Mr.  Lichtenstein  has served as a  director  of
WebFinancial  Corporation,  a consumer and commercial lender,  since 1996 and as its President and Chief Executive Officer since December 1997. Mr.  Lichtenstein has served as a director of SL  Industries,  Inc.,  a designer  and  producer of proprietary  advanced  systems  and  equipment  for the power  and data  quality industry, from 1993 to 1997 and since January 2002. He has served as Chairman of the Board and Chief  Executive  Officer of SL  Industries,  Inc.  since February
2002.  Mr.  Lichtenstein  has served as a director and the  President  and Chief
Executive  Officer of Steel  Partners,  Ltd., a management and advisory  company that provides  management services to Steel and other affiliates of Steel, since
June 1999 and as its Secretary and Treasurer  since May 2001. He has also served as Chairman of the Board of  Directors  of  Caribbean  Fertilizer  Group Ltd., a
private  company  engaged in the production of  agricultural  products in Puerto
Rico and Jamaica,  since June 2000. Mr.  Lichtenstein  is also a director of the following  publicly  held  companies:  Puroflow  Incorporated,  a  designer  and manufacturer  of  precision  filtration  devices;  ECC  International  Corp.,  a
manufacturer  and  marketer  of  computer-controlled   simulators  for  training
personnel to perform  maintenance and operator  procedures on military  weapons;
and United Industrial Corporation, a designer and producer of defense, training, transportation and energy systems.

            JACK L. HOWARD has served as Vice  President  of the  Company  since
December 2001 and as a director since May 1994.  From September 1994 to December
2001, Mr. Howard served as President of the Company. For more than the past five years, Mr. Howard has been a registered principal of Mutual Securities,  Inc., a registered  broker-dealer.  Mr. Howard has served as a director of  WebFinancial
Corporation since 1996 and as its Vice President since December 1997. Mr. Howard is a  director  of Pubco  Corporation,  a  printing  supplies  and  construction equipment manufacturer and distributor.

            RONALD W. HAYES has served as a director  of the  Company  since May
1993. For more than the past five years, Mr. Hayes has been the owner of Lincoln
Consultors & Investors, Inc., an investing and consulting firm.

            GARY W. ULLMAN has served as a director of the Company since October
2000.  Mr.  Ullman has been Chairman and Chief  Executive  Officer of HMR Foods,
Inc., a food conglomerate in the home meal replacement business, since September
2002.  From January 1998 to September  2002,  Mr. Ullman served as President and
Chief  Executive  Officer  of  Unitron,  Inc.,  a  designer,   manufacturer  and
distributor  of hearing  aids.  From June 1996 to January  1998,  Mr. Ullman was
Chief  Executive  Officer  of  Fluid  Packaging,   a  contract  manufacturer  of
pharmaceuticals  and beauty  products.  Prior to 1996,  Mr. Ullman served for 26 years as Chief  Executive  Officer of CCL  Industries,  Inc., a manufacturer  of consumer products, containers and labels.

            JAMES R.  HENDERSON  has served as  President  of the Company  since
December 2001. Mr.  Henderson has served as a Vice President of Steel  Partners,
Ltd., a management and advisory company, since March 2002. Steel Partners,  Ltd.
has provided  management  services to Steel and its affiliates since March 2002.
Mr.  Henderson  served as a Vice  President  of Steel  Partners  Services,  Ltd.
("SPS"), a management and advisory company, from August 1999 through March 2002.

SPS provided  management  services to Steel and other  affiliates of Steel until
March 2002,  when Steel  Partners,  Ltd.  acquired the rights to provide certain management services from SPS. He has also served as Vice President of Operations of WebFinancial  Corporation since September 2000. Mr. Henderson has served as a director since December 1999 and acting Chief Executive  Officer since July 2002 of ECC  International  Corp. He has served as a director of SL Industries,  Inc.
since  January  2002.  From 1996 to July 1999,  Mr.  Henderson  was  employed in various positions with Aydin Corporation,  a  defense-electronics  manufacturer, which included tenure as President and Chief Operating Officer from October 1998 to June 1999. Prior to his employment with Aydin Corporation,  Mr. Henderson was employed  as an  executive  with UNISYS  Corporation,  an  e-business  solutions provider.

            MARITZA RAMIREZ has served as Chief Financial Officer of the Company since May 2002 and as Chief  Financial  Officer of Oaktree  Systems,  Inc.,  the
Company's  operating  subsidiary,  since August 2001. From February 2001 to July
2001, Ms. Ramirez served as Vice President of Finance and  Administration of MDM
Technologies,  Inc., a direct mail and  marketing  company that was  principally controlled by the Company's Chief Executive Officer and Chairman.  From November
1999 to  February  2001,  she  served as a Vice  President  of  Finance of Edgix
Corporation,  a start-up global Internet  content delivery  Company.  From April
1998 to November 1999, she was a financial  business  development  consultant to numerous start-up corporations.  From November 1988 to April 1998, she served as
Director of Finance and the Controller of Radio-Active  Media,  Inc., a national radio syndication and public company (a division of Jacor Communications, Inc.).
Ms.  Ramirez  has  over 15 years  of  experience  in  financial  management  and accounting system implementations of start-ups and small to midsize companies.

            STEVEN  WOLOSKY has served as  Secretary  of the  Company  since May
2002.  For more than the past five  years,  Mr.  Wolosky  has been a partner  of
Olshan Grundman Frome Rosenzweig & Wolosky LLP, counsel to the Company.  Mr.
Wolosky is also a director of SL Industries, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section  16(a) of the  Securities  Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who own more than 10% of a  registered  class  of the  Company's  equity  securities,  to file  with  the
Securities  and  Exchange  Commission  (the  "Commission")  initial  reports  of ownership  and reports of changes in  ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission's  regulations to furnish the Company with copies of all Section  16(a) forms they file.  Based  solely upon a review of copies of such forms  received by it, or written  representation  from  certain  reporting persons,  the Company believes,  during the fiscal year ended December 31, 2002, that there was compliance with all Section 16(a) filing requirements  applicable to its officers,  directors and 10% shareholders.  However, the Company has been made aware that an  employee  of Oaktree  who became a 10%  shareholder  in 2000 failed to file a Form 3 reporting  his  beneficial  ownership and failed to file the  requisite  Section  16(a)  filings to report the transfer of certain  stock options to employees of Oaktree in 2001.

ITEM 10.    EXECUTIVE COMPENSATION.

            The  following   table  sets  forth   information   concerning   the
compensation  paid by the  Company  to the Chief  Executive  Officer  during the fiscal years ended  December  31, 2002,  2001,  and 2000.  No executive  officer received annual  compensation in excess of $100,000 during the fiscal year ended
December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                    Long Term
                                                                                      Compensation
                                                                                        Awards
                                        Fiscal         Salary       Bonus($)          Securities
Name and Principal Position             Year              Compensation           Underlying Options
---------------------------             ----              ------------           ------------------

Warren  G. Lichtenstein                 2002             --           --                  --
Chairman                                2001             --           --                50,000
and Chief Executive Officer             2000             --           --                  --

OPTION GRANTS IN LAST FISCAL YEAR

            No options were awarded to Mr.  Lichtenstein  during the fiscal year ended  December 31, 2002.  The following  table sets forth  certain  information regarding  unexercised stock options held by Mr. Lichtenstein as of December 31,
2002.

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
                                      Shares                             Unexercised Options at              Options at
                                     Acquired             Value                FY-End (#)                  FY-End ($) (1)
                                        on              Realized
Name                               Exercise (#)            ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------------

Warren G. Lichtenstein                   0                  0               83,333/16,667                        0/0

-----------
     (1) Based on the market value,  as reported on the OTC Bulletin  Board,  of
         $1.20 per share of Common  Stock at  December  31,  2002 and a weighted average exercise price of $2.38 per share.

DIRECTOR COMPENSATION

            Directors  who are not  employees  or  officers  of the  Company are granted  options to purchase  2,000  shares upon  appointment  to the  Company's
Board, and options to purchase 2,000 shares on the day of each annual meeting of shareholders in which such director is elected or re-elected to office.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

            The following  table sets forth  information  as of February 5, 2003 regarding the beneficial  ownership of the Company's Common Stock by each person known by the Company to own  beneficially  more than 5% of the Common Stock,  by each  director  and  the  Chief  Executive  Officer,  individually,  and  by all directors and executive officers as a group.

     Name and Address                               Amount and Nature of         Percent
     of Beneficial Owner                            Beneficial Ownership       of Class (1)
     -------------------                            --------------------       ------------

     Steel Partners II, L.P.
     150 East 52nd Street, 21st Floor
     New York, NY  10022                                  1,674,208                39.94%

     Warren G. Lichtenstein
     c/o Steel Partners II, L.P.
     150 East 52nd Street, 21st Floor
     New York, NY  10022                                  1,799,093(2)             42.08%

     Ronald W. Hayes
     810 Saturn Street
     Suite 16-432
     Jupiter, FL  33477-4398                                110,840(3)              2.61%

     Jack L. Howard
     c/o Mutual Securities, Inc.
     150 East 52nd Street, 21st Floor
     New York, NY  10022                                    179,387(4)              4.16%

     Gary W. Ullman
     420 Woodland Acres Crescent
     Maple, Ontario Canada                                   17,000(5)              *

     George Soros
     Soros Management LLC
     888 Seventh Avenue
     New York, NY 10022                                     827,716(6)             19.75%

     Frank Mackay, Jr.
     c/o Oaktree Systems, Inc.
     4462 Middle Country Road
     Calverton, NY  11933-1185                              469,120(7)             11.02%

     All directors and executive officers as a
     group (six persons)(8)                               2,151,320                47.55%

                                       19

     ---------------------------------------
     *Less than 1%

(1)  A person is deemed to be the beneficial owner of voting securities that can be  acquired  by such  person  within 60 days after  February  5, 2003 upon exercise of options,  warrants or convertible  securities.  Each beneficial owner's  percentage  ownership  is  determined  by assuming  that  options, warrants or  convertible  securities  that are held by such person (but not those held by any other person) and that are currently  exercisable  (i.e., that are  exercisable  within 60 days  after  February  5,  2003) have been exercised.  Unless  otherwise  noted, the Company believes that all persons named in the table have sole voting and  investment  power with  respect to all shares beneficially owned by them.

(2)  Consists of (i) 1,674,208  shares of Common Stock owned  directly by Steel,
     (ii) 41,552 shares of Common Stock owned directly by Mr. Lichtenstein,  and
     (iii) 83,333  shares of Common Stock  issuable upon the exercise of options within  60 days of  February  5,  2003  granted  to Mr.  Lichtenstein.  Mr.
     Lichtenstein  is the sole managing  member of the general partner of Steel.
     Mr.  Lichtenstein  disclaims  beneficial  ownership of the shares of Common
     Stock  owned  by Steel  except  to the  extent  of his  pecuniary  interest therein.

(3)  Consists of (i) 32,340 shares of Common Stock owned  directly by Mr. Hayes,
     (ii) 16,000  shares of Common Stock owned by Mr. Hayes'  spouse,  and (iii)
     62,500 shares of Common Stock  issuable upon the exercise of options within
     60 days of February 5, 2003 granted to Mr. Hayes.

(4)  Consists of (i) 44,420 shares of Common Stock owned directly by Mr. Howard,
     (ii) 5,800  shares of Common  Stock owned by JL Howard,  Inc., a California corporation  controlled by Mr.  Howard,  (iii) 5,000 shares of Common Stock held by Mr.  Howard in joint  tenancy  with his  spouse,  and (iv)  124,167 shares of Common Stock issuable upon the exercise of options within 60 days of February 5, 2003 granted to Mr. Howard.

(5)  Consists of 17,000  shares of Common  Stock  issuable  upon the exercise of options within 60 days of February 5, 2003.

(6)  As reported in the shareholder's most recent Schedule 13D.

(7)  Consists  of (i)  405,840  shares of Common  Stock  owned  directly  by Mr.
     Mackay,  and (ii) 63,280 shares of Common Stock  issuable upon the exercise of options  within 60 days of February 5, 2003. Mr. Mackay is the President of Oaktree. These shares and options were issued to Mr. Mackay on March 21,
     2000 in connection with the acquisition of Oaktree by the Company.

(8)  Includes  the shares and options  shown in  footnotes  (2) to (5) above and
     45,000 shares of Common Stock  issuable upon the exercise of options within
     60  days  of  February  5,  2003  held by  executive  officers  who are not specifically named in the security ownership table.

EQUITY COMPENSATION PLAN INFORMATION

            The  following  table sets forth certain  information  regarding the
Company's equity compensation plans.

                                        Number of                                   Number of securities
                                     securities to be         Weighted-            remaining available for
                                        issued upon       average exercise      future issuance under equity
                                        exercise of           price of              compensation plans
                                        outstanding         outstanding            (excluding securities
                                         options              options             reflected in column (a))
Plan Category                              (a)                   (b)                         (c)
-------------                              ----                  ---                         ---
Equity compensation                      794,000                $2.38                      56,000
plans approved by security
holders(1)

Equity compensation                            0                    0                           0
plans not approved by
security holders

Total                                    794,000                $2.38                      56,000
--------------------
(1)  Consists of Amended and Restated 1990 Incentive  Stock Option Plan and 1990
     Nonstatutory Stock Option Plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Pursuant  to a  Management  Agreement  unanimously  approved  by the
Company's  disinterested  directors,   Steel  Partners  Services,  Ltd.  ("SPS")
provided the Company with office space and certain  management,  consulting  and advisory  services.  The Management  Agreement is automatically  renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written  notice.  The  Management  Agreement also provides that the Company shall  indemnify,  save and hold SPS harmless  from and against any  obligation, liability,  cost or damage  resulting  from SPS's actions under the terms of the
Management  Agreement,  except to the extent  occasioned by gross  negligence or willful misconduct of SPS's officers,  directors or employees.  In consideration of the services  rendered by SPS,  the Company paid to SPS a fixed  monthly fee, adjustable annually upon agreement of the Company and SPS, totaling $280,000 per annum.  The Company  believes that the cost of obtaining the type and quality of services  rendered by SPS under the  Management  Agreement was no less favorable than the cost at which the Company could obtain from unaffiliated  entities. SPS is owned by an entity which is controlled by Warren Lichtenstein,  the Company's
Chairman of the Board and Chief  Executive  Officer.  As of March 26, 2002,  the
Management Agreement described above was assigned by SPS to Steel Partners, Ltd.
("SPL") and the employees of SPS became employees of the Steel Partners Services
Division of SPL. Warren  Lichtenstein,  the Company's  Chairman of the Board and
Chief Executive  Officer,  is an affiliate of SPL based on his ownership of SPL, directly  and  through  Steel,  and by  virtue  of his  positions  as  Chairman,
President  and Chief  Executive  Officer of SPL.  Mr.  Lichtenstein  is the sole managing  member of the general  partner of Steel.  Mr.  Lichtenstein  disclaims beneficial ownership of the shares of Common Stock of SPL owned by Steel (except to the extent of his pecuniary interest in such shares of Common Stock).  During fiscal  2001,  SPS  received  fees of $280,000  from the  Company  for  services rendered under the Management Agreement. These payments represented in excess of five percent of the Company's consolidated gross revenues and SPS's consolidated gross revenues during fiscal 2001. During fiscal 2002, SPS and SPL received fees
of  $70,000  and  $210,000,   respectively,  for  services  rendered  under  the
Management  Agreement.  These payments in the aggregate represented in excess of five percent of the Company's  consolidated  gross revenues for the fiscal year.
The  payments to each of SPS and SPL  represented  in excess of five  percent of
SPS's and SPL's consolidated gross revenues, respectively, for the fiscal year.

            Until July 26,  2001,  the  products  and  services of Oaktree  were marketed,  in part, by MDM Technologies ("MDM"), an entity which was principally controlled by the Company's Chief Executive Officer and Chairman,  pursuant to a reciprocal  agency  agreement,  dated  March 21,  2000.  During  the year  ended
December  31,  2001,  the  Company  had  sales to MDM of  $86,235  and  accounts receivable  from MDM of $86,235.  During 2001,  the Company phased out the joint marketing arrangement with MDM and developed internal marketing  strategies.  No sales were made to MDM during the year ended  December  31, 2002 and the Company had no outstanding receivables from MDM for the year ended December 31, 2002.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)         Exhibits

            See exhibits index immediately following the signature page.

(b)         Reports on Form 8-K:

            None

ITEM 14.    CONTROLS AND PROCEDURES.

      (a) Evaluation of disclosure controls and procedures

            Within the 90 days  prior to the date of this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure controls and procedures.  Based upon that evaluation,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to  the  Company  (including  its  consolidated subsidiary)  required  to be  included  in  the  Company's  periodic  Commission filings.

      (b) Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      (c) Asset-backed issuers

            Not applicable.

                                   SIGNATURES

            In accordance  with Section 13 or 15(d) of the  Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GATEWAY INDUSTRIES, INC.

                                                 Date: March 10, 2003

                                                 By /s/ James R. Henderson
                                                    ------------------------
                                                    James R. Henderson,
                                                    President

                                Power of Attorney

            Gateway  Industries,  Inc.  and each of the  undersigned  do  hereby appoint James R. Henderson and Warren G. Lichtenstein,  and each of them singly, its or his true and lawful attorney to execute on behalf of Gateway  Industries,
Inc. and the  undersigned  any and all  amendments  to the Annual Report on Form
10-KSB and to file the same with all  exhibits  thereto and other  documents  in connection therewith, with the Securities and Exchange Commission.

            In accordance with the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

            /s/ Warren G. Lichtenstein          Date: March 10, 2003
            --------------------------
            Warren G. Lichtenstein,
            Chairman of the Board and
            Chief Executive Officer
            (principal executive officer)

            /s/ Maritza Ramirez                 Date: March 10, 2003
            -------------------
            Maritza Ramirez,
            Chief Financial Officer
            (principal financial and
            accounting officer)

            /s/ Jack L. Howard                  Date: March 10, 2003
            ------------------
            Jack L. Howard,
            Director

            /s/ Ronald W. Hayes                 Date: March 10, 2003
            -------------------
            Ronald W. Hayes,
            Director

                                                Date: March 10, 2003
            -------------------
            Gary W. Ullman
            Director

                                  CERTIFICATION
                            Section 302 Certification

I, Warren G. Lichtenstein, certify that:

            1.   I have  reviewed  this annual  report on Form 10-KSB of Gateway
                 Industries, Inc., a Delaware corporation (the "Registrant");

            2.   Based on my knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the  statements  made,  in light of the circumstances  under  which  such  statements  were  made,  not misleading  with  respect to the period  covered by this annual report;

            3.   Based on my  knowledge,  the  financial  statements,  and other financial  information  included in this annual report,  fairly present  in all  material  respects  the  financial  condition, results of operations  and cash flows of the  Registrant as of, and for, the periods presented in this annual report;

            4.   The   Registrant's   other   certifying   officers  and  I  are
                 responsible  for   establishing   and  maintaining   disclosure
                 controls  and  procedures  (as  defined in  Exchange  Act Rules
                 13a-14 and 15d-14) for the Registrant and have:

                 a)   designed such disclosure controls and procedures to ensure that  material  information  relating  to the  Registrant, including its consolidated subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this annual report is being prepared;
                 b)   evaluated the effectiveness of the Registrant's disclosure controls and  procedures as of a date within 90 days prior to the  filing  of this  annual  report  (the  "Evaluation
                      Date"); and
                 c)   presented in this annual report our conclusions  about the effectiveness  of the  disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The  Registrant's   other   certifying   officers  and  I  have
                 disclosed,   based  on  our  most  recent  evaluation,  to  the
                 Registrant's  auditors and the audit  committee of Registrant's board  of  directors  (or  persons  performing  the  equivalent functions):

                 a)   all significant deficiencies in the design or operation of
                      internal   controls  which  could  adversely   affect  the
                      Registrant's  ability to  record,  process  summarize  and
                      report   financial  data  and  have   identified  for  the
                      Registrant's  auditors any material weaknesses in internal controls; and
                 b)   any  fraud,   whether  or  not  material,   that  involves
                      management or other employees who have a significant  role in the Registrant's internal controls; and

            6.   The Registrant's other certifying officers and I have indicated
                 in this annual report whether there were significant changes in internal controls or in other factors that could  significantly affect  internal  controls  subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       March 7, 2003                        By: /s/  Warren G. Lichtenstein
                                                     ---------------------------
                                                     Warren G. Lichtenstein
                                                     Chief Executive Officer

                                  CERTIFICATION
                            Section 302 Certification

I, Maritza Ramirez, certify that:

            1.   I have  reviewed  this annual  report on Form 10-KSB of Gateway
                 Industries, Inc., a Delaware corporation (the "Registrant");

            2.   Based on my knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the  statements  made,  in light of the circumstances  under  which  such  statements  were  made,  not misleading  with  respect to the period  covered by this annual report;

            3.   Based on my  knowledge,  the  financial  statements,  and other financial  information  included in this annual report,  fairly present  in all  material  respects  the  financial  condition, results of operations  and cash flows of the  Registrant as of, and for, the periods presented in this annual report;

            4.   The   Registrant's   other   certifying   officers  and  I  are
                 responsible  for   establishing   and  maintaining   disclosure
                 controls  and  procedures  (as  defined in  Exchange  Act Rules
                 13a-14 and 15d-14) for the Registrant and have:

                 a)   designed such disclosure controls and procedures to ensure that  material  information  relating  to the  Registrant, including its consolidated subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this annual report is being prepared;
                 b)   evaluated the effectiveness of the Registrant's disclosure controls and  procedures as of a date within 90 days prior to the  filing  of this  annual  report  (the  "Evaluation
                      Date"); and
                 c)   presented in this annual report our conclusions  about the effectiveness  of the  disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The  Registrant's   other   certifying   officers  and  I  have
                 disclosed,   based  on  our  most  recent  evaluation,  to  the
                 Registrant's  auditors and the audit  committee of Registrant's board  of  directors  (or  persons  performing  the  equivalent functions):

                 a)   all significant deficiencies in the design or operation of
                      internal   controls  which  could  adversely   affect  the
                      Registrant's  ability to  record,  process  summarize  and
                      report   financial  data  and  have   identified  for  the
                      Registrant's  auditors any material weaknesses in internal controls; and
                 b)   any  fraud,   whether  or  not  material,   that  involves
                      management or other employees who have a significant  role in the Registrant's internal controls; and

            6.   The Registrant's other certifying officers and I have indicated
                 in this annual report whether there were significant changes in internal controls or in other factors that could  significantly affect  internal  controls  subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       March 7, 2003                           By: /s/ Maritza Ramirez
                                                        -------------------
                                                        Maritza Ramirez
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

3.1         Articles of  Incorporation  - Incorporated by reference to Exhibit D to Proxy Statement on Schedule 14A filed August 16, 1994.

3.2         By laws - Incorporated  by reference to Exhibit E to Proxy Statement on Schedule 14A filed August 16, 1994.

10.1        Amended  and  Restated  1990  Incentive  Stock  Option Plan and 1990
            Nonstatutory  Stock  Option  Plan -  Incorporated  by  reference  to
            Exhibit 10.8 to Annual Report on Form 10-KSB filed April 16, 1996.

10.2        Form of Indemnity  Agreement  between Gateway  Industries,  Inc. and certain of its officers and directors - Incorporated by reference to
            Exhibit 19.1 to Quarterly Report on Form 10-Q filed August 14, 1989.

10.3        Stock Purchase  Agreement,  dated as of March 21, 2000, by and among
            Gateway  Industries,  Inc., Frank C. Mackay, Jr., Thomas Tomaszewski
            and Edward W. Testa,  Jr. - Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 31, 2000.

*10.4       Management  Agreement,  dated as of January  2000,  between  Gateway
            Industries, Inc. and Steel Partners Services, Ltd.

*21.1       Subsidiaries of Registrant.

*23.1       Consent of Grant Thornton LLP.

*99.1       Certification of Chief Executive  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.

*99.2       Certification of Chief Financial  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.

------------
*Filed Herein.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants                          F-2

Financial Statements

      Consolidated Balance Sheets as of December 31, 2002 and 2001           F-3

      Consolidated Statements of Operations for the Years Ended
           December 31, 2002 and 2001                                        F-4

      Consolidated Statement of Shareholders' Equity for the Years Ended
           December 31, 2002 and 2001                                        F-5

      Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002 and 2001                                        F-6

      Notes to Consolidated Financial Statements                      F-7 - F-17

                     GATEWAY INDUSTRIES, INC. AND SUBSIDIARY
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
     Gateway Industries, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Gateway
Industries, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations,  shareholders' equity, and cash flows for each of the years then ended. These financial  statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of Gateway Industries,
Inc.  and  Subsidiary  at  December  31,  2002 and 2001 and the  results  of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of
America.

As discussed in Note B to the  consolidated  financial  statements,  the Company adopted Statement of Financial  Accounting Standard No. 142, "Goodwill and Other
Intangible Assets" on January 1, 2002.

/s/ Grant Thornton LLP
-----------------------------
Grant Thornton LLP

New York, New York
February 6, 2003

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                        ASSETS                                        2002             2001

     Cash and cash equivalents                                    $  1,844,512    $  2,041,315
     Accounts receivable                                               800,766         863,702
     Prepaid expenses                                                   94,652          70,590
     Other current assets                                               45,584          44,602
                                                                  ------------    ------------

            Total current assets                                     2,785,514       3,020,209

     Security deposits                                                  18,857          18,857
     Fixed assets, net                                                 379,050         407,251

     Software, net                                                     165,066         235,986
     Goodwill, net                                                   2,751,288       2,751,288
                                                                  ------------    ------------
         Total assets                                             $  6,099,775    $  6,433,591
                                                                  ============    ============

   Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                        $    278,308    $    570,218
     Deferred income                                                   227,537         269,735
     Customer deposits                                                  40,958          69,942
     Current portion, capital lease                                     10,010           8,196
                                                                  ------------    ------------

            Total current liabilities                                  556,813         918,091

     Capital lease obligation                                           16,165          22,781
                                                                  ------------    ------------

            Total liabilities                                          572,978         940,872

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                     --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,000 shares issued and outstanding at
         December 31, 2002 and 2001,
         respectively                                                    4,192           4,192
     Capital in excess of par value                                 10,999,746      10,999,746
     Accumulated deficit                                            (5,477,141)     (5,511,219)
                                                                  ------------    ------------

            Total shareholders' equity                               5,526,797       5,492,719
                                                                  ------------    ------------

            Total liabilities and shareholders' equity            $  6,099,775    $  6,433,591
                                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year ended       Year Ended
                                            December 31,     December 31,
                                               2002             2001
                                               ----             ----

Revenues                                   $ 5,591,099    $ 4,397,639

Costs and expenses
      Fulfillment &  materials             595,034        164,839
      Personnel costs                        3,351,469      3,109,885
      Selling general and administrative     1,624,950      1,943,093
                                           -----------    -----------

               Total costs and expenses      5,571,453      5,217,817
                                           -----------    -----------

Operating Income or (loss)                      19,646       (820,178)

Other income
     Interest                                   27,317         92,876
     Other income (expenses), net              (12,885)        (4,112)
                                           -----------    -----------

               Total other income               14,432         88,764
                                           -----------    -----------

Net Income or (loss)                       $    34,078    $  (731,414)
                                           ===========    ===========

Net earnings(loss) per share - basic       $       .01    $      (.17)
                                           ===========    ===========
Net earnings(loss) per share - diluted     $       .01    $      (.17)
                                           ===========    ===========

Weighted average shares outstanding - basic     4,192,000   4,192,000

Weighted average shares outstanding - diluted   4,196,000   4,192,000

        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    Common stock
                                                    ------------
                                                                        Capital in
                                                                         excess of        Accumulated
                                                Shares        Amount      par value         deficit            Total
                                                ------        ------      ---------         --------        -----------

Balance at December 31, 2000                   4,192,000      $ 4,192     $ 10,999,746    $ (4,779,805)     $ 6,224,133

Net loss for the year ended December 31,
2001                                                                                          (731,414)       (731,414)
                                               ---------      -------     ------------    ------------        ---------

Balance at December 31, 2001                   4,192,000        4,192       10,999,746     (5,511,219)       5,492,719

Net income for the year ended December
31, 2002                                                                                        34,078          34,078
                                               ---------      -------     ------------    ------------      ----------

Balance at December 31, 2002                   4,192,000      $ 4,192      $10,999,746    $ (5,477,141)     $5,526,797
                                               =========      =======       ===========   =============     =========

         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                     2002         2001
                                                                 ----------      -------

Cash flows from operating activities:
     Net Income (loss)                                         $    34,078    $  (731,414)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                           121,648         85,525
            Amortization                                            70,920        279,330
            Net changes in operating assets and liabilities:
                 Accounts receivable                                62,936       (366,073)
                 Prepaid expense and current other assets          (25,044)       (59,896)
                 Security Deposit                                     --           22,978
                 Account payable and accrued expenses             (291,910)       408,262
                 Deferred income                                   (42,198)        16,942
                 Customer deposits                                 (28,984)      (132,705)
                                                               -----------    -----------

            Net cash used in operating activities                  (98,554)      (477,051)
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                     (88,677)       (72,767)
                                                               -----------    -----------

            Net cash used in investing activities                  (88,677)       (72,767)
                                                               -----------    -----------

Cash flows from financing activities:
     Payments of capital lease                                      (9,572)       (13,288)
                                                               -----------    -----------

            Net cash used in financing activities                   (9,572)       (13,288)
                                                               -----------    -----------

            Net decrease in cash and cash equivalents             (196,803)      (563,106)

Cash and cash equivalents at beginning of year                   2,041,315      2,604,421
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $ 1,844,512    $ 2,041,315
                                                               ===========    ===========

Supplemental cash flow information:
     Cash paid during the year for
         Income taxes                                          $    12,450    $    63,175
         Interest                                              $    12,885    $     6,122

Supplemental information:
Oaktree acquired $23,953 of assets under a capital lease in 2001 and $4,770 in
2002.

        The accompanying notes are an integral part of these statements.

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - ORGANIZATION AND BUSINESS ACTIVITIES

      1.    Organization and Business Activities

         Gateway  Industries,  Inc. (the "Company") was  incorporated  under the laws of the State of Delaware on September 24, 1994. The Company had no
         operating business from December 31, 1996 to March 2000.

         Oaktree  Systems,  Inc.  ("Oaktree")  is  incorporated  in New York and leases  office  space  in  Calverton,  New  York.  Oaktree  also  has a marketing office in St. Paul,  Minnesota and fulfillment  facilities in
         Elizabeth, New Jersey.

      2.    Acquisition of Oaktree Systems, Inc.

         On March 21, 2000, the Company  acquired all of the outstanding  common stock of Oaktree. Oaktree provides database management services and Web site  design and  maintenance  for  numerous  national  not-for-profit, healthcare  and publishing  entities.  The purchase price of $4,087,000 consisted  of $2 million in cash paid at closing  and the  issuance  of
         600,000  shares of common stock of the Company  with an average  quoted market  value of $2.27  per  share,  the  assumption  of  approximately
         $650,000 of bank debt  (which was repaid in full at the  closing  date)
         and expenses of $75,000.

         The  acquisition  was  accounted  for as a purchase,  and,  accordingly includes the results of operations  since the date of acquisition.  The excess of purchase price over the fair value of net assets acquired was recorded as  goodwill  of  $3,122,000  and other  intangible  assets of
         $362,000.  Goodwill is no longer amortized in accordance with SFAS 142.
         Other  intangible  assets which consist of software is being  amortized over the useful life of 5 and 15 years.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Consolidation

         The  consolidated  financial  statements  include  the  accounts of the
         Company and its wholly owned  subsidiary  from the date of acquisition.
         All   significant   intercompany   balances  have  been  eliminated  in
         consolidation.

      2.    Cash Equivalents

         The  Company  considers  all highly  liquid  debt  instruments  with an original maturity date of three months or less and investments in money market accounts to be cash equivalents.  At December 31, 2002 and 2001, cash  and cash  equivalents  were  held  principally  at one  financial institution.

      3.    Use of Estimates

         The  preparation of financial  statements in conformity  with generally accepted  accounting  principles  requires management to make estimates
         and  assumptions   that  affect  amounts   reported  in  the  financial
         statements  and  accompanying  notes.  Actual results could differ from those estimates.

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      4.    Net Income (Loss) Per Share

         For the years ended  December 31, 2002 and 2001,  the  weighted-average
         number  of   shares   outstanding   used  in  the  basic  and   diluted
         weighted-average numbers was 4,192,000 and 4,196,400, respectively, and
         4,192,000 and 4,192,000, respectively. For the years ended December 31,
         2002 and 2001,  options and  warrants  to purchase  424,500 and 644,000 shares of common stock,  respectively,  has not been considered as such items are antidilutive.

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

         The exercise  price of all other options equals the market price of the
         Company's  common  stock  on  the  date  of  grant.   Accordingly,   no
         compensation cost has been recognized for the Company's  employee stock option  plans.  Had  compensation  cost for such plans been  determined based on the fair value of the  options at the grant  dates  consistent with the  method  of SFAS No.  123,  the  Company's  net  earnings  and earnings  per share  would have been  reduced to the pro forma  amounts indicated below.

                                                     Year ended December 31,
                                                       2002            2001
                                                       ----            ----

             Actual net Income (loss)              $  34,078       $ (731,414)

             Actual net Income (loss) per share
             Basic                                 $    0.01       $    (0.17)
             Diluted                               $    0.01       $    (0.17)

             Pro forma net Income (loss)           $  14,388       $ (800,955)

             Pro forma net (loss) per share
             Basic - Pro forma                     $    0.00       $    (0.19)
             Diluted - Pro forma                   $    0.00       $    (0.19)

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      7.    Advertising

         Advertising costs are expensed when the advertising is incurred.  Total advertising expense was $36,733 and $0 for the years ended December 31,
         2002 and 2001, respectively.

      8.    Long Lived Assets

         As of January 1, 2002,  the  Company  adopted  Statement  of  Financial
         Accounting  Standards  No.  144 ("SFAS  No.  144"),"Accounting  for the
         Impairment or Disposal of Long Lived Assets", which supersedes SFAS No.
         121,  "Accounting  for the  Impairment  of  Long-lived  Assets  and for
         Long-lived Assets to be Disposed Of".  Accordingly,  whenever events or circumstances  indicate that the carrying amount of an asset may not be recoverable,  the Company assesses the  recoverability of the asset. It compares  estimated cash flows, on a discounted  basis,  expected to be generated from the related assets to the carrying  amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated  changes in the future,  the Company may be required to record impairment  charges that were not previously  recorded for these assets. The adoption of SFAS No. 144 had no effect on the Company.

      9.    Goodwill and Other Intangible Assets

         We adopted SFAS 142 on January 1, 2002.  We did not find that  goodwill was  impaired  upon the  adoption  of SFAS 142 in  connection  with the transition  impairment test, which was completed  February 25, 2002 and the  impairment  test that was completed  during the fourth  quarter of
         2002. No adjustment to the carrying value of goodwill was required. Any impairment  losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

         If the Company continued amortizing goodwill, the net income would have decreased  by  $208,000  or $0.05 per share for the  fiscal  year ended
         December 31, 2002. The Company  recorded  amortization  of goodwill for the fiscal year ended  December 31, 2001 of $208,000.  If this standard was adopted as of January 1, 2001 the  proforma net loss for the fiscal year ended  December  31,  2001 would have been  $523,414  or $0.12 per share.

         There  has  been no  change  to the  carrying  value  of the  Company's goodwill since January 1, 2002. The Company's intangible assets subject
         to  amortization   primarily  consists  of  software  of  approximately
         $165,000 net of  accumulated  amortization  of $198,000 at December 31,
         2002 and is included in other assets.  Amortization expense was $71,000 for each of the twelve months ended  December 31, 2002 and 2001.  There were no other intangible assets with indefinite useful lives.

     10.    Revenue Recognition

         Revenues are recognized upon delivery of services.  The revenues earned are  based  upon a  fixed  fee  for the  management  of the  customer's database. In addition, the Company performs certain additional services for the customer.  For these  additional  services  revenues are earned based upon the volume of transactions performed by the Company at rates specified in their contracts.  The fixed fee revenues are earned over a period extending more than one month,  therefore the Company recognizes this  revenue in the month  which it is earned and  records  the amount unearned in deferred revenue on the Balance Sheet.

      11.   Postage Reimbursement

         Postage is  advanced  to mail  customer  product.  It is  recorded as a pass-through  item and invoiced to the customer at the end of the month when they are invoiced for services  performed.  Customer  deposits are taken to offset  postage cash flow.  Some  customers  have postage bank accounts;  Oaktree can  reimburse the postage as it incurs the advance.
         No postage advance is included in revenue.

      12.   Fixed Assets

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

      13.   Comprehensive Income

         Components  of  comprehensive  income  (loss)  may  include  net income
         (loss),  unrealized  gains  (losses) on  available-for-sale  investment securities,  foreign currency translation  adjustments,  changes in the market value of futures contracts that qualify as a hedge, and net loss recognized as an additional pension liability not yet recognized in net periodic  pension cost. For the years ended December 31, 2002 and 2001,
         the  comprehensive   Income  or  (loss)  was  $34,078  and  $(731,414),
         respectively. The Company does not have any other type of comprehensive income or (loss).

      14.   Segments

         The Company has adopted Statement of Financial Accounting Standards No.
         131 SFAS 131  "Disclosures  about Segments of an Enterprise and Related
         Information."  SFAS 131  establishes  standards  for the way  companies
         report   information  about  operating  segments  in  annual  financial statements. SFAS 131 also establishes standards for related disclosures about products and services,  geographic areas and major customers. The
         Company has determined  that it operates as a one-business  segment,  a provider of Internet database management services.

      15.   Reclassification

         Certain prior year account  balances have been  reclassified to conform to the current year's presentation.

      16.   New Accounting Pronouncements

         In April 2002, the Financial  Accounting  Standards  Board FASB adopted
         Statement of Financial  Accounting  Standards  145  Rescission  of FASB
         Statements  No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and
         Technical  Corrections SFAS 145. This Statement rescinds FASB Statement
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

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In July 2002,  the  Financial  Accounting  Standards  Board FASB issued
         Statement 146  Accounting  for Costs  Associated  with Exit or Disposal
         Activities SFAS 146. This Statement addresses financial  accounting and reporting for costs  associated  with exit or disposal  activities  and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,  "Liability
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

         In December 2002, the Financial  Accounting Standards Board FASB issued
         Statement 148,  Accounting for Stock Based Compensation  Transition and
         Disclosure.  This Statement  amends FASB Statement No. 123,  Accounting for  Stock  Based  Compensation,  to  provide  alternative  methods  of transition  for a voluntary  change to the fair value  based  method of accounting for stock-based  employee  compensation.  In addition,  this
         Statement  amends  the  disclosure  requirements  of  Statement  123 to require  prominent  disclosures  in both annual and  interim  financial statements  about the method of  accounting  for  stock-based  employee compensation  and the effect of the method used on  reporting  results.
         The transition  guidance and annual disclosure  provisions of Statement
         148 are effective for fiscal years ending after December 15, 2002, with earlier  application  permitted in certain  circumstances.  The interim disclosure  provisions are effective for financial  reports  containing financial  statements for interim periods  beginning after December 15,
         2002.  Under the provisions of Statement 123 that remain  unaffected by
         Statement 148,  companies may either recognize expenses on a fair value based method in the income  statement or disclose the pro forma effects of that  method  in the  footnotes  to the  financial  statements.  The
         Company  adopted  the  provision  of  this  statement.   There  was  no
         significant impact on the financial statements upon adoption.

NOTE C - FIXED ASSETS

              Fixed Assets consist of the following:

                                                        December 31
                                                   2002             2001
                                               --------------------------
              Leasehold improvements           $   31,050       $  28,425
              Furniture and fixtures               91,460          82,129
              Equipment                           503,205         421,713
                                               ----------       ---------
                                                  625,715         532,267

              Accumulated depreciation           (246,665)       (125,016)
                                               ----------       ---------

                                               $  379,050       $ 407,251
                                               ==========       =========

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                                                       December 31
                                                                   2002            2001
                                                                -------------------------

         Reserves                                               $       --     $       --

         Tax effect of net operating loss carryforward           3,432,000      3,386,000
                                                                ----------     ----------

                      Total deferred tax assets                  3,432,000      3,386,000

         Valuation allowance                                    (3,432,000)    (3,386,000)
                                                                -----------    ----------

         Deferred tax assets, net of
               valuation allowance                              $      --      $      --
                                                                ===========    =========

         The deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefits  associated with these deferred tax assets.

         At December  31,  2002,  the Company  had  Federal net  operating  loss carryforwards  of  approximately  $8,800,000  that expire through 2020.
         Utilization  of the net  operating  losses  may be  subject  to  annual limitation due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

NOTE E - STOCK OPTION PLANS

         The Company's Incentive Stock Option Plan and Nonstatutory Stock Option
         Plan  (collectively,  the "Plan"), as amended in December 1995, provide for the granting of nonqualified  and qualified stock options under the
         Internal  Revenue Code. An aggregate of 850,000  shares of Common Stock have been  reserved for  issuance at December 31, 2002 and 2001.  As of
         December 31, 2002,  options to purchase 56,000 shares remain  available for future  issuance.  Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to five years,  which generally vest over 2 to
         4 years.

         If an incentive  stock option is granted to an  individual  owning more than 10% of the  total  combined  voting  power of all  classes  of the
         Company's  stock, the exercise price of the option may not be less than
         110% of the fair market value of the  underlying  shares on the date of the grant.  Directors  who are not employees or officers of the Company are granted options to purchase 3,000 shares upon joining the Company's
         Board,  and options to purchase  3,000 shares on the day of each annual meeting of shareholders in which such director is elected or re-elected to office.

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The fair value for these  options  was  estimated  at the date of grant
         using  a   Black-Scholes   option  pricing  model  with  the  following
         weighted-average assumptions for 2002 and 2001 risk-free interest rates of 3.82% and 5.66%;  respectively.  Volatility  factors of the expected market  price of the  Company's  Common Stock are 33.96% and 83.98% for
         2002 and 2001, respectively.  The weighted-average expected life of the option  for  2002  and  2001  is 5.00  and  4.02  years,  respectively.
         Dividends are not expected in the future.

         The weighted-average  fair value of all Plan options granted during the years ended December 31, 2002 and 2001 was $.17 and $.43, respectively,
         and  the   weighted-average   exercise   price  was  $1.13  and  $0.98,
         respectively.

         Employee  stock option  activity  under the Plan during the years ended
         December 31, 2002 and 2001 is summarized below:

                                                                         Weighted-
                                                                          average
                                                                          exercise
                                                           Shares          price
                                                           ------          -----
            Options outstanding at December 31, 2000       460,500        $2.78
            Expired and cancelled 2001                          --           --
            Granted 2001                                   132,000          .98
                                                           -------

            Options outstanding at December 31, 2001       592,500         2.59
            Expired and cancelled 2002                       2,000         5.00
            Granted 2002                                     4,000         1.13
                                                           -------

            Options outstanding at December 31, 2002       594,500        $2.57
                                                           =======

         The  following  tables  summarize   information   concerning  currently
         outstanding and  exercisable  stock options under the Plan for employee options.

                                 Weighted-
                                  Average           Weighted-                      Weighted-
   Range                         Remaining           Average                       Average
of exercise        Number        Contractual        Exercise         Number        Exercise
   Price        Outstanding      Life (years)        Price        Exercisable        Price
$.98 - 1.99       253,000          4.20              1.38           209,333          1.67
2.00 - 2.99        86,500          2.41              2.02            86,500          2.02
3.00 - 3.99        40,000          0.94              3.53            40,000          3.53
4.00 - 5.00       215,000          1.38              4.02           215,000          4.02
                  -------                                           -------

                  594,500                                           550,833
                  =======                                           =======

         In 2000,  the  Company  granted an  aggregate  of  options to  purchase
         200,000 shares to the three previous  shareholders of Oaktree  pursuant to their employment agreements at an exercise price of $4.00 per share.
         All of the options  granted  have vested and are  included  above.  The options  expire  five years from the date of grant.  Under the  current accounting  guidance  of FIN  44 a  cashless  option  is  treated  as a variable option

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         and  therefore  requires that a portion of the  difference  between the market  value of the  stock  and the  exercise  price of the  option be charged to earnings of the current period.  As of December 31, 2002 and
         2001, the Company has not recorded an expense for this since the market value of the  underlying  stock is less than the exercise  price of the option.

NOTE F      WARRANT AGREEMENTS

         On May 18, 2001,  the Company  issued  warrants to Mayo  Foundation for
         Medical  Education and Research  ("Mayo") to purchase 150,000 shares of common stock at an exercise  price of $1.75 per  warrant.  The warrants were  issued in  consideration  for  fulfillment  of  product  services agreements  and were  measured  at fair  market  value  using the Black
         Scholes  valuation  model and will expire on various  dates through May
         31,  2006.  The  estimated  fair  market  value of these  warrants  was approximately $0.50 per warrant and will be recognized in the statement of operations as they become exercisable.

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

         The Company  granted  options to purchase 40,000 shares to a consultant of the Company during 2000,  which will expire in 2005. The options are exercisable  at $1.9375  per share and vest on a pro rata basis over 36 months from the date of grant.  Under the  provisions  of  Statement of
         Financial  Accounting  Standards No. 123 (SFAS No. 123)  Accounting for
         Stock Based Compensation,  the Company is required to record an expense for this option based upon the Fair Market  Value of the option.  As of
         December  31, 2000 the value was  approximately  $48,000  which will be amortized over the vesting period of the option.

         Non  employee  stock  option  activity  under the Plan during the years ended December 31, 2002 and 2001 is summarized below:

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
                                                           Shares         price
            Options outstanding at December 31, 2000       56,500        $1.94
            Expired and cancelled                          (5,000)        2.00
            Granted                                       150,000         1.75
                                                          -------

            Options outstanding at December 31, 2001      201,500         1.79
            Expired and cancelled                          (2,000)        2.00
            Granted                                            --           --
                                                         --------

            Options outstanding at December 31, 2002      199,500        $1.79
                                                        =========

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G - RELATED PARTY TRANSACTIONS

1.          MDM Technology

               Until July 26,  2001,  the  products and services of Oaktree were marketed,  in part, by MDM  Technologies  ("MDM"),  an entity which was principally  controlled by the Company's  Chief  Executive  Officer and
         Chairman,  pursuant to a reciprocal agency  agreement,  dated March 21,
         2000. During the year ended December 31, 2001, the Company had sales to
         MDM of $86,235 and  accounts  receivable  from MDM of  $86,235.  During
         2001, the Company phased out the joint marketing  arrangement  with MDM and developed internal marketing strategies.  No sales were made to MDM during  the  year  ended  December  31,  2002  and the  Company  had no outstanding receivables from MDM for the year ended December 31, 2002.

2.          Management Agreement

         Pursuant  to  a  Management  Agreement   unanimously  approved  by  the
         Company's  disinterested  directors,   Steel  Partners  Services,  Ltd.
         ("SPS") provided the Company with office space and certain  management,
         consulting  and  advisory   services.   The  Management   Agreement  is
         automatically  renewable on an annual basis unless terminated by either party,  for any  reason,  upon at least  60 days  written  notice.  The
         Management  Agreement  also provides that the Company shall  indemnify, save and hold SPS harmless from and against any obligation,  liability, cost or damage  resulting  from  SPS's  actions  under the terms of the
         Management  Agreement,   except  to  the  extent  occasioned  by  gross
         negligence  or  willful  misconduct  of SPS's  officers,  directors  or employees.  In  consideration  of the  services  rendered  by SPS,  the
         Company  paid to SPS a fixed  monthly  fee,  adjustable  annually  upon agreement  of the Company and SPS,  totaling  $280,000  per annum.  The
         Company  believes  that the cost of  obtaining  the type and quality of services  rendered by SPS under the  Management  Agreement  was no less favorable  than  the  cost at  which  the  Company  could  obtain  from unaffiliated entities. SPS is owned by an entity which is controlled by
         Warren  Lichtenstein,  the  Company's  Chairman  of the Board and Chief
         Executive  Officer.  As of March 26,  2002,  the  Management  Agreement
         described above was assigned by SPS to Steel  Partners,  Ltd. (SPL) and the employees of SPS became  employees of the Steel  Partners  Services
         Division of SPL.  Warren  Lichtenstein,  the Company's  Chairman of the
         Board and Chief Executive Officer,  is an affiliate of SPL based on his ownership  of SPL,  directly  and through  Steel,  and by virtue of his positions as Chairman,  President and Chief  Executive  Officer of SPL.
         Mr.  Lichtenstein is the sole managing member of the general partner of
         Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares of
         Common  Stock of SPL  owned  by  Steel  (except  to the  extent  of his pecuniary interest in such shares of Common Stock). During fiscal 2001,
         SPS received  fees of $280,000  from the Company for services  rendered under the Management Agreement. These payments represented in excess of five percent of the  Company's  consolidated  gross  revenues and SPS's consolidated gross revenues during fiscal 2001. During fiscal 2002, SPS and SPL  received  fees of  $70,000  and  $210,000,  respectively,  for services rendered under the Management Agreement. These payments in the aggregate  represented  in  excess  of five  percent  of the  Company's consolidated  gross  revenues for the fiscal year. The payments to each of SPS and SPL represented in excess of five percent of SPS's and SPL's consolidated gross revenues, respectively, for the fiscal year.

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H - COMMITMENTS AND CONTINGENCIES

1.          LEASES

         The Company entered into a three-year  operating lease for office space commencing April 1, 1998. The rent was paid by Steel Partners Services,
         Ltd. ("SPS") and the Company paid a management fee to SPS (See Note G).
         Oaktree  leases 11,400  square feet of office space in  Calverton,  New
         York.  The lease  expires on September 30, 2005 and has an annual lease commitment  of $155,735 per year.  Oaktree has a lease for 1,650 square feet in St. Paul, Minnesota, which expires on May 31, 2004. Oaktree has operating  leases for equipment with  remaining  terms of 2 to 4 years.
         Future  minimum  lease  payments  under the real property and equipment leases are as follows:

                                             Rental
                                            Commitments
                                            -----------

           2003                             239,956
           2004                             218,015
           2005                             162,255
           2006                               2,729
           2007                                  --
                                          ---------
                                           $622,955
                                          =========

         The  Company  has  sublet a portion of its  office  space to  companies affiliated with its Chairman.  Rent expense for the year ended December
         31, 2002 and 2001 was $182,348 and $340,000, respectively.

            Capital Leases

         The Company has entered into capital  leases for certain  machinery and equipment utilized by Oaktree.  The gross value of the assets that were leased is $30,604 as of December 31, 2002. As of December 31, 2002, the
         Company  recorded  depreciation of $2,000 against these assets.  Future obligations under capital leases are as follows:

                                     Capital Lease
                                      Commitments
                                      -----------

           2003                      $  10,010
           2004                         11,000
           2005                          5,165
           2006                              0
                                     ---------
                                        26,175

           Short-term                   10,010
                                     ---------
           Long-term                 $  16,165
                                     =========

                        GATEWAY INDUSTRIES AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      3.    Concentration of Credit Risk and Major Customers

         Financial   instruments  that   potentially   subject  the  Company  to
         significant  concentration  of credit risk  consist  primarily of cash, cash  equivalents  and accounts  receivable.  Substantially  all of the
         Company's  cash and cash  equivalents  are  maintained at one financial institution.

         Accounts  receivable  are  typically  unsecured  and are  derived  from revenues earned from customers  primarily located in the United States.
         The Company  performs  ongoing credit  evaluations of its customers and maintains  allowances  for potential  credit  losses,  when  necessary.
         Historically, such losses have been within management's expectations.

         Sales to and  receivables  from major  customers  (greater  than 10% of total revenues) included three customers in 2002 and 2001 as follows:

                                      2002                     2001
                                      ----                     ----
                            net sales    receivables   net sales    receivables
                            ---------    -----------   ---------    -----------

          Customer A          29%           24%           24%          24%
          Customer B          19%           16%           21%          13%
          Customer C          16%           21%           11%           6%

      4.    401K Plan

         The Company has a defined  contribution pension plan for its employees.
         The Company's contributions to the plan are determined by management on an annual  basis.  For the year ended  December  31,  2002,  management determined  that no  contributions  would be made to the employee  401K
         Plan,  and for the year 2001 the Company  recorded  expenses of $20,000 related to this plan.

