Form 10QSB
period 2003-03-31
GATEWAY INDUSTRIES INC /DE/
filed 2003-05-02
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]     Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

                  For the quarterly period ended March 31, 2003

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

                         590 Madison Avenue, 32nd Floor
                               New York, NY 10022
           (Address of Principal Executive Offices Including Zip Code)

                                  212-758-3232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Shares of Issuer's Common Stock Outstanding at April 17, 2003: 4,192,105

    Transitional Small Business Disclosure Format:  Yes / /    No /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------

Item 1.     Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002........................   2

            Condensed Consolidated Statements
            of Operations - Three Months Ended
            March 31, 2003 and 2002.....................................   3

            Condensed Consolidated Statements
            of Cash Flows - Three Months Ended
            March 31, 2003 and 2002.....................................   4

            Notes to Condensed Consolidated Financial Statements........   5

Item 2.     Management's Discussion and Analysis or Plan of
            Operation...................................................   8

Item 3.     Controls and Procedures.....................................  12

Part II - Other Information
---------------------------

Item 6.     Exhibits and Reports on Form 8-K............................  12

            Signatures..................................................  13

Part I.   Financial Information
          ---------------------
Item 1.   Condensed Consolidated Financial Statements
          -------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS                                     March 31, 2003  December 31, 2002
                                                                        (Unaudited)

     Cash and cash equivalents                                           $  1,485,777    $  1,844,512
     Accounts receivable, net                                               1,008,936         800,766
     Prepaid Expenses                                                         121,503          94,652
     Other current assets                                                      49,959          45,584
                                                                         ------------    ------------

            Total current assets                                            2,666,175       2,785,514

     Security deposits                                                         22,507          18,857
     Fixed assets, net                                                        378,566         379,050

     Software, net                                                            147,336         165,066
     Goodwill, net                                                          2,751,288       2,751,288
                                                                         ------------    ------------

             Total assets                                                $  5,965,872    $  6,099,775
                                                                         ============    ============

         Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                               $    309,701    $    278,308
     Deferred income                                                          226,912         227,537
     Customer deposits                                                         43,457          40,958
     Current portion, capital lease                                            10,225          10,010
                                                                         ------------    ------------

            Total current liabilities                                         590,295         556,813

     Capital lease obligation                                                  13,544          16,165
                                                                         ------------    ------------

            Total liabilities                                                 603,839         572,978
                                                                         ------------    ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                            --              --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,105 shares issued and outstanding at March
         31, 2003 and 4,192,000 shares issued and outstanding at
         December 31, 2002                                                      4,192           4,192
     Capital in excess of par value                                        10,999,746      10,999,746
     Accumulated deficit                                                   (5,641,905)     (5,477,141)
                                                                         ------------    ------------

            Total shareholders' equity                                      5,362,033       5,526,797
                                                                         ------------    ------------

            Total liabilities and shareholders' equity                   $  5,965,872    $  6,099,775
                                                                         ============    ============

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months
                                                        Ended March 31,
                                                      2003          2002
                                                      ----          ----
Revenues                                         $ 1,489,323    $ 1,424,179
                                                 -----------    -----------

Costs and expenses
      Fulfillment and materials                      166,550        129,084
      Personnel costs                              1,060,668        853,005
      Selling, general and administrative            426,419        426,170
                                                 -----------    -----------

               Total costs and expenses            1,653,637      1,408,259
                                                 -----------    -----------

Operating income (loss)                             (164,314)        15,920
                                                 -----------    -----------

Other income
     Interest                                          2,646          7,399
     Other income (expenses), net                     (3,096)        (6,710)
                                                 -----------    -----------

               Total other income (loss)                (450)           689
                                                 -----------    -----------

Net income (loss)                                $  (164,764)   $    16,609
                                                 ===========    ===========

Net Income (loss) per share - basic              $      (.04)   $       .00
                                                 ===========    ===========

Net Income (loss) per share - diluted            $      (.04)   $       .00
                                                 ===========    ===========

Weighted average shares outstanding  - basic       4,192,105      4,192,024
                                                 ===========    ===========

Weighted average shares outstanding  - diluted     4,192,105      4,192,024
                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months
                                                                  Ended March 31,
                                                                2003          2002
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                   $  (164,764)   $    16,609

      Adjustments to reconcile net income (loss) to
            net cash used in operating activities:
      Depreciation                                             32,965         27,721
      Amortization of software costs                           17,730         17,730
            Changes in assets and liabilities net
            of assets and liabilities acquired:
            Accounts receivable                              (208,170)        28,869
            Prepaid expenses and other                        (31,226)       (11,009)
            Security deposit                                   (3,650)          --
            Accounts payable                                   31,393       (313,460)
            Deferred income                                      (625)       (12,447)
            Customer deposits                                   2,499        (39,028)
                                                          -----------    -----------

                  Net cash used in operating activities      (323,848)      (285,015)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant, and equipment        (32,481)       (20,410)
                                                          -----------    -----------

            Net cash used in investing activities             (32,481)       (20,410)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments of obligation on capital lease            (2,406)        (4,924)
                                                          -----------    -----------

      Net cash used by financing activities                    (2,406)        (4,924)
                                                          -----------    -----------

      Net decrease in cash and cash equivalents              (358,735)      (310,349)
      Cash and cash equivalents at beginning of period      1,844,512      2,041,315
                                                          -----------    -----------
      Cash and cash equivalents at end of period          $ 1,485,777    $ 1,730,966
                                                          ===========    ===========

Supplemental cash flow information:
Cash paid during the year for
      Income taxes                                        $    17,657    $     3,498
      Interest Expense                                    $     3,096    $     3,214

Supplemental information:

Oaktree acquired $5,648 of assets under a capital lease in 2002.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
NOTE  1.    GENERAL

            The  accompanying   unaudited   condensed   consolidated   financial
statements have been prepared in accordance with generally  accepted  accounting principles for interim  financial  information  and with the instruction to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. In the opinion of management,  the accompanying  unaudited  interim  financial  statements  include all adjustments
(consisting only of normal recurring accruals)  considered  necessary for a fair presentation.  Results  for the  three  months  ended  March  31,  2003  are not necessarily  indicative of the results that may be expected either for any other quarter in the year  ending  December  31,  2003 or for the entire  year  ending
December 31, 2003. For further information,  refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 2002.

NOTE  2.    OPERATIONS

            Gateway  Industries,   Inc.  (the  "Company")  was  incorporated  in
Delaware  in July  1994 and  acquired  all of the  outstanding  common  stock of
Oaktree Systems,  Inc.  ("Oaktree") in March 2000.  Oaktree  provides  real-time database  development  consolidation and management  services,  such as database marketing,  product fulfillment,  subscription fulfillment,  web site design and
maintenance  to  customers.   Such  customers  are  principally   not-for-profit
entities, health care providers and publishers throughout the United States.

            The Company had no full time  employees from December 1996 until the acquisition of Oaktree..  The Company's  officers and Steel  Partners  Services,
Ltd. (an entity controlled by the Company's Chairman) devote significant time to the Company's  administration  and exploring  potential  acquisitions  and other business opportunities.

NOTE 3.     NET INCOME (LOSS) PER SHARE

            Net  Income  (loss)  per share  was  calculated  using the  weighted average  number of common shares  outstanding.  For the three months ended March
31, 2003 and 2002,  stock options  excluded from the calculation of diluted loss per share were 1,069,000 and 592,500,  respectively,  as their effect would have been antidilutive.  Accordingly,  basic and diluted income per share is the same for each of the three months ended March 31, 2003 and 2002.

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement of  Financial  Accounting  Standards  145  RESCISSION  OF FASB
STATEMENTS NO. 4, 44, AND 64,  AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
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
Effective  January 1, 2003, the Company adopted the provisions of SFAS 145 which did not have an impact on the results of operations or financial position of the
Company for the three months ended March 31, 2003.

            In July 2002,  the FASB Issued  Statement 146  ACCOUNTING  FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL  ACTIVITIES SFAS 146. This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  nullifies  Emerging  Issues Task Force  (EITF)  Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal  difference  between  this  Statement  and Issue  94-3  relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity.  This  Statement  requires  that a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under  Issue 94-3,  a liability  for an exit cost as defined in Issue
94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions  of this  Statement  are  effective  for exit or disposal  activities initiated  after  December  31,  2002.  Effective  January 1, 2003,  the Company
adopted the  provisions  of SFAS 146 which did not have an impact on the results of  operations  or financial  position of the Company for the three months ended
March 31, 2003.

            In November 2002, the FASB issued Interpretation No. 45, "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the  quarter  ended March 31, 2003 and will adopt the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the results of operations or financial  position of the Company.

            On December 31, 2002,  the FASB issued SFAS No. 148,  ACCOUNTING FOR
STOCK  BASED  COMPENSATION  TRANSITION  AND  DISCLOSURE,   SFAS148  AMENDS  FASB
STATEMENT  NO.  123,  ACCOUNTING  FOR  STOCK-BASED   COMPENSATION,   to  provide
alternative  methods of transition to SFAS 123's fair value method of accounting for  stock-based  employee  compensation.  SFAS 148 also  amends the  disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial  Reporting,  to
require  disclosure  in the summary of  significant  accounting  policies of the effects of an entity's  accounting  policy with respect to stock-based  employee compensation on reported net income and earnings per share in annual and interim financial  statements.  While  SFAS  148  does not  amend  SFAS  123 to  require companies to account for employee stock options using the fair value method, the disclosure  provisions  of  SFAS  148  are  applicable  to  all  companies  with stock-based  employee  compensation,  regardless of whether they account for the compensation  using the fair  value  method of SFAS 123 or the  intrinsic  value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS No. 148. See Note 5.

            In  January   2003,   the  FASB   issued   interpretation   No.  46,
"CONSOLIDATION  OF VARIABLE INTEREST ENTITIES - AN INTERPRETATION OF ARB NO. 51"
("FIN 46"), which addresses  consolidation of variable interest entities. FIN 46 expands  the  criteria  for  consideration  in  determining  whether a  variable interest  entity  should be  consolidated  by a business  entity,  and  requires existing  unconsolidated  variable interest entities (which include, but are not limited to, Special  Purpose  Entities,  or SPE's) to be  consolidated  by their primary  beneficiaries  if the entities do not effectively  disburse risks among parties involved.  This interpretation  applies immediately to variable interest entities created after January 31, 2003, and variable interest entities in which an  enterprise  obtains an  interest  after  that date.  It applies in the first fiscal  year or interim  period  beginning  after  June 15,  2003,  to  variable interest  entities  in which an  enterprise  holds a variable  interest  that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material  impact on the results of  operations  or  financial  position of the
Company.

NOTE  5.    STOCK-BASED COMPENSATION

            In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK
BASED  COMPENSATION-TRANSITION  AND  DISCLOSURE-AN  AMENDMENT OF SFAS 123, which provided  alternative methods for a voluntary change to the fair value method of accounting  for  stock-based  employee  compensation  and amends the  disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based  employee  compensation  plans under APB Opinion 25,  Accounting for
Stock  Issued  to  Employees,   and  related   interpretations.   The  following
disclosures are provided in accordance with SFAS 148.

            As permitted by the FASB Statement of Financial Accounting Standards
No. 123 ("SFAS No. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company
has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"),
"ACCOUNTING  FOR  STOCK-ISSUED  TO EMPLOYEES,"  and related  interpretations  in
accounting  for  its  employee  stock  option  plans.   Under  APB  No.  25,  no
compensation  expense is  recognized  at the time of option  grant  because  the exercise  price of the  Company's  employee  stock option equals the fair market value of the underlying common stock on the date of grant.

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

            Three months ended March 31,                   2003             2002
            ---------------------------------------------------------------------

            Actual net Income (loss)                   $ (164,764)      $  16,609
            Pro forma net Income (loss)                $ (170,051)      $  11,686

            Actual net Income (loss) per share
            Basic                                      $    (0.04)      $    0.00
            Diluted                                    $     0.00       $    0.00

            Pro forma net (loss) per share
            Basic - Pro forma                          $    (0.04)      $    0.00
            Diluted - Pro forma                        $     0.00       $    0.00

            The fair  value of the above  stock-based  compensation  costs  were determined  using the  Black-Scholes  option  valuation model. The Black Scholes option  valuation  model was developed  for use in estimating  the fair value of traded options,  which have no vesting restrictions,  are fully transferable and do not include a discount for large block trades. In addition,  option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because

the  Company's  employee  stock  options  have   characteristics   significantly
different from those of traded  options,  and because  changes of the subjective input assumptions can materially affect the fair value estimate, in management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of its employee stock options.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
-------     ------------------------------------

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

REVENUES AND EXPENSES

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

            The Company had  revenues of  $1,489,323  for the three months ended
March 31, 2003 compared to $1,424,179  for the  comparable  period in 2002.  The increase is primarily due to  approximately  $100,000 of increased  revenue from the Company's new  Subscription  Fulfillment  Product released in November 2002, partially offset by decreased revenues in the Database Management Product.

            Fulfillment  and materials  costs were $166,550 for the three months ended March 31, 2003  compared to $129,084  for the  comparable  period in 2002.
This  increase was due  primarily to the cost of operations of the Company's new
Subscription Fulfillment Product, which was developed in 2002.

            Personnel costs were $1,060,668 for the three months ended March 31,
2003 compared to $853,005 for the comparable  period in 2002.  This increase was due primarily to the one time costs  associated  with the hiring of new industry specific management and expenses incurred as a result of a reduction in existing workforce.

            Selling,  general &  administrative  expenses  were $426,419 for the three months ended March 31, 2003 compared to $426,170 for the comparable period in 2002.

            Other income &  expenses  were $2,646 and $3,096,  respectively, for the three  months  ended  March 31,  2003  compared  to $7,399  and  $6,710, respectively, for the comparable period in 2002. This decrease was primarily due to decreasing money market rates earned on cash held by the Company.

            The Company had a net loss of $164,764  for the three  months  ended
March 31, 2003 compared to a net profit of $16,609 for the comparable  period in
2002. This decrease was primarily due to the one time costs  associated with the hiring of new industry specific  management and expenses incurred as a result of a reduction in existing workforce.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents  totaled $1,485,777 at March
31, 2003 and  $1,844,512  at December  31,  2002.  The  Company's  cash and cash equivalents decreased in the first quarter of 2003 due primarily to the one time costs  associated  with the  hiring  of new  industry  specific  management  and expenses  incurred  as a result of a  reduction  in  existing  workforce  and an increase in accounts  receivable of $208,170.  The Company  continues to seek an acquisition or other business  combination;  although no definitive  agreements, arrangements or understandings  have been reached.  Management believes its cash position is sufficient to cover administrative  expenses and current obligations for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                         Payments Due by Period
Contractual Cash Obligations             Total           Less than 1 year    1-3 years   4 - 5 years    After 5 years
Long Term Debt                           0
Capital Lease Obligations                $ 23,769        $ 10,225            $ 13,544
Operating Leases                         $621,679        $242,891            $378,030    $758
Unconditional Purchase Obligations       0
Other Long Term Obligations              0
Total Contractual Cash Obligations       $645,448        $253,116            $391,574    $758

CRITICAL ACCOUNTING POLICIES
RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the FASB issued  Statement of  Financial  Accounting
Standards 145 RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB
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
Statement amends FASB Statement No. 13,  Accounting for Leases,  to eliminate an inconsistency  between the required  accounting for sale-leaseback  transactions and the required  accounting for certain lease  modifications that have economic effects that are similar to  sale-leaseback  transactions.  This  Statement also amends other existing  authoritative  pronouncements  to make various  technical corrections,  clarify meanings,  or describe their  applicability  under changed conditions.  Effective  January 1, 2003,  the Company  adopted the provisions of
SFAS 145 which did not have an impact on the results of  operations or financial position of the Company for the three months ended March 31, 2003.

            In July 2002,  the FASB Issued  Statement 146  ACCOUNTING  FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL  ACTIVITIES SFAS 146. This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  nullifies  Emerging  Issues Task Force  (EITF)  Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal  difference  between  this  Statement  and Issue  94-3  relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity.  This  Statement  requires  that a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under  Issue 94-3,  a liability  for an exit cost as defined in Issue
94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions of this Statement are effective for exit or disposal  activities that are initiated  after December 31, 2002.  Effective  January 1, 2003, the Company
adopted the  provisions  of SFAS 146 which did not have an impact on the results of  operations  or financial  position of the Company for the three months ended
March 31, 2003.

            In November 2002, the FASB issued Interpretation No. 45, "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the  quarter  ended March 31, 2003 and will adopt the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the results of operations or financial  position of the Company.

            On December 31, 2002,  the FASB issued SFAS No. 148,  ACCOUNTING FOR
STOCK  BASED  COMPENSATION  TRANSITION  AND  DISCLOSURE,  SFAS 148  AMENDS  FASB
STATEMENT  NO.  123,  ACCOUNTING  FOR  STOCK-BASED   COMPENSATION,   to  provide
alternative  methods of transition to SFAS 123's fair value method of accounting for  stock-based  employee  compensation.  SFAS 148 also  amends the  disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial  Reporting,  to
require  disclosure  in the summary of  significant  accounting  policies of the effects of an entity's  accounting  policy with respect to stock-based  employee compensation on reported net income and earnings per share in annual and interim financial  statements.  While  SFAS  148  does not  amend  SFAS  123 to  require companies to account for employee stock options using the fair value method, the disclosure  provisions  of  SFAS  148  are  applicable  to  all  companies  with stock-based  employee  compensation,  regardless of whether they account for the compensation  using the fair  value  method of SFAS 123 or the  intrinsic  value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS No. 148. See Note 5.

            In  January   2003,   the  FASB   issued   interpretation   No.  46,
"CONSOLIDATION  OF VARIABLE INTEREST ENTITIES - AN INTERPRETATION OF ARB NO. 51"
("FIN 46"), which addresses  consolidation of variable interest entities. FIN 46 expands  the  criteria  for  consideration  in  determining  whether a  variable interest  entity  should be  consolidated  by a business  entity,  and  requires existing  unconsolidated  variable interest entities (which include, but are not limited to, Special  Purpose  Entities,  or SPE's) to be  consolidated  by their primary  beneficiaries  if the entities do not effectively  disburse risks among parties involved.  This interpretation  applies immediately to variable interest entities created after January 31, 2003, and variable interest entities in which an  enterprise  obtains an  interest  after  that date.  It applies in the first fiscal  year or interim  period  beginning  after  June 15,  2003,  to  variable interest  entities  in which an  enterprise  holds a variable  interest  that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material  impact on the results of  operations  or  financial  position of the
Company.

ITEM 3.     CONTROLS AND PROCEDURES
-------     -----------------------

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

      (c)   Asset-Backed issuers

            Not applicable.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

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

                                    GATEWAY INDUSTRIES, INC.

                                    /s/ Maritza Ramirez
                                    -----------------------------
                                    Maritza Ramirez, Chief Financial Officer
                                    and duly authorized signatory

Date:  April 30, 2003

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
                    b)   evaluated  the   effectiveness   of  the   Registrant's
                         disclosure  controls and procedures as of a date within
                         90 days  prior to the filing of this  quarterly  report
                         (the "Evaluation Date"); and
                    c)   presented  in this  quarterly  report  our  conclusions
                         about the effectiveness of the disclosure  controls and
                         procedures based on our evaluation as of the Evaluation
                         Date;

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

Date: April 30, 2003                        By: /s/ Warren G. Lichtenstein
                                                --------------------------------
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
                    b)   evaluated  the   effectiveness   of  the   Registrant's
                         disclosure  controls and procedures as of a date within
                         90 days  prior to the filing of this  quarterly  report
                         (the  "Evaluation  Date");  and c)  presented  in  this
                         quarterly    report   our    conclusions    about   the
                         effectiveness of the disclosure controls and procedures
                         based on our evaluation as of the Evaluation Date;

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

Date:  April 30, 2003                           By: /s/ Maritza Ramirez
                                                    -------------------
                                                    Maritza Ramirez
                                                    Chief Financial Officer

