Form 10QSB
period 2003-06-30
GATEWAY INDUSTRIES INC /DE/
filed 2003-07-31
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   /X/      Quarterly  report  under  Section  13 or  15(d)  of  the  Securities
            Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

   / /      Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________________ to ____________________

                         Commission file number 0-13803

                            GATEWAY INDUSTRIES, INC.
                            ------------------------
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
                               ------------------
           (Address of Principal Executive Offices Including Zip Code)

                                  212-758-3232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Shares of Issuer's Common Stock Outstanding at July 15, 2003:  4,192,105

Transitional Small Business Disclosure Format:  Yes / /   No  /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          June 30, 2003 and December 31, 2002..........................     2

          Condensed Consolidated Statements
          of Operations - Three Months Ended
          June 30, 2003 and 2002.......................................     3

          Condensed Consolidated Statements
          of Operations - Six Months Ended
          June 30, 2003 and 2002.......................................     4

          Condensed Consolidated Statements
          of Cash Flows - Six Months Ended

Part II - Other Information
---------------------------

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    ASSETS                                              June 30, 2003     December 31, 2002
                                                                         (Unaudited)

     Cash and cash equivalents                                           $  1,363,119      $  1,844,512
     Investments                                                               25,517              --
     Accounts receivable, net                                               1,012,925           800,766
     Prepaid expenses                                                         162,299            94,652
     Other current assets                                                      53,798            45,584
                                                                         ------------      ------------

            Total current assets                                            2,617,658         2,785,514

     Fixed assets, net                                                        403,328           379,050

     Software, net                                                            182,091           165,066
     Goodwill, net                                                          2,751,288         2,751,288
     Security deposits                                                         25,154            18,857
                                                                         ------------      ------------

             Total assets                                                $  5,979,519      $  6,099,775
                                                                         ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                               $    445,206      $    278,308
     Deferred income                                                          226,682           227,537
     Customer deposits                                                         40,788            40,958
     Current portion, capital lease                                            45,759            10,010
                                                                         ------------      ------------

            Total current liabilities                                         758,435           556,813

     Capital lease obligation                                                  85,793            16,165
                                                                         ------------      ------------

            Total liabilities                                                 844,228           572,978
                                                                         ------------      ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                            --                --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,105 shares issued and outstanding at June
         30, 2003 and 4,192,000 shares issued and outstanding at
         December 31, 2002                                                      4,192             4,192
     Capital in excess of par value                                        10,999,746        10,999,746
     Accumulated deficit                                                   (5,868,647)       (5,477,141)
                                                                         ------------      ------------

            Total shareholders' equity                                      5,135,291         5,526,797
                                                                         ------------      ------------

            Total liabilities and shareholders' equity                   $  5,979,519      $  6,099,775
                                                                         ============      ============

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended June 30,
                                                      2003               2002
                                                      ----               ----
Revenues                                           $ 1,577,196      $ 1,399,439
                                                   -----------      -----------

Costs and expenses
      Fulfillment and materials                        247,383          179,828
      Personnel costs                                1,059,900          891,632
      Selling, general and administrative              494,779          326,075
                                                   -----------      -----------

               Total costs and expenses              1,802,062        1,397,535
                                                   -----------      -----------

Operating (loss) income                               (224,866)           1,904
                                                   -----------      -----------

Other income (expense)
     Interest                                            2,510            7,773
     Other expense, net                                 (4,385)          (3,988)
                                                   -----------      -----------

     Total other (expense) income                       (1,875)           3,785
                                                   -----------      -----------

Net (loss) income                                  $  (226,741)     $     5,689
                                                   ===========      ===========

Net (loss) income per share - basic                $      (.05)     $       .00
                                                   ===========      ===========

Net (loss) income per share - diluted              $      (.05)     $       .00
                                                   ===========      ===========

Weighted average shares outstanding  - basic         4,192,105        4,192,024
                                                   ===========      ===========

Weighted average shares outstanding  - diluted       4,192,105        4,192,024
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Six Months
                                                          Ended June 30,
                                                      2003             2002
                                                      ----             ----
Revenues                                          $ 3,066,519      $ 2,823,618
                                                  -----------      -----------

Costs and expenses
      Fulfillment and materials                       413,933          308,912
      Personnel costs                               2,120,568        1,744,637
      Selling, general and administrative             921,198          755,715
                                                  -----------      -----------

               Total costs and expenses             3,455,699        2,809,264
                                                  -----------      -----------

Operating (loss) income                              (389,180)          14,354
                                                  -----------      -----------

Other income (expense)
     Interest                                           5,156           15,172
     Other expense ,net                                (7,482)          (7,227)
                                                  -----------      -----------

     Total other (expense) income                      (2,326)           7,945
                                                  -----------      -----------

Net (loss) income                                 $  (391,506)     $    22,299
                                                  ===========      ===========

Net (loss) income per share - basic               $      (.09)     $       .01
                                                  ===========      ===========

Net (loss) income per share - diluted             $      (.09)     $       .01
                                                  ===========      ===========

Weighted average shares outstanding - basic         4,192,105        4,192,024
                                                  ===========      ===========

Weighted average shares outstanding - diluted       4,192,105        4,192,024
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                      2003              2002
                                                                                      ----              ----
Cash flows from operating activities:
      Net (loss) income                                                         $  (391,506)     $    22,299
            Adjustments to reconcile net (loss) income to
            net cash used in operating activities:
      Depreciation                                                                   74,486           57,590
      Amortization of software costs                                                 45,031           35,460
            Changes in assets and liabilities net of assets and liabilities acquired:
            Accounts receivable                                                    (212,159)         (26,264)
            Prepaid expenses and other                                              (62,916)          (6,996)
            Security deposit                                                         (6,297)            --
            Accounts payable                                                        166,898         (278,839)
            Deferred income                                                            (855)         (42,198)
            Customer deposits                                                          (170)         (32,233)
                                                                                -----------      -----------

                  Net cash used in operating activities                            (387,488)        (271,181)
                                                                                -----------      -----------

Cash flows from investing activities:
            Purchase of property, plant, and equipment                              (58,033)         (50,428)
            Purchase of investments                                                 (25,517)            --
                                                                                -----------      -----------

            Net cash used in investing activities                                   (83,550)         (50,428)
                                                                                -----------      -----------

Cash flows from financing activities:

            Payments of obligation on capital lease                                 (10,355)          (5,027)
                                                                                -----------      -----------

      Net cash used in financing activities                                         (10,355)          (5,027)
                                                                                -----------      -----------

      Net decrease in cash and cash equivalents                                    (481,393)        (326,636)
      Cash and cash equivalents at beginning of period                            1,844,512        2,041,315
                                                                                -----------      -----------
      Cash and cash equivalents at end of period                                $ 1,363,119      $ 1,714,679
                                                                                ===========      ===========

Supplemental cash flow information:
Cash paid during the year for
      Income taxes                                                              $    19,860      $    14,182
      Interest expense                                                          $     5,364      $     4,855

Supplemental information:
Oaktree acquired $101,749 of assets under capital leases in 2003 and $4,770 in
2002.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
NOTE  1.    GENERAL

      The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the instruction to Form 10-QSB and
Item  310  of  Regulation  S-B.  Accordingly,  they  do not  include  all of the information and footnotes required by generally accepted  accounting  principles
for  complete  financial   statements.   In  the  opinion  of  management,   the
accompanying  unaudited  interim  financial  statements  include all adjustments
(consisting only of normal recurring accruals)  considered  necessary for a fair presentation. Results for the six months ended June 30, 2003 are not necessarily indicative  of the results that may be expected  either for any other quarter in the year ending  December  31, 2003 or for the entire year ending  December  31,
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

      The  Company  had no full time  employees  from  December  1996  until the acquisition of Oaktree. The Company's officers and Steel Partners Services, Ltd.
(an entity controlled by the Company's  Chairman) devote significant time to the
Company's administration and exploring potential acquisitions and other business opportunities.

NOTE 3.     NET INCOME (LOSS) PER SHARE

      Net income  (loss) per share was  calculated  using the  weighted  average number of common shares outstanding.  For the six months ended June 30, 2003 and
2002, stock options excluded from the calculation of diluted loss per share were
1,069,000   and  592,500,   respectively,   as  their  effect  would  have  been
antidilutive.  For the three months ended June 30, 2003 and 2002,  stock options excluded  from the  calculation  of diluted  loss per share were  1,069,000  and
592,500,   respectively,   as  their  effect   would  have  been   antidilutive.
Accordingly,  basic  and  diluted  income  per share is the same for each of the three month and six month periods ended June 30, 2003 and 2002.

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial  Accounting  Standards  Board ("FASB") issued
Statement  of  Financial   Accounting  Standards  No.  145  RESCISSION  OF  FASB
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
Company for the six months ended June 30, 2003.

      In July 2002,  the FASB  Issued  Statement  No. 146  ACCOUNTING  FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL  ACTIVITIES SFAS 146. This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  nullifies  Emerging  Issues Task Force  (EITF)  Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal  difference  between  this  Statement  and Issue  94-3  relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity.  This  Statement  requires  that a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under  Issue 94-3,  a liability  for an exit cost as defined in Issue
94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions  of this  Statement  are  effective  for exit or disposal  activities initiated  after  December  31,  2002.  Effective  January 1, 2003,  the Company
adopted the  provisions of SFAS 146 which did not have a material  impact on the results of  operations  or financial  position of the Company for the six months ended June 30, 2003.

      In November  2002,  the FASB  issued  Interpretation  No. 45,  "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the quarter  ended March 31, 2003 and has adopted the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003.  The adoption of FIN 45 did not have a material  impact on the  results of  operations  or  financial  position  of the
Company for the six months ended June 30, 2003.

      On December 31, 2002, the FASB issued SFAS No. 148,  "ACCOUNTING FOR STOCK
BASED COMPENSATION TRANSITION AND DISCLOSURE, SFAS 148 AMENDS FASB STATEMENT NO.
123, ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition  to SFAS  123's  fair  value  method of  accounting  for  stock-based employee  compensation.  SFAS 148 also amends the disclosure  provisions of SFAS
123 and APB Opinion No. 28, INTERIM FINANCIAL  REPORTING,  to require disclosure in the summary of significant  accounting policies of the effects of an entity's accounting policy with respect to stock-based employee  compensation on reported net income and  earnings per share in annual and interim  financial  statements.
While  SFAS 148 does not amend  SFAS 123 to require  companies  to  account  for employee stock options using the fair value method, the disclosure provisions of
SFAS 148 are applicable to all companies with stock-based employee compensation, regardless  of whether  they account for the  compensation  using the fair value method of SFAS 123 or the intrinsic  value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148. See Note 5.

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
Company.

      In April 2003,  the FASB issued SFAS No. 149,  "AMENDMENT OF STATEMENT 133
ON DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 149 was issued to amend and clarify  financial  accounting and reporting for derivative  instruments and hedging  activities  under SFAS 133,  ACCOUNTING FOR DERIVATIVE  INSTRUMENTS AND
HEDGING   ACTIVITIES.   Specifically,   this  Standard   clarifies   under  what
circumstances a contract with an initial net investment meets the characteristic
of  a  derivative  and  when  a  derivative  contains  a  financing   component.
Additionally,  SFAS 149 amends the  definition of an underlying to conform it to language  used  in  FASB  Interpretation  No.  45,  GUARANTOR'S  ACCOUNTING  AND
DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,   INCLUDING  INDIRECT  GUARANTEES  OF
INDEBTEDNESS OF OTHERS, and amends certain other existing  pronouncements.  SFAS
149 is effective for contracts  entered into or modified  subsequent to June 30,
2003 and hedging  relationships  designated  subsequent  to June 30,  2003.  The provisions  of this  Standard are to be applied  prospectively.  The adoption of
SFAS 149 is not expected to have a material  impact on the results of operations or financial position of the Company.

      In May 2003, the FASB issued SFAS 150,  "ACCOUNTING FOR CERTAIN  FINANCIAL
INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES  AND EQUITY."  SFAS 150
requires that certain financial instruments,  which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The Standard requires  that certain  freestanding  financial  instruments  be  classified  as liabilities, including mandatorily redeemable financial instruments, obligations to  repurchase  the issuer's  equity shares by  transferring  assets and certain obligations  to issue a variable  number of shares.  SFAS 150 is  effective  for financial  instruments  entered into or modified subsequent to May 31, 2003, and otherwise is effective at the  beginning of the first interim  period  beginning after June 15, 2003. It is to be implemented by reporting the cumulative  effect of a change in an accounting principle for financial  instruments created before the issuance date of the  Statement  and still  existing at the beginning of the
interim  period  of  adoption.   The  Company  does  not  anticipate   that  the
implementation  of  SFAS  150  will  have a  material  impact  on its  financial position, results of operations or cash flows.

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

      As permitted by FASB Statement of Financial  Accounting  Standards No. 123
("SFAS No. 123"),  "ACCOUNTING  FOR STOCK-BASED  COMPENSATION,"  the Company has
elected to follow  Accounting  Principles  Board  Opinion No. 25 ("APB No. 25"),
"ACCOUNTING  FOR  STOCK-ISSUED  TO EMPLOYEES,"  and related  interpretations  in
accounting  for  its  employee  stock  option  plans.   Under  APB  No.  25,  no
compensation  expense is  recognized  at the time of option  grant  because  the exercise  price of the  Company's  employee  stock option equals the fair market value of the underlying common stock on the date of grant.

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

             Six months ended June 30,                       2003           2002
             ---------------------------------------------------------------------

             Actual net (loss) income                   $  (391,506)      $ 22,299
             Pro forma net (loss) income                $  (402,079)      $ 12,454

             Actual net (loss) income per share
             Basic                                      $     (0.09)      $   0.01
             Diluted                                    $     (0.09)      $   0.01

             Pro forma net (loss) per share
             Basic - Pro forma                          $     (0.10)      $   0.00
             Diluted - Pro forma                        $     (0.10)      $   0.00

             Three months ended June 30,                       2003         2002
             ---------------------------------------------------------------------

             Actual net (loss) income                   $   (226,741)     $  5,689
             Pro forma net (loss) income                $   (232,028)     $    766

             Actual net (loss) income per share
             Basic                                      $      (0.05)     $   0.00
             Diluted                                    $      (0.05)     $   0.00

             Pro forma net (loss) per share
             Basic - Pro forma                          $      (0.06)     $   0.00
             Diluted - Pro forma                        $      (0.06)     $   0.00

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
assumptions  can  materially  affect the fair value  estimate,  in  management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of its employee stock options.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      Oaktree's proprietary, integrated database allows clients with e-commerce, subscription,  product  fulfillment  and  fundraising  businesses  to  utilize a single,  customer focused  database to do all of their marketing  promotions and response  analysis.  Clients can track their businesses on a real time basis and make  immediate  decisions  to adjust  marketing  promotions  and/or  production schedules.  The Company  believes  Oaktree's  new Internet  initiatives  and the release of its  database  product  DB-Cultivator  will allow us to offer  better
expansion   of   services   to   existing    customers   and   should   generate
quarter-to-quarter growth.

      Management  believes  that the  competitive  landscape  continues to favor
Oaktree's PC Database and Internet business model. Management also believes that customers will pursue solutions that improve operating  efficiencies and improve income  potential.  Oaktree's  products offer both  opportunities at lower costs than traditional, mainframe competitors.

REVENUES AND EXPENSES

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      The Company had revenues of $1,577,196 for the three months ended June 30,
2003 compared to $1,399,439 for the  comparable  period in 2002. The increase is
primarily  due  to  increased   revenue  from  the  Company's  new  Subscription
Fulfillment Product released in November 2002.

      Fulfillment  and materials  costs were $247,383 for the three months ended
June 30, 2003  compared  to $179,828  for the  comparable  period in 2002.  This increase  was due  primarily  to the cost of  operations  of the  Company's  new
Subscription Fulfillment Product, which was developed in 2002.

      Personnel  costs were  $1,059,900 for the three months ended June 30, 2003 compared to $891,632 for the  comparable  period in 2002.  This increase was due primarily  to  costs  associated  with  the  hiring  of  new  industry  specific management to position the Company for future growth.

      Selling,  general &  administrative  expenses  were $494,779 for the three months  ended June 30, 2003  compared to $326,075 for the  comparable  period in
2002. This increase was due primarily to the costs  associated with the addition of a sales department in the second quarter of 2003.

      Other  income & expenses  were  $2,510 and $4,385,  respectively,  for the three  months ended June 30, 2003  compared to $7,773 and $3,988,  respectively, for the  comparable  period in 2002.  The decrease in other income was primarily due to decreasing money market rates earned on cash held by the Company.

      The Company had a net loss of $226,741 for the three months ended June 30,
2003 compared to a net profit of $5,689 for the comparable  period in 2002. This decrease was primarily due to costs  associated  with the hiring of new industry specific  management  and the addition of a sales  department to reposition  the
Company for future growth.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      The Company had revenues of  $3,066,519  for the six months ended June 30,
2003 compared to $2,823,618 for the comparable  period in 2002. The increase was
primarily  due  to  increased   revenue  from  the  Company's  new  Subscription
Fulfillment Product released in November 2002.

      Fulfillment  and  materials  costs were  $413,933 for the six months ended
June 30, 2003  compared  to $308,912  for the  comparable  period in 2002.  This increase  was due  primarily  to the cost of  operations  of the  Company's  new
Subscription Fulfillment Product, which was developed in 2002.

      Personnel  costs were  $2,120,568  for the six months  ended June 30, 2003 compared to $1,744,637 for the comparable  period in 2002. This increase was due primarily  to  costs  associated  with  the  hiring  of  new  industry  specific management and one time expenses incurred as a result of a reduction in existing workforce.

      Selling,  general &  administrative  expenses  were  $921,198  for the six months  ended June 30, 2003  compared to $755,715 for the  comparable  period in
2002. This increase was due primarily to the costs  associated with the addition of a sales department in the second quarter of 2003.

      Other income & expenses were $5,156 and $7,482, respectively,  for the six months ended June 30, 2003 compared to $15,172 and $7,227, respectively, for the comparable  period in 2002.  The decrease in other income was  primarily  due to decreasing money market rates earned on cash held by the Company.

      The Company had a net loss of $391,506  for the six months  ended June 30,
2003 compared to a net profit of $22,299 for the comparable period in 2002. This decrease was primarily due to costs  associated  with the hiring of new industry specific  management  and the addition of a sales  department to reposition  the
Company for future growth.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's  cash and cash  equivalents  totaled  $1,363,119 at June 30,
2003  and  $1,844,512  at  December  31,  2002.  The  Company's  cash  and  cash equivalents decreased in the first six months of 2003 due primarily to the costs associated with the hiring of new industry specific management,  the addition of the new sales department,  one time expenses incurred as a result of a reduction in existing  workforce and an increase in accounts  receivable of $212,159.  The
Company  continues  to  seek  an  acquisition  or  other  business  combination.
Management  believes its cash  position is  sufficient  to cover  administrative expenses and current obligations for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

=======================================================================================================================
Contractual Cash Obligations         Payments Due by Period
                                     Total           Less than 1 year    1-3 years       4 - 5 years      After 5 years
Long Term Debt                       0
Capital Lease Obligations            $ 155,749       $ 57,769            $ 97,980
Operating Leases                     $ 516,577       $230,459            $285,664        $454
Unconditional Purchase Obligations   0
Other Long Term Obligations          0
Total Contractual Cash Obligations   $ 672,326       $288,228            $383,644        $454
=======================================================================================================================

CRITICAL ACCOUNTING POLICIES
RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145  RESCISSION  OF FASB  STATEMENTS  NO. 4, 44, AND 64,  AMENDMENT  OF FASB
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
Statement amends FASB Statement No. 13,  ACCOUNTING FOR LEASES,  to eliminate an inconsistency  between the required  accounting for sale-leaseback  transactions and the required  accounting for certain lease  modifications that have economic effects that are similar to  sale-leaseback  transactions.  This  Statement also amends other existing  authoritative  pronouncements  to make various  technical corrections,  clarify meanings,  or describe their  applicability  under changed conditions.  Effective  January 1, 2003,  the Company  adopted the provisions of
SFAS 145 which did not have a material  impact on the results of  operations  or financial position of the Company for the six months ended June 30, 2003.

      In July  2002,  the FASB  Issued  Statement  No. 146 ACCOUNTING  FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL  ACTIVITIES SFAS 146. This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  nullifies  Emerging  Issues Task Force  (EITF)  Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal  difference  between  this  Statement  and Issue  94-3  relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity.  This  Statement  requires  that a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under  Issue 94-3,  a liability  for an exit cost as defined in Issue
94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions of this Statement are effective for exit or disposal  activities that are initiated  after December 31, 2002.  Effective  January 1, 2003, the Company
adopted the  provisions of SFAS 146 which did not have a material  impact on the results of  operations  or financial  position of the Company for the six months ended June 30, 2003.

      In November  2002,  the FASB  issued  Interpretation  No. 45,  "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the quarter  ended March 31, 2003 and has adopted the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003.  The adoption of FIN 45 did not have a material  impact on the  results of  operations  or  financial  position  of the
Company for the six months ended June 30, 2003.

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
Company.

      In April 2003,  the FASB issued SFAS No. 149,  "AMENDMENT OF STATEMENT 133
ON DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 149 was issued to amend and clarify  financial  accounting and reporting for derivative  instruments and hedging  activities  under SFAS 133,  ACCOUNTING FOR DERIVATIVE  INSTRUMENTS AND
HEDGING   ACTIVITIES.   Specifically,   this  Standard   clarifies   under  what
circumstances a contract with an initial net investment meets the characteristic
of  a  derivative  and  when  a  derivative  contains  a  financing   component.
Additionally,  SFAS 149 amends the  definition of an underlying to conform it to language  used  in  FASB  Interpretation  No.  45,  GUARANTOR'S  ACCOUNTING  AND
DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,   INCLUDING  INDIRECT  GUARANTEES  OF
INDEBTEDNESS OF OTHERS, and amends certain other existing  pronouncements.  SFAS
149 is effective for contracts  entered into or modified  subsequent to June 30,
2003 and hedging  relationships  designated  subsequent  to June 30,  2003.  The provisions  of this  Standard are to be applied  prospectively.  The adoption of
SFAS 149 is not expected to have a material  impact on the results of operations or financial position of the Company.

      In May  2003,  the FASB  issued  SFAS No.  150,  "ACCOUNTING  FOR  CERTAIN
FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS
150 requires that certain financial  instruments,  which under previous guidance were  accounted  for as equity,  must now be accounted for as  liabilities.  The
Standard requires that certain freestanding  financial instruments be classified
as  liabilities,   including  mandatorily   redeemable  financial   instruments,
obligations to repurchase the issuer's equity shares by transferring  assets and certain  obligations to issue a variable number of shares. SFAS 150 is effective for financial  instruments  entered into or modified subsequent to May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after  June  15,  2003.  It is to be  implemented  by  reporting  the cumulative  effect  of  a  change  in  an  accounting  principle  for  financial instruments created before the issuance date of the Statement and still existing at the  beginning  of the  interim  period of  adoption.  The  Company  does not anticipate  that the  implementation  of SFAS 150 will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.     CONTROLS AND PROCEDURES

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

      (c) Asset-Backed issuers

          Not applicable.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Effective March 3, 2003, the Company granted  Christopher Lynde, the
Chief Executive Officer of the Oaktree subsidiary, nonstatutory stock options to purchase 125,000 shares of Common Stock under the Company's Amended and Restated
1990 Incentive Stock Option Plan and 1990  Nonstatutory  Stock Option Plan at an
exercise price of $2.25 per share.  The options vest and become  exercisable one year from the date of grant and  terminate  eight  years from the date of grant.
The issuance of the options was deemed to be exempt from registration  under the
Securities  Act of  1933,  as  amended,  in  reliance  on  Section  4(2)  of the
Securities Act as a transaction by an issuer not involving a public offering.

            On March 5, 2003, the Company agreed to grant to the Mayo Foundation for Medical  Education and Research  ("Mayo") warrants to purchase up to 100,000 shares and 50,000  shares,  respectively,  of common  stock of the Company at an exercise price of $1.75 per share. The warrants were issued on July 1, 2003. The warrants were subject to the following  conditions.  The warrants to purchase up to 100,000 shares become exercisable in four equal annual installments on July 1 of each year beginning  July 1, 2004 as long as the Oaktree  subsidiary and Mayo continue to be parties to a certain Master Services Agreement effective November
15, 2002 (the "Master Services Agreement") and expire June 30, 2008. Each annual installment  becomes  exercisable  only if  subscriptions to any consumer health information publication intended for sale to the general public produced by Mayo
("Consumer  Health  Subscription  Business")  that are managed and  fulfilled by
Oaktree under the Master Services  Agreement account for at least ninety percent of Mayo's total gross  revenues  derived from the Consumer  Health  Subscription
Business during the  twelve-month  period  preceding the applicable  installment date. The warrants to purchase up to 50,000 shares become exercisable subject to the  achievement  of certain  revenue  goals by Oaktree  from New  Business  (as defined in the  warrants)  and expire  December  31, 2007.  The warrants  become exercisable as to fifty percent of the shares if cumulative  gross revenues from
New  Business  for the  first  time  exceed  $1,000,000  for any  calendar  year commencing  January 1, 2003 and ending  December 31, 2006.  The warrants  become exercisable as to one hundred percent of the shares if cumulative gross revenues from New Business exceed $2,000,000 for any calendar year commencing  January 1,
2003 and ending  December  31,  2006,  regardless  of whether any portion of the warrants was exercisable prior thereto.  The issuance of the warrants  described in this paragraph was deemed to be exempt from registration under the Securities
Act of 1933, as amended,  in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

Exhibit No.       Description

10.1              Warrant issued to Mayo  Foundation  for Medical  Education and
                  Research to  purchase  100,000  shares of common  stock of the
                  Company effective March 5, 2003.

10.2              Warrant issued to Mayo  Foundation  for Medical  Education and
                  Research  to  purchase  50,000  shares of common  stock of the
                  Company effective March 5, 2003.

99.1              Certification  of Chief Executive  Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.*

99.2              Certification  of Chief Financial  Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.*

99.3              Certification  of Chief Executive  Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.**

99.4              Certification  of Chief Financial  Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.**

                  * Filed as an exhibit  pursuant to Item 601(b)31 of Regulation
                  S-B as directed by the Securities  and Exchange  Commission in
                  Release No. 33-8238.

                  ** Filed as an exhibit pursuant to Item 601(b)32 of Regulation
                  S-B as directed by the Securities  and Exchange  Commission in
                  Release No. 33-8238.

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
                                    and duly authorized signatory

Date:  July 31, 2003

