Form 10QSB
period 2003-09-30
GATEWAY INDUSTRIES INC /DE/
filed 2003-10-31
CIK 725876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

      /X/   Quarterly  report  under  Section  13 or  15(d)  of  the  Securities
            Exchange Act of 1934

                For the quarterly period ended September 30, 2003

      / /   Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from                   to
                                               -----------------    ------------

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

                         590 Madison Avenue, 32nd Floor
                               New York, NY 10022
                               ------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                  212-758-3232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Shares of Issuer's Common Stock Outstanding at October 15, 2003:  4,192,105

    Transitional Small Business Disclosure Format:  Yes / /   No  /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------                                       -----------

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          September 30, 2003 and December 31, 2002................        2

          Condensed Consolidated Statements
          of Operations - Three Months Ended
          September 30, 2003 and 2002.............................        3

          Condensed Consolidated Statements
          of Operations - Nine Months Ended
          September 30, 2003 and 2002.............................        4

          Condensed Consolidated Statements
          of Cash Flows - Nine Months Ended
          September 30, 2003 and 2002.............................        5

          Notes to Condensed Consolidated Financial Statements.....       6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation...............................................       11

Item 3.   Controls and Procedures.................................       16

Part II - Other Information
---------------------------

Part I.     Financial Information
            ---------------------
Item 1.     Condensed Consolidated Financial Statements
            -------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      ASSETS                                    September 30, 2003  December 31, 2002
                                                                    (Unaudited)

     Cash and cash equivalents                                      $  1,129,454      $  1,844,512
     Marketable securities                                               207,419              --
     Accounts receivable, net                                          1,124,987           800,766
     Prepaid expenses                                                    137,527            94,652
     Other current assets                                                 36,776            45,584
                                                                    ------------      ------------

            Total current assets                                       2,636,163         2,785,514

     Fixed assets, net                                                   375,382           379,050

     Software, net                                                       160,860           165,066
     Goodwill, net                                                     2,751,288         2,751,288
     Security deposits                                                    25,154            18,857
                                                                    ------------      ------------

             Total assets                                           $  5,948,847      $  6,099,775
                                                                    ============      ============

               Liabilities and Shareholders' Equity

Liabilities
     Accounts payable and accrued expenses                          $    501,922      $    278,308
     Deferred income                                                     224,682           227,537
     Customer deposits                                                    81,882            40,958
     Current portion, capital lease                                       46,670            10,010
                                                                    ------------      ------------

            Total current liabilities                                    855,156           556,813

     Capital lease obligation                                             73,913            16,165
                                                                    ------------      ------------

            Total liabilities                                            929,069           572,978
                                                                    ------------      ------------

Shareholders' equity
     Preferred stock, $.10 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                       --                --
     Common stock, $.001 par value; 10,000,000 shares
         authorized; 4,192,105 shares issued and outstanding at
         September 30, 2003 and 4,192,000 shares
         issued and outstanding at December 31, 2002                       4,192             4,192
     Capital in excess of par value                                   10,999,746        10,999,746
     Accumulated deficit                                              (5,984,160)       (5,477,141)
                                                                    ------------      ------------

            Total shareholders' equity                                 5,019,778         5,526,797
                                                                    ------------      ------------

            Total liabilities and shareholders' equity              $  5,948,847      $  6,099,775
                                                                    ============      ============

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                        Ended September 30,
                                                       2003              2002
                                                       ----              ----
Revenues                                           $ 1,612,493      $ 1,418,896
                                                   -----------      -----------

Costs and expenses
      Fulfillment and materials                        258,608          127,649
      Personnel costs                                1,044,010          870,910
      Selling, general and administrative              426,953          330,648
                                                   -----------      -----------

               Total costs and expenses              1,729,571        1,329,207
                                                   -----------      -----------

Operating(loss) income                                (117,078)          89,689
                                                   -----------      -----------

Other income (expense)
     Interest                                            1,307            7,274
     Other income (expense), net                           257           (3,691)
                                                   -----------      -----------

     Total other income                                  1,564            3,583
                                                   -----------      -----------

Net (loss) income                                  $  (115,514)     $    93,272
                                                   ===========      ===========

Net (loss) income per share - basic                $      (.03)     $       .02
                                                   ===========      ===========

Net (loss) income per share - diluted              $      (.03)     $       .02
                                                   ===========      ===========

Weighted average shares outstanding  - basic         4,192,105        4,192,024
                                                   ===========      ===========

Weighted average shares outstanding  - diluted       4,192,105        4,192,024
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Nine Months
                                                       Ended September 30,
                                                      2003             2002
                                                      ----             ----
Revenues                                          $ 4,679,012      $ 4,242,514
                                                  -----------      -----------

Costs and expenses
      Fulfillment and materials                       672,541          436,561
      Personnel costs                               3,164,578        2,615,547
      Selling, general and administrative           1,348,151        1,086,363
                                                  -----------      -----------

               Total costs and expenses             5,185,270        4,138,471
                                                  -----------      -----------

Operating (loss) income                              (506,258)         104,043
                                                  -----------      -----------

Other income (expense)
     Interest                                           6,463           22,446
     Other (expense), net                              (7,224)         (10,919)
                                                  -----------      -----------

     Total other (expense) income                        (761)          11,527
                                                  -----------      -----------

Net (loss) income                                 $  (507,019)     $   115,570
                                                  ===========      ===========

Net (loss) income per share - basic               $      (.12)     $       .03
                                                  ===========      ===========

Net (loss) income per share -diluted              $      (.12)     $       .03
                                                  ===========      ===========

Weighted average shares outstanding - basic         4,192,105        4,192,024
                                                  ===========      ===========

Weighted average shares outstanding - diluted       4,192,105        4,192,024
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                      2003            2002
                                                                                      ----            ----
Cash flows from operating activities:
      Net (loss) income                                                         $  (507,019)     $   115,570
            Adjustments to reconcile net (loss) income to
            net cash used in operating activities:
      Depreciation                                                                  112,632           87,060
      Amortization of software costs                                                 66,261           53,190
            Changes in assets and liabilities net of assets and liabilities acquired:
            Accounts receivable                                                    (324,221)           6,654
            Prepaid expenses and other                                              (21,122)         (14,354)
            Security deposit                                                         (6,297)            --
            Marketable securities                                                  (207,419)            --
            Accounts payable                                                        223,614         (346,746)
            Deferred income                                                          (2,855)         (43,448)
            Customer deposits                                                        40,924          (27,055)
                                                                                -----------      -----------

                  Net cash used in operating activities                            (625,502)        (169,129)
                                                                                -----------      -----------

Cash flows from investing activities:

            Purchase of property, plant, and equipment                              (68,232)         (72,201)
                                                                                -----------      -----------

            Net cash used in investing activities                                   (68,232)         (72,201)
                                                                                -----------      -----------

Cash flows from financing activities:

            Payments of obligation on capital lease                                 (21,324)          (8,261)
                                                                                -----------      -----------

      Net cash used in financing activities                                         (21,324)          (8,261)
                                                                                -----------      -----------

      Net decrease in cash and cash equivalents                                    (715,058)        (249,591)
      Cash and cash equivalents at beginning of period                            1,844,512        2,041,315
                                                                                -----------      -----------
      Cash and cash equivalents at end of period                                $ 1,129,454      $ 1,791,724
                                                                                ===========      ===========

Supplemental cash flow information:
Cash paid during the year for
      Income taxes                                                              $    21,959      $    12,450
      Interest expense                                                          $     8,895      $    10,919

Supplemental information:
Oaktree acquired $101,749 of assets under capital leases in 2003 and $4,770 in
2002.

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
NOTE  1.    GENERAL

            The  accompanying   unaudited   condensed   consolidated   financial
statements have been prepared in accordance with generally  accepted  accounting principles for interim  financial  information  and with the instruction to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. In the opinion of management,  the accompanying  unaudited  interim  financial  statements  include all adjustments
(consisting only of normal recurring accruals)  considered  necessary for a fair presentation.  Results  for the nine  months  ended  September  30, 2003 are not necessarily  indicative of the results that may be expected either for any other quarter in the year  ending  December  31,  2003 or for the entire  year  ending
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

            The Company had no full time  employees from December 1996 until the acquisition  of Oaktree.  The Company's  officers and Steel  Partners,  Ltd. (an entity  controlled by the Company's  Chairman)  devote  significant  time to the
Company's administration and exploring potential acquisitions and other business opportunities.

NOTE  3.    NET (LOSS) INCOME PER SHARE

            Net  (loss)  income  per share  was  calculated  using the  weighted average number of common shares outstanding. For the nine months ended September
30, 2003 and 2002,  stock options  excluded from the calculation of diluted loss per share were 1,069,000 and 592,500,  respectively,  as their effect would have been antidilutive. For the three months ended September 30, 2003 and 2002, stock options  excluded from the  calculation of diluted loss per share were 1,069,000 and  592,500,  respectively,  as their  effect  would  have  been  antidilutive.
Accordingly,  basic  and  diluted  income  per share is the same for each of the three month and nine month periods ended September 30, 2003 and 2002.

NOTE 4.     MARKETABLE SECURITIES

            Marketable  securities held by the Company are classified as trading securities and are recorded at fair market value. Unrealized gains and losses on trading securities are included in other income (expense).

NOTE  5.    RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the Financial  Accounting  Standards  Board ("FASB")
issued Statement of Financial  Accounting  Standards No.145,  RESCISSION OF FASB
STATEMENTS NO. 4, 44, AND 64,  AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
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
Effective  January 1, 2003, the Company adopted the provisions of SFAS 145 which did not have a  material  impact  on the  results  of  operations  or  financial position of the Company for the nine months ended September 30, 2003.

            In July 2002,  the FASB issued  Statement  No. 146,  ACCOUNTING  FOR
COSTS  ASSOCIATED  WITH EXIT OR DISPOSAL  ACTIVITIES  SFAS 146.  This  Statement
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
Company  adopted the provisions of SFAS 146 which did not have a material impact on the results of operations  or financial  position of the Company for the nine months ended September 30, 2003.

            In November 2002, the FASB issued Interpretation No. 45, "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the quarter  ended March 31, 2003 and has adopted the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003.  The adoption of FIN 45 did not have a material  impact on the  results of  operations  or  financial  position  of the
Company for the nine months ended September 30, 2003.

            On December 31, 2002, the FASB issued SFAS No. 148,  "ACCOUNTING FOR
STOCK  BASED  COMPENSATION  TRANSITION  AND  DISCLOSURE,  SFAS 148  AMENDS  FASB
STATEMENT  NO.  123,  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION",   to  provide
alternative  methods of transition to SFAS 123's fair value method of accounting for  stock-based  employee  compensation.  SFAS 148 also  amends the  disclosure provisions of SFAS 123 and APB Opinion No. 28, INTERIM FINANCIAL  REPORTING,  to
require  disclosure  in the summary of  significant  accounting  policies of the effects of an entity's  accounting  policy with respect to stock-based  employee compensation on reported net income and earnings per share in annual and interim financial  statements.  While  SFAS  148  does not  amend  SFAS  123 to  require companies to account for employee stock options using the fair value method, the disclosure  provisions  of  SFAS  148  are  applicable  to  all  companies  with stock-based  employee  compensation,  regardless of whether they account for the compensation  using the fair  value  method of SFAS 123 or the  intrinsic  value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148. See Note 6.

            In  January   2003,   the  FASB   issued   interpretation   No.  46,
"CONSOLIDATION  OF VARIABLE INTEREST ENTITIES - AN INTERPRETATION OF ARB NO. 51"
("FIN 46"), which addresses  consolidation of variable interest entities. FIN 46 expands  the  criteria  for  consideration  in  determining  whether a  variable interest  entity  should be  consolidated  by a business  entity,  and  requires existing  unconsolidated  variable interest entities (which include, but are not limited to, Special  Purpose  Entities,  or SPE's) to be  consolidated  by their primary  beneficiaries  if the entities do not effectively  disburse risks among parties involved.  This interpretation  applies immediately to variable interest entities created after January 31, 2003, and variable interest entities in which an  enterprise  obtains an  interest  after  that date.  It applies in the first fiscal  year or interim  period  beginning  after  June 15,  2003,  to  variable interest  entities  in which an  enterprise  holds a variable  interest  that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the results of operations or financial position of the Company for the nine months ended September 30, 2003.

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
INDEBTEDNESS OF OTHERS, and amends certain other existing  pronouncements.  SFAS
149 is effective for contracts  entered into or modified  subsequent to June 30,
2003 and hedging  relationships  designated  subsequent  to June 30,  2003.  The provisions  of this  Standard are to be applied  prospectively.  The adoption of
SFAS  149 did not  have a  material  impact  on the  results  of  operations  or financial position of the Company for the nine months ended September 30, 2003.

            In May 2003,  the FASB  issued  SFAS 150,  "ACCOUNTING  FOR  CERTAIN
FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS
150 requires that certain financial  instruments,  which under previous guidance were  accounted  for as equity,  must now be accounted for as  liabilities.  The
Standard requires that certain freestanding  financial instruments be classified
as  liabilities,   including  mandatorily   redeemable  financial   instruments,
obligations to repurchase the issuer's equity shares by transferring  assets and certain  obligations to issue a variable number of shares. SFAS 150 is effective for financial  instruments  entered into or modified subsequent to May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after  June  15,  2003.  It is to be  implemented  by  reporting  the cumulative  effect  of  a  change  in  an  accounting  principle  for  financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Effective July 1, 2003, the
Company  adopted the provisions of SFAS 150 which did not have a material impact on the results of operations  or financial  position of the Company for the nine months ended September 30, 2003.

NOTE  6.    STOCK-BASED COMPENSATION

            In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK
BASED  COMPENSATION-TRANSITION  AND  DISCLOSURE-AN  AMENDMENT OF SFAS 123, which provided  alternative methods for a voluntary change to the fair value method of accounting  for  stock-based  employee  compensation  and amends the  disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based  employee  compensation  plans under APB Opinion 25 ("APB No.  25"),
ACCOUNTING  FOR STOCK  ISSUED TO  EMPLOYEES,  and related  interpretations.  The following disclosures are provided in accordance with SFAS 148.

            As permitted by FASB Statement of Financial Accounting Standards No.
123 ("SFAS No. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has
elected to follow APB No. 25 and related  interpretations  in accounting for its employee  stock  option  plans.  Under APB No.  25, no  compensation  expense is recognized  at the  time of  option  grant  because  the  exercise  price of the
Company's  employee  stock option equals the fair market value of the underlying common stock on the date of grant.

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

             Nine months ended September 30,                    2003           2002
             ------------------------------------------------------------------------

             Actual net (loss) income                        $(507,019)      $115,570
             Pro forma net (loss) income                     $(522,880)      $100,801

             Actual net (loss) income per share
             Basic                                           $ (0.12)        $0.03
             Diluted                                         $ (0.12)        $0.03

             Pro forma net (loss) income per share
             Basic - Pro forma                               $ (0.12)        $0.02
             Diluted - Pro forma                             $ (0.12)        $0.02

             Three months ended September 30,                   2003           2002
             ------------------------------------------------------------------------

             Actual net (loss) income                        $(115,514)      $ 93,272
             Pro forma net (loss) income                     $(120,801)      $ 88,349

             Actual net (loss) income per share
             Basic                                           $ (0.03)        $0.02
             Diluted                                         $ (0.03)        $0.02

             Pro forma net (loss) income per share
             Basic - Pro forma                               $ (0.03)        $0.02
             Diluted - Pro forma                             $ (0.03)        $0.02

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
input assumptions can materially affect the fair value estimate, in management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of its employee stock options.

NOTE  7.    WARRANTS ISSUED

            Effective  March 5, 2003,  the Company  granted Mayo  Foundation for
Medical  Education and Research ("Mayo") warrants dated July 1, 2003 to purchase up to 100,000  shares and 50,000  shares,  respectively,  of common stock of the
Company  at an  exercise  price of $1.75 per  share,  subject  to the  following conditions.  The warrants to purchase up to 100,000 shares become exercisable in four equal annual  installments on July 1 of each year beginning July 1, 2004 as long as the  Oaktree  subsidiary  and Mayo  continue  to be parties to a certain
Master  Services  Agreement  effective  November 15, 2002 (the "Master  Services
Agreement")  and  expire  June  30,  2008.  Each  annual   installment   becomes
exercisable only if subscriptions to any consumer health information publication intended  for sale to the  general  public  produced by Mayo  ("Consumer  Health
Subscription  Business")  that are managed and  fulfilled  by Oaktree  under the
Master  Services  Agreement  account for at least ninety percent of Mayo's total gross revenues derived from the Consumer Health Subscription Business during the twelve-month  period preceding the applicable  installment date. The warrants to purchase up to 50,000 shares become  exercisable  subject to the  achievement of certain  revenue  goals by Oaktree from New Business (as defined in the warrant)
and expire  December  31,  2007.  The warrants  become  exercisable  as to fifty percent of the shares if  cumulative  gross  revenues  from New Business for the first time exceed  $1,000,000 for any calendar year  commencing  January 1, 2003 and ending December 31, 2006. The warrants become  exercisable as to one hundred percent of the shares if  cumulative  gross  revenues  from New Business  exceed
$2,000,000 for any calendar year commencing  January 1, 2003 and ending December
31, 2006,  regardless  of whether any portion of the  warrants  was  exercisable prior  thereto.  The issuance of the warrants  described in this  paragraph  was deemed to be exempt  from  registration  under the  Securities  Act of 1933,  as amended,  in reliance on Section 4(2) of the  Securities Act as a transaction by an issuer not involving a public offering.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

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

            Oaktree is a twenty one year-old  company  specializing in providing cost  effective  marketing  solutions  to  organizations  needing  sophisticated information  management tools. In the past, these systems were found principally
only  on  mainframe   and   minicomputer   systems.   Oaktree  has  developed  a
sophisticated PC based relational  database that provides unlimited capacity and flexibility  to meet today's  demanding  informational  needs.  Oaktree has also
implemented  a  state-of-the-art   Data  Center  that  incorporates  the  latest
Client/Server based PC architecture.  Oaktree currently manages direct marketing databases  for clients which  contain over 25 million  customers  that include a related 100 million transactions.

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

REVENUES AND EXPENSES

THREE MONTHS ENDED  SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2002

            The Company had  revenues of  $1,612,493  for the three months ended
September  30, 2003 compared to $1,418,896  for the  comparable  period in 2002.
This  increase is primarily  due to increased  revenue  from the  Company's  new
Subscription Fulfillment Product, partially offset by decreases in higher margin database revenues.

            Fulfillment  and materials  costs were $258,608 for the three months ended September 30, 2003 compared to $127,649 for the comparable period in 2002.
This increase was due primarily to the costs  associated with  outsourcing  some ancillary  operations  related to the  Company's  new  Subscription  Fulfillment
Product to third party vendors.

            Personnel costs were $1,044,010 for the three months ended September
30, 2003 compared to $870,910 for the comparable  period in 2002.  This increase was due primarily to costs  associated with the hiring of new industry  specific management to position the Company for future growth.

            Selling,  general &  administrative  expenses  were $426,953 for the three months ended  September 30, 2003  compared to $330,648 for the  comparable period in 2002. This increase was due primarily to the costs associated with the addition of a sales and marketing department in the second quarter of 2003.

            Interest  income & Other  income  (expense)  were  $1,307  and $257, respectively,  for the three months ended  September 30, 2003 compared to $7,274 and ($3,691),  respectively,  for the comparable period in 2002. The decrease in interest  income was primarily due to decreased  interest earned on cash held by the Company.

            The Company had a net loss of $115,514  for the three  months  ended
September 30, 2003 compared to a net profit of $93,272 for the comparable period in 2002. This decrease was due primarily to costs  associated with the hiring of new  industry  specific  management,  the  addition  of a  sales  and  marketing department  to reposition  the Company for future growth and decreased  revenues from higher margin database services.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

            The Company had  revenues of  $4,679,012  for the nine months  ended
September 30, 2003 compared to $4,242,514 for the comparable period in 2002. The increase  was  primarily  due  to  increased  revenue  from  the  Company's  new
Subscription Fulfillment Product, partially offset by decreases in higher margin database revenues.

            Fulfillment  and  materials  costs were $672,541 for the nine months ended September 30, 2003 compared to $436,561 for the comparable period in 2002.
This increase was due primarily to the cost  associated  with  outsourcing  some ancillary  operations  related to the  Company's  new  Subscription  Fulfillment
Product to third party vendors.

            Personnel  costs were $3,164,578 for the nine months ended September
30, 2003 compared to $2,615,547 for the comparable period in 2002. This increase was due primarily to costs  associated with the hiring of new industry  specific management  and  expenses  incurred  as a  result  of a  reduction  in  existing workforce.

            Selling,  general & administrative  expenses were $1,348,151 for the nine months ended  September 30, 2003 compared to $1,086,363  for the comparable period in 2002. This increase was due primarily to the costs associated with the addition of a sales and marketing department in the second quarter of 2003.

            Interest   income  &  Other  (expense)  were  $6,463  and  ($7,224),
respectively,  for the nine months ended  September 30, 2003 compared to $22,446 and ($10,919),  respectively, for the comparable period in 2002. The decrease in interest  income was primarily due to decreased  interest earned on cash held by the Company.

            The  Company had a net loss of  $507,019  for the nine months  ended
September  30,  2003  compared to a net profit of  $115,570  for the  comparable period in 2002.  This decrease was primarily  due to costs  associated  with the hiring  of new  industry  specific  management,  the  addition  of a  sales  and marketing  department to reposition  the Company for future growth and decreased revenues from higher margin database services.

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash  and cash  equivalents  totaled  $1,129,454  at
September 30, 2003 and  $1,844,512 at December 31, 2002.  The Company's cash and cash equivalents decreased in the first nine months of 2003 due primarily to the costs  associated  with the  hiring of new  industry  specific  management,  the addition  of the new sales and  marketing  department,  expenses  incurred  as a result  of a  reduction  in  existing  workforce  and an  increase  in  accounts receivable of $324,221.  The Company  continues to seek an  acquisition or other
business  combination;  although  no  definitive  agreements,   arrangements  or
understandings  have been  reached.  Management  believes  its cash  position is sufficient  to cover  administrative  expenses and current  obligations  for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

======================================================================================================================
                                        Payments Due by Period
Contractual Cash Obligations            Total        Less than 1 year   1-3 years       4 - 5 years      After 5 years
Long Term Debt                          0
Capital Lease Obligations               $ 141,174    $ 56,648           $ 84,526
Operating Leases                        $ 459,991    $225,100           $234,891
Unconditional Purchase Obligations      0
Other Long Term Obligations             0
Total Contractual Cash Obligations      $ 601,165    $281,748           $319,417
======================================================================================================================

CRITICAL ACCOUNTING POLICIES
RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the FASB issued  Statement of  Financial  Accounting
Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF
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

SFAS 145 which did not have a material  impact on the results of  operations  or financial position of the Company for the nine months ended September 30, 2003.

            In July 2002, the FASB issued Statement No.146, ACCOUNTING FOR COSTS
ASSOCIATED WITH EXIT OR DISPOSAL  ACTIVITIES SFAS 146. This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  nullifies  Emerging  Issues Task Force  (EITF)  Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The principal  difference  between  this  Statement  and Issue  94-3  relates to its requirements  for  recognition of a liability for a cost associated with an exit or disposal  activity.  This  Statement  requires  that a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under  Issue 94-3,  a liability  for an exit cost as defined in Issue
94-3 was  recognized at the date of an entity's  commitment to an exit plan. The provisions of this Statement are effective for exit or disposal  activities that are initiated  after December 31, 2002.  Effective  January 1, 2003, the Company
adopted the  provisions of SFAS 146 which did not have a material  impact on the results of operations  or financial  position of the Company for the nine months ended September 30, 2003.

            In November 2002, the FASB issued Interpretation No. 45, "GUARANTORS
ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS  FOR  GUARANTEES,  INCLUDING  INDIRECT
GUARANTEES OF  INDEBTEDNESS  OF OTHERS" ("FIN 45"). FIN 45 requires that certain guarantees  be initially  recorded at fair value,  which is  different  from the general  current  practice of recording a liability only when a loss is probable and reasonably  estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements  under FIN 45 for the quarter  ended March 31, 2003 and has adopted the initial  recognition and initial  measurement  provisions for any guarantees issued or modified  after March 31, 2003.  The adoption of FIN 45 did not have a material  impact on the  results of  operations  or  financial  position  of the
Company for the nine months ended September 30, 2003.

            On December 31, 2002,  the FASB issued SFAS No. 148,  ACCOUNTING FOR
STOCK  BASED  COMPENSATION  TRANSITION  AND  DISCLOSURE,  SFAS 148  AMENDS  FASB
STATEMENT  NO.  123,  ACCOUNTING  FOR  STOCK-BASED   COMPENSATION,   to  provide
alternative  methods of transition to SFAS 123's fair value method of accounting for  stock-based  employee  compensation.  SFAS 148 also  amends the  disclosure provisions of SFAS 123 and APB Opinion No. 28, INTERIM FINANCIAL  REPORTING,  to
require  disclosure  in the summary of  significant  accounting  policies of the effects of an entity's  accounting  policy with respect to stock-based  employee compensation on reported net income and earnings per share in annual and interim financial  statements.  While  SFAS  148  does not  amend  SFAS  123 to  require companies to account for employee stock options using the fair value method, the disclosure  provisions  of  SFAS  148  are  applicable  to  all  companies  with stock-based  employee  compensation,  regardless of whether they account for the compensation  using the fair  value  method of SFAS 123 or the  intrinsic  value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS No. 148. See Note 6.

            In  January   2003,   the  FASB   issued   interpretation   No.  46,
"CONSOLIDATION  OF VARIABLE INTEREST ENTITIES - AN INTERPRETATION OF ARB NO. 51"
("FIN 46"), which addresses  consolidation of variable interest entities. FIN 46 expands  the  criteria  for  consideration  in  determining  whether a  variable interest  entity  should be  consolidated  by a business  entity,  and  requires existing  unconsolidated  variable interest entities (which include, but are not limited to, Special  Purpose  Entities,  or SPE's) to be  consolidated  by their primary  beneficiaries  if the entities do not effectively  disburse risks among parties involved.  This interpretation  applies immediately to variable interest entities created after January 31, 2003, and variable interest entities in which an  enterprise  obtains an  interest  after  that date.  It applies in the first fiscal  year or interim  period  beginning  after  June 15,  2003,  to  variable interest  entities  in which an  enterprise  holds a variable  interest  that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the results of operations or financial position of the Company for the nine months ended September 30, 2003.

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
INDEBTEDNESS OF OTHERS, and amends certain other existing  pronouncements.  SFAS
149 is effective for contracts  entered into or modified  subsequent to June 30,
2003 and hedging  relationships  designated  subsequent  to June 30,  2003.  The provisions  of this  Standard are to be applied  prospectively.  The adoption of
SFAS  149 did not  have a  material  impact  on the  results  of  operations  or financial position of the Company for the nine months ended September 30, 2003.

            In May 2003, the FASB issued SFAS No. 150,  "ACCOUNTING  FOR CERTAIN
FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS
150 requires that certain financial  instruments,  which under previous guidance were  accounted  for as equity,  must now be accounted for as  liabilities.  The
Standard requires that certain freestanding  financial instruments be classified
as  liabilities,   including  mandatorily   redeemable  financial   instruments,
obligations to repurchase the issuer's equity shares by transferring  assets and certain  obligations to issue a variable number of shares. SFAS 150 is effective for financial  instruments  entered into or modified subsequent to May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after  June  15,  2003.  It is to be  implemented  by  reporting  the cumulative  effect  of  a  change  in  an  accounting  principle  for  financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Effective July 1, 2003, the
Company  adopted the provisions of SFAS 150 which did not have a material impact on the results of operations  or financial  position of the Company for the nine months ended September 30, 2003.

ITEM 3.     CONTROLS AND PROCEDURES
            -----------------------

      (a)   Evaluation of disclosure controls and procedures

            As of the end of the period  covered  by this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure controls and procedures.  Based upon that evaluation,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to  the  Company  (including  its  consolidated subsidiary) required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      (c)   Asset-Backed issuers

            Not applicable.

PART II.    OTHER INFORMATION
            -----------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------

            Effective  March 5, 2003,  the Company  granted Mayo  Foundation for
Medical  Education and Research ("Mayo") warrants dated July 1, 2003 to purchase up to 100,000  shares and 50,000  shares,  respectively,  of common stock of the
Company  at an  exercise  price of $1.75 per  share,  subject  to the  following conditions.  The warrants to purchase up to 100,000 shares become exercisable in four equal annual  installments on July 1 of each year beginning July 1, 2004 as long as the  Oaktree  subsidiary  and Mayo  continue  to be parties to a certain
Master  Services  Agreement  effective  November 15, 2002 (the "Master  Services
Agreement")  and  expire  June  30,  2008.  Each  annual   installment   becomes
exercisable only if subscriptions to any consumer health information publication intended  for sale to the  general  public  produced by Mayo  ("Consumer  Health
Subscription  Business")  that are managed and  fulfilled  by Oaktree  under the
Master  Services  Agreement  account for at least ninety percent of Mayo's total gross revenues derived from the Consumer Health Subscription Business during the twelve-month  period preceding the applicable  installment date. The warrants to purchase up to 50,000 shares become  exercisable  subject to the  achievement of certain  revenue  goals by Oaktree from New Business (as defined in the warrant)
and expire  December  31,  2007.  The warrants  become  exercisable  as to fifty percent of the shares if  cumulative  gross  revenues  from New Business for the first time exceed  $1,000,000 for any calendar year  commencing  January 1, 2003 and ending December 31, 2006. The warrants become  exercisable as to one hundred percent of the shares if  cumulative  gross  revenues  from New Business  exceed
$2,000,000 for any calendar year commencing  January 1, 2003 and ending December
31, 2006,  regardless  of whether any portion of the  warrants  was  exercisable prior  thereto.  The issuance of the warrants  described in this  paragraph  was deemed to be exempt  from  registration  under the  Securities  Act of 1933,  as amended,  in reliance on Section 4(2) of the  Securities Act as a transaction by an issuer not involving a public  offering.  The warrants were filed as exhibits to the Company's Form 10-QSB for the quarter ended June 30, 2003.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

       (a)    EXHIBITS

Exhibit No.   Description

31.1          Certification  of Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification  of Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certification  of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification  of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)    REPORTS ON FORM 8-K

              None

                                   SIGNATURES
                                   ----------

            In  accordance  with  the  requirements  of the  Exchange  Act,  the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY INDUSTRIES, INC.

                                    /s/ Maritza Ramirez
                                    --------------------------------
                                    Maritza Ramirez, Chief Financial Officer
                                    and duly authorized signatory

Date:  October 31, 2003

