Form 10-K
period 2010-12-31
GATEWAY INDUSTRIES INC /DE/
filed 2011-02-08
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-13803

Gateway Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0637631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue, 32nd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 520-2308
Registrant’s telephone number including area code:

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒     No ☐

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $13,408.  Shares of stock held by officers, directors and 5% or more stockholders have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2011, there were 4,192,106 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Gateway Industries, Inc.

FORM 10-K
Year Ended December 31, 2010

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

For purposes of this Annual Report, the terms “Gateway,” “Company,” “we,” “us” and “our” refer to Gateway Industries, Inc.  In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  When used in this report, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions are generally intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1.	Business

Overview

Gateway Industries, Inc. was incorporated in Delaware in July 1994.  We had no operating business or full-time employees from December 1996 to March 2000, when we acquired all of the outstanding Common Stock of Oaktree Systems, Inc. (“Oaktree”).  Through Oaktree, we provided cost effective marketing solutions to organizations needing sophisticated information management tools.

We acquired Oaktree on March 21, 2000 pursuant to a Stock Purchase Agreement.  The purchase price of Oaktree was approximately $4,100,000, consisting of $2,000,000 in cash, the issuance of 600,000 restricted shares of Common Stock of the Company and the assumption of approximately $650,000 of debt, which was repaid at the closing date, plus certain fees and expenses.  In December 2007, Oaktree sold 5,624 shares of its Common Stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1,000.  As a result, our ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding Common Stock.  In connection with this transaction, we agreed to make a capital contribution of $225,000 to Oaktree at closing.  As a result of this transaction, we recorded a loss on sale of subsidiary in the amount of $4,238,392 during the year ended December 31, 2007.

In July 2005, we sold 500,000 shares of 10% Series A Preferred Stock (the “Preferred Stock”) to Steel Partners II, L.P. (“Steel Partners II”), an affiliate of Jack L. Howard, our Chairman of the Board and Chief Executive Officer, and, at the time, our largest stockholder, for a purchase price of $1,467,000.  In addition, we sold to Steel Partners II warrants to purchase 1,500,000 shares of Common Stock, with an exercise price of $0.22 per share (the “Warrants”), for a purchase price of $33,000.  On May 15, 2008, we repurchased all of the Preferred Stock and Warrants originally issued to Steel Partners II for a purchase price of $1,000.  None of the Warrants were ever exercised by Steel Partners II and no dividend was paid on the Preferred Stock.

On October 24, 2010, Oaktree repurchased our remaining 20% interest in Oaktree for $100.  As a result, Marketing Data, Inc. owned 100% of the outstanding Common Stock of Oaktree.

Since the disposition of our interest in Oaktree, we began to explore the redeployment of our existing assets by identifying and merging with, or acquiring, or investing in, one or more operating businesses.

Recent Developments

On February 7, 2011, we entered into an Agreement and Plan of Recapitalization (the “Recapitalization Agreement”) with Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company and an affiliate of Jack L. Howard, the Chairman and Chief Executive Officer of the Company (“EMH Howard”).  Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, has committed to invest in the Company by acquiring 120,000,000 newly issued shares of Common Stock of the Company in a private placement transaction at a price of $0.03 per share (on a post-split basis as described below) as a result of which Sillerman and the other investors will own approximately 98% of the outstanding shares of Common Stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of Common Stock.  J. Howard, Inc., an entity affiliated with Jack L. Howard, and its designees (which may include directors of the Company) will also be issued shares in order to extinguish outstanding debt owed to J. Howard, Inc.  In order to effectuate the transactions contemplated by the Recapitalization Agreement, the Company will amend its Certificate of Incorporation to (a) increase the number of its authorized shares of Common Stock from 10,000,000 to 300,000,000, (b) implement a 1 for 10 reverse split of its issued and outstanding Common Stock, and (c) change the name of the Company.  Contemporaneously with the closing of the Recapitalization Agreement, Sillerman will replace the current Board of Directors and executive officers of the Company.  Closing of the Recapitalization Agreement is subject to various customary closing conditions, including the filing of this Annual Report with the Securities and Exchange Commission (the “SEC”).  The Company and Sillerman may terminate the Recapitalization Agreement under certain circumstances as provided therein.  Sillerman has agreed, upon consummation of the recapitalization, to reimburse the Company for its expenses incurred in connection with the Recapitalization Agreement and related matters and to reimburse J. Howard, Inc., an entity affiliated with Jack L. Howard, for advances made by J. Howard, Inc. to the Company to support its daily operations since 2007 in an aggregate amount not to exceed $200,000.

Employees

Jack L. Howard, our Chairman of the Board and Chief Executive Officer, is our sole executive officer.  Other than Mr. Howard, we had no employees as of December 31, 2010.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are currently located at 590 Madison Avenue, 32nd Floor, New York, NY 10022, which are also the offices of Jack L. Howard and his affiliates.  We occupy a portion of Mr. Howard’s office space on a month-to-month basis at no charge.

Item 3.	Legal Proceedings

We could be involved in disputes and legal proceedings in the ordinary course of business.  We do not believe there are any pending or threatened disputes or legal proceedings that will have a material impact on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock currently trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “GWAY.PK.”

The following table sets forth the high and low bid prices of our Common Stock during the years ended December 31, 2010 and 2009.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High		Low
2009
First quarter	$	No trades	$	No trades
Second quarter		$0.100		$0.060
Third quarter		$0.060		$0.050
Fourth quarter		$0.050		$0.020
2010
First quarter		$0.035		$0.020
Second quarter		$0.035		$0.005
Third quarter		$0.010		$0.008
Fourth quarter		$0.030		$0.009

Stockholders

According to the records of our transfer agent, at February 7, 2011 we had approximately 309 stockholders of record.

Dividends

We did not pay any cash dividends on our Common Stock during the last two fiscal years and do not anticipate doing so in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We had no operating business or full-time employees from December 1996 to March 2000, when we acquired all of the outstanding Common Stock of Oaktree.  Through Oaktree, we provided cost effective marketing solutions to organizations needing sophisticated information management tools.

We acquired Oaktree on March 21, 2000 pursuant to a Stock Purchase Agreement.  The purchase price of Oaktree was approximately $4,100,000, consisting of $2,000,000 in cash, the issuance of 600,000 restricted shares of Common Stock of the Company and the assumption of approximately $650,000 of debt, which was repaid at the closing date, plus certain fees and expenses.  In December 2007, Oaktree sold 5,624 shares of its Common Stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1,000.  As a result, our ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding Common Stock.  In connection with this transaction, we agreed to make a capital contribution of $225,000 to Oaktree at closing.  As a result of this transaction, we recorded a loss on sale of subsidiary in the amount of $4,238,392 during the year ended December 31, 2007.

In July 2005, we sold 500,000 shares of 10% Series A Preferred Stock to Steel Partners II, L.P., an affiliate of Jack L. Howard, our Chairman of the Board and Chief Executive Officer, and, at the time, our largest stockholder, for a purchase price of $1,467,000.  In addition, we sold to Steel Partners II warrants to purchase 1,500,000 shares of Common Stock, with an exercise price of $0.22 per share, for a purchase price of $33,000.  On May 15, 2008, we repurchased all of the Preferred Stock and Warrants originally issued to Steel Partners II for a purchase price of $1,000.  None of the Warrants were ever exercised by Steel Partners II and no dividend was paid on the Preferred Stock.

On October 24, 2010, Oaktree repurchased our remaining 20% interest in Oaktree for $100.  As a result, Marketing Data, Inc. owned 100% of the outstanding Common Stock of Oaktree.

Since the disposition of our interest in Oaktree, we began to explore the redeployment of our existing assets by identifying and merging with, or acquiring, or investing in, one or more operating businesses.

On February 7, 2011, we entered into the Recapitalization Agreement with Sillerman, as discussed in further detail in Item 1.  Completion of the Recapitalization Agreement is subject to various customary closing conditions set forth in the Recapitalization Agreement, as well as the filing of this Annual Report with the SEC.  To the extent the Recapitalization Agreement is consummated, the information appearing below, which relates to prior periods, may not be indicative of the results that may be expected for any subsequent periods.  The results that relate to prior periods discussed below primarily reflect general and administrative expenses associated with the administration of the Company and transaction expenses associated with the disposition of our interest in Oaktree.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to fair values, income taxes and equity issuances.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RESULTS OF OPERATIONS

Revenue

We had no revenue during the years ended December 31, 2010 and December 31, 2009.

General and Administrative Expenses

General and administrative expenses were $31,059 for the year ended December 31, 2010 compared to $20,744 for the year ended December 31, 2009, representing an increase of approximately 50%.

Net Loss

For the year ended December 31, 2010, we had a net loss of $30,954 compared to a net loss of $20,903 for the year ended December 31, 2009, representing an increase of approximately 48%.

Net Operating Loss Carryforwards

At December 31, 2010, we had federal net operating loss carryforwards of approximately $5,490,000, which expire in various years through 2030.

LIQUIDITY AND CAPITAL RESOURCES

Cash

At December 31, 2010, we had a cash balance of $5, as compared to $0 at December 31, 2009.  J. Howard, Inc., an affiliate of Jack L. Howard, our Chairman and Chief Executive Officer, has advanced funds to the Company to support our daily operations since 2007.  See Item 13.  There is no legal obligation for either management or significant shareholders to provide additional future funding.  Our ultimate existence is dependent upon our ability to generate sufficient cash flows from operations to support our daily operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

GATEWAY INDUSTRIES, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Gateway Industries, Inc.

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

February 7, 2011

The Board of Directors and Stockholders
Gateway Industries, Inc.

We have audited the accompanying balance sheets of Gateway Industries, Inc.  as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flow for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Industries, Inc.  at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Radin, Glass & Co., LLP
Certified Public Accountants

Gateway Industries, Inc.
Balance Sheets
December 31, 2010 and 2009

ASSETS

	2010	2009

CURRENT ASSETS:
Cash	$5	$-
Prepaid insurance and other current asset	100	-

TOTAL ASSETS	$105	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,061	$74,002

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, authorized 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $0.001 par value, authorized 10,000,000 shares,
issued and outstanding 4,192,106 shares	4,192	4,192
Additional paid-in capital	12,480,731	12,480,731
Accumulated deficit	(12,589,879)	(12,558,925)

TOTAL STOCKHOLDERS' DEFICIT	(104,956)	(74,002)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105	$-

See notes to financial statements.

Gateway Industries, Inc.
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE	31,059	20,744

OPERATING LOSS	(31,059)	(20,744)

OTHER INCOME (EXPENSES):
Interest income, net	5	-
Gain (loss) on sale of subsidiary	100	-

Total Other Income	105	-

NET LOSS BEFORE INCOME TAXES	(30,954)	(20,744)

INCOME TAXES	-	159

NET LOSS	$(30,954)	$(20,903)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,192,106	4,192,106

See notes to financial statements.

Gateway Industries, Inc.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2008	-	$-	4,192,106	$4,192	$12,480,731	$(12,538,022)	$(53,099)

Net loss						(20,903)	(20,903)

Balance - December 31, 2009	-	-	4,192,106	4,192	12,480,731	(12,558,925)	(74,002)

Net loss						(30,954)	(30,954)

Balance - December 31, 2010	-	$-	4,192,106	$4,192	$12,480,731	$(12,589,879)	$(104,956)

See notes to financial statements.

Gateway Industries, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,954)	$(20,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale of subsidiary	(100)	-
Changes in operating assets and liabilities:
Prepaid insurance	-	8,275
Accounts payable and accrued expenses	31,059	12,364

NET INCREASE (DECREASE) IN CASH	5	(264)

CASH, Beginning	-	264

CASH, Ending	$5	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$-	$-
Income Taxes	$-	$159

See notes to financial statements.

Gateway Industries, Inc.
Notes to Financial Statements

1.   Description of the Company:

Gateway Industries, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 24, 1994.  The Company was the parent company of Oaktree Systems, Inc., a fully owned subsidiary (“Oaktree”) through December 2007.  In December 2007, Oaktree sold 5,624 shares of its Common Stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1,000.  As a result, our ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding Common Stock.  On October 24, 2010, Oaktree repurchased our remaining 20% interest in Oaktree for $100.  As a result, Marketing Data, Inc. owned 100% of the outstanding Common Stock of Oaktree (see Note 4).

2.  Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity date of three months or less and investments in money market accounts to be cash equivalents.

Marketable Securities

The marketable securities that the Company holds are primarily equity securities. All are classified as trading securities, which are carried at their fair value based on the quoted market prices of those marketable securities at period end. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 4,000 and -0- at December 31, 2010 and 2009, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive. Such potential common shares are options.

Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note 6 for further discussion of the Company’s stock-based compensation.

Gateway Industries, Inc.
Notes to Financial Statements

Subsequent Event Evaluation

Management has evaluated subsequent events to determine if events or transactions occurring through February 7, 2011 require potential adjustment to or disclosure in the financial statements.

3.  Income Taxes:

The tax effects of the significant temporary differences giving rise to deferred taxes at December 31, 2010 and 2009 consist of the net operating loss carryforwards. At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $5,490,000 which expire in various years through 2030.

Utilization of the net operating losses may be subject to annual limitation or elimination due to the ownership change rules provided by Section 382 of the Internal Revenue Code and similar state provisions.

Deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$2,058,000	$2,048,000
Valuation allowance	(2,058,000)	(2,048,000)
Net deferred tax assets	$0	$0

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

	2010	2009
Income tax benefit – statutory rate	(34.0)%	(34.0)%
State and local, net	(3.5)%	(3.5)%
Valuation allowance on deferred tax assets	37.5%	37.5%

4.  Stock Purchase Agreement:

The Company acquired Oaktree on March 21, 2000 pursuant to a Stock Purchase Agreement.  The purchase price of Oaktree was approximately $4,100,000, consisting of $2,000,000 in cash, the issuance of 600,000 restricted shares of Common Stock of the Company and the assumption of approximately $650,000 of debt, which was repaid at the closing date, plus certain fees and expenses.  In December 2007, Oaktree sold 5,624 shares of its Common Stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1,000.  As a result, the Company’s ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding Common Stock.  In connection with this transaction, the Company agreed to make a capital contribution of $225,000 to Oaktree at closing.  As a result of this transaction, the Company recorded a loss on sale of subsidiary in the amount of $4,238,392 during the year ended December 31, 2007.

On October 24, 2010, Oaktree repurchased the Company’s remaining 20% interest in Oaktree for $100.  As a result, Marketing Data, Inc. owned 100% of the outstanding Common Stock of Oaktree.

5.  Preferred Stock and Warrants:

The Company has 1,000,000 authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.  In July 2005, 500,000 shares of the preferred stock designated as “Series A Preferred Stock” were sold to Steel Partners II, L.P., then a significant stockholder of the Company, for $1,467,000 ($2.934 per share) through a private placement.  The holders of the Series A Preferred Stock are entitled to receive preferred stock dividends at a rate of 10% per annum, payable under the following circumstances: (i) if, as and when declared by the Board of Directors of the Company; and (ii) upon liquidation, as defined.  In addition, the Company sold to Steel Partners II, L.P. 500,000 warrants for $33,000 (the “Warrants”).  The allocation is based on the terms of the subscription agreement.  Each warrant could purchase three (3) shares of the Company’s common stock.  The Warrants were exercisable immediately with an exercise price of $0.22 per common share and were subject to certain anti-dilution protections.

On May 15, 2008, the Company repurchased all of the Series A Preferred Stock and Warrants originally issued to Steel Partners II, L.P. for a purchase price of $1,000.  None of the Warrants were ever exercised by Steel Partners II, L.P. and no dividend was paid on the Preferred Stock.

6. Stock Option Plan:

The Company’s Incentive Stock Option Plan and Nonstatutory Stock Option Plan (collectively, the “Plan”), as amended, provide for the granting of nonqualified and qualified stock options under the Internal Revenue Code. The Plan was terminated in 2005.

The stock option activity during the years ended December 31, 2010 and 2009 is summarized below:

	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2008	8,000		$1.06

Granted	-
Exercised	-
Expired or cancelled	(4,000)		0.98

Balance at December 31, 2009	4,000		$1.13

Granted	-
Exercised	-
Expired or cancelled	(4,000)		1.13

Balance at December 31, 2010	0	$

7. Related Party Transaction:

J. Howard, Inc., an affiliate of the Chief Executive Officer of the Company, has performed certain accounting and administrative services for the Company without charging a fee.  In addition, J. Howard, Inc. has advanced funds for certain operations.  At December 31, 2010 and 2009, the Company owed J. Howard Inc. $81,693 and $66,513, respectively.

8. Subsequent Event:

On February 7, 2011, the Company entered into an Agreement and Plan of Recapitalization (the “Recapitalization Agreement”) with Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company and an affiliate of Jack L. Howard, the Chairman and Chief Executive Officer of the Company (“EMH Howard”).  Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, has committed to invest in the Company by acquiring 120,000,000 newly issued shares of Common Stock of the Company in a private placement transaction at a price of $0.03 per share (on a post-split basis as described below) as a result of which Sillerman and the other investors will own approximately 98% of the outstanding shares of Common Stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of Common Stock.  J. Howard, Inc., an affiliate of Jack L. Howard, and its designees (which may include directors of the Company) will also be issued shares in order to extinguish outstanding debt owed to J. Howard, Inc. In order to effectuate the transactions contemplated by the Recapitalization Agreement, the Company will amend its Certificate of Incorporation to (a) increase the number of its authorized shares of Common Stock from 10,000,000 to 300,000,000, (b) implement a 1 for 10 reverse split of its issued and outstanding Common Stock, and (c) change the name of the Company.  Contemporaneously with the closing of the Recapitalization Agreement, Sillerman will replace the current Board of Directors and executive officers of the Company.  Closing of the Recapitalization Agreement is subject to various customary closing conditions, including the filing of a Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (the “SEC”).  The Company and Sillerman may terminate the Recapitalization Agreement under certain circumstances as provided therein.  Sillerman has agreed, upon consummation of the recapitalization, to reimburse the Company for its expenses incurred in connection with the Recapitalization Agreement and related matters and to reimburse J. Howard, Inc., an entity affiliated with Jack L. Howard, for advances made by J. Howard, Inc. to the Company to support its daily operations since 2007 in an aggregate amount not to exceed $200,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on his evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Given these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.  The Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our Board of Directors (the “Board”) and our executive officers.  Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our Board does not have any committees at this time.  Our executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.  Officers will hold their positions at the pleasure of the Board, absent any employment agreement, of which none currently exists or is contemplated.  Additional information regarding our directors and executive officers, including their business experience for the past five years (and in some instances for prior years) and the key attributes, experience and skills that led the Board to conclude that each person should serve as a director is set forth below.

Name	Age	Positions with the Company
Jack L. Howard	49	Chairman of the Board and Chief Executive Officer
Ronald W. Hayes	73	Director

Jack L. Howard has served as a director of the Company since February 2004.  He has also served as the Chief Executive Officer of the Company from February 2004 to April 2007 and from May 2008 to present, and as Vice President of the Company from December 2001 to April 2007.  He has served as President of Steel Partners Holdings L.P. (“SPH”), a global diversified holding company that has engaged or held interests in a variety of operating businesses through its subsidiary companies, since July 2009.  He is the President of Steel Partners LLC (“Steel Partners”), a global management firm, and has been associated with Steel Partners and its affiliates since 1993.  He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard co-founded Steel Partners II, L.P., a private investment partnership that is now a wholly-owned subsidiary of SPH, in 1993.  He has served as Chairman of the Board of Ore Pharmaceutical Inc., a pharmaceutical asset management company, since October 2010.  He has served as a director of Handy & Harman Ltd., a diversified industrial products manufacturing company, since July 2005.  He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  Since July 2005, he has been a director of CoSine Communications, Inc., a holding company.  He has been a director (currently Chairman) of ADPT Corporation, a storage solutions provider, since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of SPH from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of SPH’s predecessor entity.  Mr. Howard served as a director of SP Acquisition Holdings, Inc. (“SPAH”), a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  He served as a director of BNS Holdings, Inc., a holding company that owned the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, from 2004 to May 2008 and from May 2010 to present.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  As a result of these and other professional experiences, we believe Mr. Howard is qualified to serve as a member of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

Ronald W. Hayes has served as a director of the Company since May 1993.  He served as the Chief Executive Officer of the Company from April 2008 to May 2008.  For more than the past five years, Mr. Hayes has been the owner of Lincoln Consultors & Investors, Inc., an investing and consulting firm.  As a result of these and other professional experiences, we believe Mr. Hayes is qualified to serve as a member of the Board due to his years of experience with private investing and investment advising.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of a registered class of equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe that our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements during fiscal 2010, to the extent applicable.

Code of Ethics

We have not adopted a code of ethics, given the limited nature of our business operations.

Item 11.	Executive Compensation

No compensation was paid to our directors and executive officers during the past two years.  There are no compensation related items or matters that would require tabular or other disclosure under Item 402 of Regulation S-K of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of February 4, 2011 by:

•	each person who is known by us to beneficially own 5% or more of our Common Stock;

•	each of our directors and our executive officer; and

•	all of our directors and our executive officer as a group.

As of February 7, 2011, 4,192,106 shares of our Common Stock were outstanding.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Gateway Industries, Inc., 590 Madison Avenue, 32nd Floor, New York, NY 10022.

	Common Stock
Name of Beneficial Owner	Shares		%	(1)
5% or Greater Stockholders
EMH Howard LLC (2)	1,955,008		46.6
Walter P. Carucci (3)	450,586	(4)	10.7
Directors and Executive Officer
Jack L. Howard	2,017,180	(5)	48.1
Ronald W. Hayes	48,340		*
All directors and executive officers as a group (2 persons)	2,065,520		49.3
_________________________

*           Less than 1%

(1)	Based on 4,192,106 shares of Common Stock outstanding as of February 7, 2011.

(2)
Jack L. Howard is the Managing Member of EMH Howard LLC and therefore may be deemed to beneficially own the shares of Common Stock held by EMH Howard LLC.  Mr. Howard disclaims beneficial ownership of the shares of Common Stock held by EMH Howard LLC except to the extent of his pecuniary interest therein.

(3)	The business address of Walter P. Carucci is c/o Carr Securities Corporation, 14 Vanderventer Avenue, Suite 210, Port Washington, NY 11050.

(4)
Based on information provided by Walter P. Carucci to the Company.  Consists of 310,541 shares of Common Stock held by Mr. Carucci and 140,045 shares of Common Stock held by Uncle Mills Partners (formerly Carucci Family Partners) that Mr. Carucci may be deemed to beneficially own.

(5)	Consists of 62,172 shares of Common Stock held by Jack L. Howard and 1,955,008 shares of Common Stock held by EMH Howard LLC that Mr. Howard may be deemed to beneficially own. See footnote (2) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

J. Howard, Inc., an affiliate of Jack L. Howard, our Chairman and Chief Executive Officer, has advanced funds to the Company to support our daily operations since 2007.  At December 31, 2010 and December 31, 2009, we owed J. Howard, Inc. $81,693 and $66,513, respectively.  As of February 7, 2011, we owed J. Howard, Inc. approximately $157,724.70.  All amounts advanced by J. Howard, Inc. since 2007 remain outstanding.

Director Independence

Ronald W. Hayes is an independent director as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

Radin, Glass & Co., LLP (“Radin Glass”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

Audit Fees – The aggregate audit fees billed for the fiscal years ended December 31, 2010 and 2009 by Radin Glass totaled $4,000 and $3,667, respectively.

Audit-Related – We did not engage or pay Radin Glass for assurance and related services in the fiscal years ended December 31, 2010 and 2009.

Tax Fees – Fees billed for preparation of Federal, state and local tax returns for the year ended December 31, 2009 by Radin Glass totaled $2,000.  We did not engage or pay Radin Glass for any other professional services relating to tax compliance, tax advice or tax planning in the fiscal years ended December 31, 2010 and 2009.

The Board’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Board will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Board has approved all fees and advised us that it has determined that the non-audit services rendered by Radin Glass during our most recent fiscal year are compatible with maintaining the independence of such auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The Financial Statements of the Company and the related report of the Company’s independent public accountants thereon have been filed under Item 8 hereof.

(2) Financial Statement Schedules:

The information required by this item is not applicable.

(3) Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report.  Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses.  See the Index of Exhibits included with the exhibits filed as a part of this report.

GATEWAY INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2011.

GATEWAY INDUSTRIES, INC.

By:	/s/ Jack L. Howard
Name:	Jack L. Howard
Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack L. Howard his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2011 by the following persons in the capacities indicated.

Signature	Title

/s/ Jack L. Howard	Chief Executive Officer and Director
Jack L. Howard	(Principal Executive Officer and Principal Accounting Officer)

/s/ Ronald W. Hayes	Director
Ronald W. Hayes

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit D to Proxy Statement on Schedule 14A filed August 16, 1994).

3.2	Bylaws (Incorporated by reference to Exhibit E to Proxy Statement on Schedule 14A filed August 16, 1994).

21.1	Subsidiaries of Registrant - None.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

*	Filed Herewith.