Form 10-K/A
period 2010-12-31
FUNCTION (X) INC.
filed 2011-04-15
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑   No ☐

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

As of February 7, 2011, there were 4,192,106 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) is being filed by Function (X) Inc. (formerly Gateway Industries, Inc.) (the “Registrant”) with the Securities and Exchange Commission for the sole purpose of amending the cover page to indicate that the Registrant is not required to file reports pursuant to Section 13 or Section 15 of the Exchange Act.

Other than expressly set forth herein, this Amendment does not, and does not purport to, amend or restate any other information contained in the Annual Report nor does this Amendment reflect any events that have occurred after the Annual Report was filed.

Gateway Industries, Inc.

FORM 10-K/A
Year Ended December 31, 2010

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GATEWAY INDUSTRIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Gateway Industries, Inc.

Contents

Page
REPORT OF INDEPENDENT AUDITORS	8

FINANCIAL STATEMENTS
Balance Sheets	9
Statements of Operations	10
Statements of Changes in Stockholders’ Equity (Deficit)	11
Statements of Cash Flows	12

NOTES TO FINANCIAL STATEMENTS	13-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

February 7, 2011

The Board of Directors and Stockholders

Gateway Industries, Inc.

We have audited the accompanying balance sheets of Gateway Industries, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flow for each of the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

See notes to financial statements

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

See notes to financial statements

Gateway Industries, Inc.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
		Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance -	December 31, 2008	-	$-	4,192,106	$4,192	$12,480,731	$(12,538,022)	$(53,099)

Net loss							(20,903)	(20,903)

Balance -	December 31, 2009	-	-	4,192,106	4,192	12,480,731	(12,558,925)	(74,002)

Net loss							(30,954)	(30,954)

Balance -	December 31, 2010	-	$-	4,192,106	$4,192	$12,480,731	$(12,589,879)	$(104,956)

See notes to financial statements

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

See notes to financial statements

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

Gateway Industries, Inc.
Notes to Financial Statements

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

Gateway Industries, Inc.
Notes to Financial Statements

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

As of February 4, 2011, 4,192,106 shares of our Common Stock were outstanding.  Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o Gateway Industries, Inc., 590 Madison Avenue, 32nd Floor, New York, NY 10022.

	Common Stock
Name of Beneficial Owner	Shares		%	(1)
5% or Greater Stockholders
EMH Howard LLC (2)	1,955,008		46.6
Walter P. Carucci (3)	450,586	(4)	10.7
Directors and Executive Officer
Jack L. Howard	2,017,180	(5)	48.1
Ronald W. Hayes	48,340		*
All directors and executive officers as a group (2 persons)	2,065,520		49.3
_________________________

*  Less than 1%

(1)	Based on 4,192,106 shares of Common Stock outstanding as of February 4, 2011.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

GATEWAY INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2011.

FUNCTION (X) INC. (formerly GATEWAY INDUSTRIES, INC.)

By:	/s/ Janet Scardino
Name:	Janet Scardino
Title:	Chief Executive Officer, Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Janet Scardino his true and lawful attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, or her substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorney-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 8, 2011 by the following persons in the capacities indicated.

Signature	Title

/s/ Janet Scardino	Chief Executive Officer, Director
Janet Scardino

/s/ Robert F.X. Sillerman	Executive Chairman and Director
Robert F.X. Sillerman

/s/ Mitchell J. Nelson	Executive Vice President, General Counsel, Director
Mitchell J. Nelson

/s/ Benjamin Chen	Director
Benjamin Chen

/s/ Peter Horan	Director
Peter Horan

/s/ John D. Miller	Director
John D. Miller

/s/ Joseph F. Rascoff	Director
Joseph F. Rascoff

/s/ Harriet Seitler	Director
Harriet Seitler

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit D to Proxy Statement on Schedule 14A filed August 16, 1994).

3.2	Bylaws (Incorporated by reference to Exhibit E to Proxy Statement on Schedule 14A filed August 16, 1994).

21.1	Subsidiaries of Registrant - None.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Filed Herewith.