Form 10-Q
period 2011-03-31
FUNCTION (X) INC.
filed 2011-05-12
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

Commission File No. 00-13803

Function (X) Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-0637631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

159 East 70th Street New York, New York 10021
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 231-0092

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of May 11, 2011, there were 134,842,024 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As previously disclosed on the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission  on February 8, 2011 Function (X) Inc. (formerly Gateway Industries, Inc.) (the “Company”) entered into an Agreement and Plan of Recapitalization (the “Recapitalization Agreement”) by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”) and EMH Howard LLC, a New York limited liability company.   The transactions contemplated by the Recapitalization Agreement (the “Recapitalization”) were consummated on February 11, 2011.  As previously disclosed in the Company’s Annual Report on Form 10-K, from and after its disposition of its remaining assets in Oaktree in October 2010, the Company had been exploring the redeployment of its existing assets by identifying and merging with or investing in one or more operating businesses.  The Recapitalization Agreement and the change in management that resulted was the initial step in the Company’s change in direction.

The Company’s new direction has been to seek to provide a new platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology. We are evaluating several initiatives aimed at combining certain established business principles with a new element enabled by digital and mobile distribution capabilities. An initial product under consideration would emphasize Smartphone applications, with a goal of being ready for beta testing in the third quarter of 2011. The Company is not disclosing any details about this product for competitive reasons, and because this product has not reached the stage of a specific plan for its commercial adaptation.

Reference is made to Note 2 of this Form 10-Q for a detailed description of the Recapitalization Agreement and Company’s new business direction and risks associated therewith.  The Recapitalization Agreement was attached as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2011, and is incorporated herein by reference.

Function (X) Inc.
BALANCE SHEETS
(amounts in thousands, except share data)

ASSETS
	Unaudited
	March 31,	December 31,
	2011	2010

CURRENT ASSETS:
Cash	$8,096	$--
Prepaid expenses	71	--
Other Receivables	146	--
TOTAL CURRENT ASSETS	8,313	--
Notes Receivable	10
Property and Equipment	15	--
TOTAL ASSETS	$8,338	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$925	$105

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares	--	--
issued and outstanding	-	-
Common stock, $0.001 par value, authorized 300,000,000 shares,
issued and outstanding 134,842,024 shares as of March 31, 2011	139	4
and authorized 100,000,000 issued and 419,200 (as adjusted for the Reverse Split) outstanding as of December 31, 2010
Additional paid-in capital	28,271	12,481
Accumulated deficit	(20,997)	(12,590)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,413	(105)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,338	$--

See accompanying notes to financial statements.

Function (X) Inc.
 STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES	$0	$0

GENERAL AND ADMINISTRATIVE EXPENSES	8,431	2

OPERATING LOSS	(8,431)	(2)

OTHER INCOME:
Interest income, net	24	--

Total Other Income	(24)	--

NET LOSS BEFORE INCOME TAXES	(8,407)	(2)

INCOME TAXES	--	--

NET LOSS	$(8,407)	$(2)

Net loss per common share - basic and diluted	$(0.11)	--

Weighted average common shares outstanding - basic and diluted	75,098,547	419,200 *

* as adjusted for the Reverse Split

See accompanying notes to financial statements.

Function (X) Inc.
 STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,407)	$(2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted Stock issued for services	2,678	--
Warrant issued for services	2,529

Changes in operating assets and liabilities:
Other Receivables	(156)	--
Prepaid Expenses	(71)	--
Accounts payable and accrued expenses	820	2
Net Cash Used in Operating Activities	(2,607)	--

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(15)	--
Net Cash Used in Investing Activities	(15)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock for Cash	10,718	--
Net Cash from Financing Activities	10,718	--

NET INCREASE (DECREASE) IN CASH	8,096	--

Cash at Beginning of Period	--	--

Cash at End of Period	$8,096	$--

Supplemental Cash Flow Information:
The Company had the following Non-Cash Financing Activities in the 3 months ended March 31, 2011:
A portion of the debt due to J. Howard, Inc. was paid through the issuance of
250,000 shares of common stock (valued at fair market value of $0.03 per share) at the
closing of the Recapitalization	$8

See accompanying notes to financial statements.

Function (X) Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) (UNAUDITED)
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance January 1, 2011		4	12,481	(12,590)	(105)
Net Loss				(8,407)	(8,407)
Issuance of Common Stock		135	13,973		14,108
Notes Receivable from Shareholders			(3,390)		(3,390)
Warrants Issued for Services			2,529		2,529
Restricted Stock Issued for Services			2,678		2,678
Balance March 31, 2011		139	28,271	(20,997)	7,413

Function (X) Inc.
 NOTES TO UNAUDITED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.	Basis of Presentation

General

The financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 reflect the results of operations of Function (X) Inc., formerly known as Gateway Industries, Inc. (the “Company”), a Delaware corporation. The financial information in this report for the three months ended March 31, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

2.	Organization and Background

The Recapitalization and the Company’s New Line of Business

As previously disclosed, on February 7, 2011, Function (X) Inc. (formerly Gateway Industries, Inc., the “Company”) entered into the Agreement and Plan of Recapitalization (the “Recapitalization Agreement”) by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company (“EMH Howard”).

Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 120,000,000 newly issued shares of common stock of the Company in a private placement transaction at a price of $0.03 per share (on a post-split basis as described below), as a result of which Sillerman and the other investors acquired approximately 99% of the outstanding shares of common stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. Upon consummation, the proceeds of the private placement of $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement, which was 4.15% per annum) were received.

On February 16, 2011, immediately after the Recapitalization was consummated, the Company issued 13,232,597 shares of common stock to an institutional investor (for $10,000) at a price of approximately $0.76 per share, and 940,000 shares of common stock to an accredited investor ($500) at a price of approximately $0.53 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization.

As part of the Recapitalization, the Company also issued 250,000 shares to J. Howard, Inc., an entity affiliated with Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt of $171 owed to J. Howard, Inc. The fair market value of the shares at issuance was $0.03 per share.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

As part of the Recapitalization, the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock (the “Reverse Split”). The Reverse Split became effective on February 16, 2011. Under the terms of the Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-tenth of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.  All share and per share amounts have been restated to reflect the Reverse Split.

The newly recapitalized company changed its name effective as of the date of the Recapitalization and conducts its business under the name Function (X) Inc. with the ticker symbol FNCX.

The Company’s Former Line of Business

The Company was incorporated in Delaware in July 1994 and had no operating business or full-time employees from December 1996 to 2000, when it acquired all of the outstanding Common Stock of Oaktree Systems, Inc. (“Oaktree”).  Through Oaktree, the Company provided cost effective marketing solutions to organizations needing sophisticated information management tools.  In December 2007, Marketing Data, Inc. acquired an 80% interest in Oaktree for $1 and the Company’s ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding Common Stock.   On October 24, 2010, Oaktree repurchased the Company’s remaining 20% interest in Oaktree for $0.10.  As a result, Marketing Data, Inc. owned 100% of the outstanding Common Stock of Oaktree.   After the disposition of the Company’s interest in Oaktree and prior to the Recapitalization, the Company was not active and had no operating business.  After the disposition of the Oaktree interest, the Company began to explore the redeployment of its existing assets by identifying and merging with or investing in one or more operating businesses.  The Board of Directors approved the Recapitalization effecting such change.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue.  Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed.  There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	Accounting Policies

Change of Fiscal Year:  On February 24, 2011, the Board of Directors of the Company approved a change to the Company's fiscal year end from December 31 to June 30.

Impairment or Disposal of Long-Lived Assets.  The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of December 31, 2010 and March 31, 2011, there was no significant impairment of its long-lived assets.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (FASB) issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have an impact on its financial statements.

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificate of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Equipment (consisting of computers and software) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.  The useful life of the equipment is being depreciated over three years.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  When capitalized, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.  Currently, the Company is in the preliminary project stage of development and, appropriately, no costs have been capitalized.

4.	Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States.    To date, the Company has not experienced any losses in such accounts.

5.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share.  Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Due to the Recapitalization the outstanding shares were 134,842,024 on March 31, 2011 and 419,200 on March 31, 2010 (after adjustment for the Reverse Split in connection with the Recapitalization). Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus potentially dilutive common shares. Because the Company reported losses for the periods presented, all potentially dilutive common shares, comprising non-vested stock options, restricted stock and warrants, are anti-dilutive. Restricted stock are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied.  For the three months ended March 31, 2011, both basic and diluted loss per share were ($0.11) and for the three months ended March 31, 2010, both basic and diluted earnings per share were ($0.00).

6.	Debt Payable:

Debt

J. Howard Inc. has been supporting the daily operations of the Company since 2007.  As of December 31, 2010, the Company owed J. Howard, Inc. $82 as a result thereof, which amount was increased as of the completion of the Recapitalization on February 15, 2011 to $171.  As part of the Recapitalization, the Company issued 250,000 shares (at a fair market value of $0.03 per share) to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

7.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2011.

The net operating loss carryforwards from the prior year were $5,490.  Utilization of the net operating loss will be severely limited as a result of the Recapitalization, due to the ownership change rules provided in Section 382 of the Internal Revenue Code and similar state provisions.

There are no income tax audits currently in process with any taxing jurisdictions.

8.	Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the issuance of one million (1,000,000) shares of preferred stock, par value $0.01 per share.  As of the date hereof, there is no outstanding preferred stock.

Common Stock after Recapitalization

Upon completion of the Recapitalization, the Company’s articles of incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, $.001 par value per share.  The authorization was subsequent to a reverse one-for-ten stock split which was part of the Recapitalization.  As a result of such stock split, on March 31, 2011, there were 134,842,024 shares outstanding, representing a change from the initial 419,200 shares (on a post Reverse Split basis) outstanding on December 31, 2010.  In connection with the Recapitalization, the following transactions occurred:

•           120,000,000 shares of common stock were issued to Robert F.X. Sillerman and/or investors approved by him, for $3,600 in cash ($220) and notes receivable ($3,380) at $0.03 per share (notes receivable in connection with such issuance are due in five years, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction in stockholders’ equity in the accompanying balance sheet as a result of such notes being received in exchange for the issuance of common stock);

•           13,232,597 shares of common stock were issued to an institutional investor for $10,000 at a price of approximately $0.76 per share;

•           940,000 shares of common stock were issued to an accredited investor for $500, at a price of approximately $0.53 per share.

•           250,000 shares of common stock were issued to J. Howard, Inc., an entity affiliated with Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) at a fair market value of $0.03 per share in connection with partially extinguishing outstanding debt of $171 owed to J. Howard, Inc.

Warrants

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization (the “Berenson Warrant”), which vested on issuance. The fair value of the Berenson Warrant was determined to be $2,529 using the Black-Scholes option pricing model considering the contractual life of 5 years; expected volatility of 60%; and risk-free interest rate of 2.37%.  This amount was charged to general and administrative expense at the date of issuance.

9.	Equity Incentive Plan

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued. Stock-based awards issued to date are comprised principally of restricted stock awards (RSUs).

On February 21, 2011, the 2011 Executive Incentive Plan (the "Plan") of the Company was approved by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan was previously recommended for approval by the Board of Directors of the Company at a telephonic meeting of the Board of Directors held on February 15, 2011. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided, however, that only employees may receive incentive stock options in accordance with Internal Revenue Service guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan. Pursuant to the Executive Incentive Plan and the employment agreements, the Compensation Committee of the Company’s Board of Directors authorized the grants of restricted stock described below.  The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on the date of grant.

The following grants were authorized:

	Common Shares	Fair Market on Date of Grant
Robert F.X. Sillerman	5,000,000	$85,000
Janet Scardino	1,000,000	$25,500

The Company is accounting for these values at fair market value of the shares on the date of grant, with the value being recognized over the vesting period.  For Mr. Sillerman, the vesting period is 60 months and for the period ended March 31, 2011, the expense was $1,630 for the 35 days from the date of grant.  For Ms. Scardino, the vesting period is 36 months and for the period ended March 31, 2011, the expense was $1,048 for the 45 days from the date of grant.  The total compensation expense of $2,678 was included in the accompanying Statement of Operations in General and Administrative Expenses for the three months ended March 31, 2011.  There were no such expenses for the three months ended March 31, 2010.  No shares actually vested during the periods and the grants provide for vesting annually in arrears.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with Robert F.X. Sillerman as Executive Chairman and Janet Scardino as Chief Executive Officer.

As previously reported on the Company’s Current Report on Form 8-K dated February 11, 2011, the basic terms of the employment agreements with Mr. Sillerman and Ms. Scardino are as follows:

On February 16, 2011, the Company entered into an employment agreement with Mr. Sillerman, pursuant to which Mr. Sillerman shall serve as a member of the Board of Directors and as Executive Chairman of the Company. The agreement will terminate (i) five years after the commencement of Mr. Sillerman’s employment or (ii) nine months after the commencement of Mr. Sillerman’s employment if, by such date, the agreement has not been ratified by an independent director of the Company. The agreement requires that Mr. Sillerman devote a substantial portion of his time to the Company, except that he is free to pursue his existing investments, including without limitation, CKX Inc. and Circle Entertainment Inc. During the term of the agreement, the Company shall pay Mr. Sillerman an initial annualized base salary equal to $1,000 less the total value of certain fringe benefits, perquisites or other amounts required to be reported on form W-2 as compensation in each year.  On February 24, 2011, the independent members of the Company’s Board of Directors approved the agreement.

On February 15, 2011, the Company entered into an employment agreement with Ms. Scardino, pursuant to which Ms. Scardino shall serve as Chief Executive Officer of the Company. The initial term of Ms. Scardino’s employment is three years, and the agreement will automatically renew for an additional three year term unless the parties terminate the agreement or provide written notice of intention not to renew. The agreement requires that Ms. Scardino devote her full working time to the Company. During the term of the agreement, the Company shall pay Ms. Scardino an initial annualized base salary equal to $500.  On February 24, 2011, the independent members of the Company’s Board of Directors approved the agreement.

11.	Litigation

There are no lawsuits or claims pending against the Company.

12.	Related Party Transactions

Asset Contribution Agreement

At the closing of the Recapitalization, the Company entered into an Asset Contribution Agreement with Sillerman Investment Corporation, a Delaware corporation (“SIC”), an affiliate of Robert F.X. Sillerman our Executive Chairman, whereby SIC assigned certain intellectual property assets used in its business to the Company in exchange for an agreement by the Company to reimburse SIC for expenses incurred in connection with the development of such intellectual property assets and its related business, whenever incurred, at or after the closing, in an aggregate amount not to exceed $2,000.  Pursuant thereto, $1,312 was reimbursed and charged to general and administrative expense in the quarter.  Because such transaction was subject to certain rules regarding “affiliated” transactions, the Audit Committee and a majority of the independent members of the Board of Directors approved such reimbursement.

Debt Owed to J. Howard Inc.

The Company owed J. Howard Inc. the amount of $171 in connection with supporting the daily operations of the Company since 2007.  As part of the Recapitalization, the Company issued 250,000 shares to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc and the remaining portion of the debt was satisfied by the Company as part of the Recapitalization on February 15, 2011. The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements.

Shared Services Agreement

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.

The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.

For the three months ended March 31, 2011, the Company incurred and billed Circle $28 for support, consisting primarily of legal and administrative services. These services provided were approved by Circle’s Audit Committee and the Company’s Audit Committee and the related fees were paid.

In addition, certain of the Company’s accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the period ending March 31, 2011, $5 was due from Mr. Sillerman for such services.

Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $0.75 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. All fees described above will be payable in cash for calendar year 2011.  After 2011, directors can elect to receive up to 100% of their compensation in cash or equity and can elect to take their payments in any form of any equity instrument available and permissible under the Company’s stock incentive plan.  All equity will be priced based on the closing price on the last day of each fiscal quarter.  Election with respect to any quarterly payment in equity must be made before the end of the quarter.

Consultant

Benjamin Chen, an independent director, is acting as a consultant to the Company in the area of product management, product marketing, mobile development, advertising, brand and corporate marketing.  He has been paid $53 for his services through March 31, 2011.

Employment Agreements

As described in Note 10, Commitments and Contingencies, the Company has entered into employment agreements with Robert F.X. Sillerman as Executive Chairman and Janet Scardino as Chief Executive Officer, each directors of the Company.

13.	Subsequent Events

Employment Agreements

    The Company has entered into employment agreements with Christopher Stephenson as Chief Marketing Officer, and with Gregory Consiglio as Head of Business Development.

    The basic terms of the employment agreements are as follows:

    The Company entered into an employment agreement with Mr. Stephenson, pursuant to which Mr. Stephenson shall serve as Chief Marketing Officer of the Company. The initial term of Mr. Stephenson’s employment is three years. The agreement requires that Mr. Stephenson devote his full working time to the Company. During the term of the agreement, the Company shall pay Mr. Stephenson an initial annualized base salary equal to $400.  Mr. Stephenson shall be entitled to a restricted share grant of 250,000 shares of the Company’s common stock at the beginning the first employment year, 1/3 of which will vest at the end of each employment year (assuming Mr. Stephenson is still employed by the Company) and 100,000 shares of the Company’s common stock at the beginning of each year (including the first) of Mr. Stephenson’s employment term, 1/3 of which vest at the end of each employment year (assuming Mr. Stephenson is still employed by the Company).

    The Company has entered into an employment agreement with Mr. Consiglio, pursuant to which Mr. Consiglio shall serve as Head of Business Development of the Company. The agreement requires that Mr. Consiglio devote his full working time to the Company. During the term of the agreement, the Company shall pay Mr. Consiglio an initial annualized base salary equal to $300.  Mr. Consiglio shall be entitled to a restricted share grant of 150,000 shares of the Company’s common stock at the beginning of the first employment year, 1/3 of which will vest at the end of each employment year (assuming Mr. Consiglio is still employed by the Company; and 50,000 shares of the Company’s common stock at the beginning of each of the second and third year of his employment term, 1/3 of which will vest at the end of each employment year (assuming Mr. Consiglio is still employed by the Company). Mr. Consiglio’s employment agreement is terminable by either party upon 30 days’ written notice to the other.

    The foregoing descriptions of the employment agreements with Messrs. Stephenson and Consiglio are not complete and are qualified in their entireties by reference to the complete text of the Agreements, copies of which are filed herewith as Exhibits 13.1 and 13.2 incorporated herein by reference.

FORWARD LOOKING STATEMENTS

   In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited financial statements and footnotes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

Upon completion of our Recapitalization of the Company in February 2011, the Company, which had been inactive during 2009 and 2010, changed course.  Its new direction is to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.  The Company is evaluating several initiatives aimed at combining certain established business principles with a new element enabled by digital and mobile distribution capabilities.  An initial product under consideration would emphasize Smartphone applications, with a goal of being read for beta testing in the third quarter of 2011.  The Company is not disclosing any details about this product for competitive reasons, and because this product has not reached the stage of a specific plan for its commercial adaptation.

Operating Results Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

There was no operating revenue for the three months ended March 31, 2011 or March 31, 2010. Operating expenses were $8,431  for the three months ended March 31, 2011 as against $2 for the three months ended March 31, 2011.           .

Revenue

Revenue was no operating revenue in the first quarter of 2011 or in the first quarter of 2010.

Operating Expenses

Actual operating expenses increased in the first quarter of 2011 by $8,429 due primarily to the commencement of the Company’s start up costs, salaries, and a non-cash charge relating to issuance of shares and warrants, which totaled $6,479.

Depreciation and Amortization

We had no depreciation and amortization in the first quarter of 2011 and the first quarter of 2010.

Interest Income/Expense

We had net interest income of $24 versus none in the first quarter of 2010, $20 of interest accrued on Notes Receivable and $4 earned on cash and cash equivalents.

Income Taxes

For the three months ended March 31, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

Introduction  — The historical financial statements and financial information of our predecessor, Gateway Industries, Inc., included in this annual report are not representative of our planned business going forward or indicative of our future operating and financial results.

During the three months ended March 31, 2011, we were able fund our business activities and obligations as they became due with the following sources of capital which were contributed as part of the Recapitalization:

Received from Subscriptions for Common Shares:    $14,100, of which $3,380 was paid through notes from Shareholders and the balance was cash.

Going Concern

Reference is made to Note 2 of the Financial Statements relating to going concern issues in connection with the preparation of these financial statements, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue.  Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed.  There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flow for the Three Months Ended March 31, 2011 and 2010

Operating Activities

Cash used in operating activities of $2,607 for the quarter ended March 31, 2011 consisted primarily of reimbursements ($1,312) for expenses incurred in connection with the intellectual property contributed to the Company by to an affiliate of our controlling shareholder, with the balance for salaries and other expenses incurred for Company operations. There was an increase in cash of $8,096 during the period resulting from the Recapitalization, net of expenses.

Investing Activities

$15 was used in investing activities for the quarter ended March 31, 2011 for the purchase of office and computer related equipment.

Financing Activities

Cash provided by financing activities of $10,718 for the quarter ended March 31, 2011 reflects proceeds from the issuance of common stock as part of the Recapitalization, net of promissory notes of $3,380.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. The terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

There are no lawsuits and claims pending against us.

Inflation

Inflation has affected the historical performances of the business primarily in terms of higher rents we receive from tenants upon lease renewals and higher operating costs for real estate taxes, salaries and other administrative expenses.

Application of Critical Accounting Policies

During the three months ended March 31, 2011, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended December 31, 2010.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. To the extent that our deposits are in excess of Federal deposit insurance program maximums, we bear that potential risk.

Foreign Exchange Risk

We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

Interest Rate Risk

Although certain subscription agreements were funded on the basis of promissory notes, the interest rate in those notes has been fixed and is not subject to variation.  To the extent that we have or maintain deposits with financial institutions that pay interest on those deposits, we have market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

           On February 15, 2011 there were changes in personnel resulting from the transition of the Company as a consequence of the Recapitalization, with Jack Howard resigning as the only officer of the Company.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities & Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 11 to the Company’s Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 1A.	RISK FACTORS
The Company is a new company in a highly competitive market, and is subject to all the business risks and uncertainties with any new business or company, including that it will not achieve its business objective.  The digital and mobile technology markets are highly competitive, with almost all established participants possessing greater resources than the Company.  There can be no assurance that the Company will adopt a specific plan for the commercial and technical development and financing of any particular product.  Moreover, if and when adopted by the Company, such a plan will be subject to the customary risks of start-up businesses, including technical and practical uncertainties of developing a successful new product, obtaining the services of additional talented individuals and the difficulty of obtaining financing, none of which is assured.  The Company currently is without revenue and any investment in the Company is highly speculative.  The Company will be required to obtain additional financing to complete the development of its initial products and there is no assurance that such financing will be available at all or on terms acceptable to the company and that any such financing, if obtained, will not be highly dilutive to current stockholders of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 120,000,000 newly issued shares of common stock of the Company in a private placement transaction at a price of $0.03 per share (on a post-split basis as described below), as a result of which Sillerman and the other investors acquired approximately 99% of the outstanding shares of common stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. Upon consummation, the proceeds of the private placement of $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement, which was 4.15% per annum) were received.

Immediately after the recapitalization was consummated, the Company issued 13,232,597 shares of common stock to an institutional investor (for $10,000) at a price of approximately $0.76 per share, and 940,000 shares of common stock to an accredited investor ($500) at a price of approximately $0.53 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization.

As part of the Recapitalization, the Company also issued 250,000 shares to J. Howard, Inc., an entity affiliated with Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt of $171 owed to J. Howard, Inc. The fair market value of the shares at issuance was $0.03 per share.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

As part of the Recapitalization, the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock (the “Reverse Split”). The Reverse Split became effective on February 16, 2011. Under the terms of the Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-tenth of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

None.

ITEM 5.	OTHER INFORMATION

Executive Incentive Plan:   On February 21, 2011, the 2011 Executive Incentive Plan (the "Plan") of Function (X) Inc. (the "Company") was approved by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan was previously recommended for approval by the Board of Directors of the Company at a telephonic meeting of the Board of Directors held on February 15, 2011. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards. The Company reserved 30,000,000 shares of common stock for delivery under the Plan. The Plan is attached as Exhibit 10.1 and incorporated herein by reference.

Employee Benefit Plan:   The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum.

Changes in Directors and Officers

Effective as of the closing of the Recapitalization, Jack L. Howard resigned as Chairman of the Board and Chief Executive Officer of the Company, and Ronald W. Hayes resigned as director of the Company.

Effective as of the closing of the Recapitalization, the following persons were appointed as new directors and officers of the Company:

Name	Age	Position
Robert F.X. Sillerman	63	Executive Chairman, Director
Janet Scardino	51	Chief Executive Officer , Director
Mitchell J. Nelson	63	Executive Vice President, General Counsel, Director
Michael Burrows	66	Director

Effective as of February 22, 2011, Michael Burrows resigned as director of the Company.

Effective as of February 15, 2011, the following persons were appointed as new directors of the Company:

Name	Age	Position
Benjamin Chen	45	Director
Peter Horan	56	Director
John D. Miller	66	Director
Joseph F. Rascoff	65	Director
Harriet Seitler	54	Director

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1	Recapitalization Agreement (1)
13.1	Employment Agreement between Function (X) Inc. and Christopher Stephenson
13.2	Employment Agreement between Function (X) Inc. and Gregory Consiglio
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated February 10, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Function (X) Inc.

By:	/s/ Janet Scardino
Janet Scardino Chief Executive Officer

By:	/s/ Bethany Gilmore
Bethany Gilmore Principal Financial Officer

May 11, 2011

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

3.1	Letter from Radin, Glass & Co.
10.1	Executive Incentive Plan
10.2	Asset Contribution Agreement between the Registrant and Sillerman Investment Corporation
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer