Form 10-K
period 2011-06-30
FUNCTION (X) INC.
filed 2011-09-28
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File No. 001-33902

Function(x) Inc.
 (Exact name of Registrant as specified in its charter)

Delaware	33-0637631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

902 Broadway
11th Floor
New York, New York 10010
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 231-0092

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☑   No  ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010, based on the closing price of such stock on the Pink Sheets on such date, was $83,856.

As of September 27, 2011, there were 148,942,024 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Function(x) Inc.
Annual Report on Form 10-K
June 30, 2011

(all amounts presented in thousands, except share and per share data)

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 1.  BUSINESS

Overview of Transition in the Company’s Business

The fiscal year ended June 30, 2011 was a transition year for Function(x) Inc. (the “Company” or Function(x)").  On October 24, 2010 the Company disposed of its remaining interest in Oaktree Systems, Inc (“Oaktree”) and was not active and had no operating business. After the disposition of the Oaktree interest, the Company began exploring the possibility of identifying and merging with or investing in one or more operating businesses.  Then, on February 15, 2011, we completed a recapitalization (the “Recapitalization”) with Sillerman Investment Company, LLC, a Delaware limited liability company (“Sillerman”) and EMH Howard LLC, a New York limited liability company (“EMH Howard”) and changed our name to Function(x) Inc.  With the Recapitalization, the Company changed course and, under new management, began moving in a new direction, which is to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

Investors should read all of the information set forth in this Annual Report on Form 10-K to better understand the financial condition of, and risks of investing in, the Company.

The Company’s New Line of Business

The Company’s business is to create and manage digital products and services that encourage consumer participation and active engagement with media and entertainment content.  These digital media products are designed to accommodate a variety of media and entertainment experiences, including but not limited to television, movies, games and music.  The Company plans to generate revenues from advertising, sponsorship, e-commerce and other sources based on the aggregation of registered users.

The Company plans to host, maintain, develop and operate a suite of digital products that will leverage proprietary technology.  The initial products will be delivered via mobile applications and websites, marketed to high value media consumers.  In addition, the Company is developing and managing software and databases for the identification of multimedia content, commercials, and promotional information that will be used on multiple types of internet-connected devices.  We will also use our software and databases to deliver highly targeted advertising and marketing solutions via digital services, initially on mobile phones and other handheld mobile devices.

The Company’s initial product design will be distributed on a variety of mainstream mobile operating systems.  The products will verify user engagement of various forms of entertainment content through a real-time check-in process.  The initial market for the product targets TV audiences across various channels and platforms:  broadcast and cable networks, live, time-shifted and on-demand television, as well as online distribution of television programming.  The Company’s consumer participation and engagement will be limited to participants who are 13 years of age or older.

The Beta product was delivered for usability testing in September and will undergo further testing in the fourth quarter of calendar 2011.  The Company is targeting an initial release to be made in such quarter or early 2012.  The national launch to a wider general audience is scheduled for 2012.

Since the Recapitalization and prior to the end of the fiscal year, the Company hired personnel with diverse backgrounds in General Management in Digital Media and Entertainment, along with specialists in Product Development, Engineering, Marketing, Analytics, Sales and Business Development, along with Human Resources, Finance and Legal for the purpose of furthering the business plan and building the first product.

Operations

We are creating a social media experience around traditional media consumption that encourages consumer participation and active engagement through incentives, brand-sponsored content, and network-sponsored content.  We intend to market our service through various channels, including online advertising, broad-based media (such as television and radio), as well as various strategic partnerships.  We intend to utilize co-location facilities and the services of third-party cloud computing providers, more specifically, Amazon Web Services, to help us efficiently manage and create our platform.

Revenue

Our plan is to derive revenues from advertising programs and marketing solutions generated from two revenue streams, entertainment providers and brand advertisers.  We will begin operations by offering a new social media experience to consumers to drive engagement with providers and brands through our digital mobile services, with focus on smartphone applications.  Initially, we anticipate revenues to be generated substantially in the United States.

Seasonality

Our revenue is expected to exhibit a seasonal pattern that reflects variation in accordance with entertainment offerings and the desire of advertisers to try to influence consumers’ purchasing habits.  As a consequence, revenue is expected to vary modestly throughout the year, although we anticipate revenues to be slowest in the third calendar quarter.  Additionally, the growth in variable expenses associated with marketing, new product releases, consumer incentives, and advertising services will fluctuate with revenue, but not necessarily by the same percentage.

Competition

The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as the following:

●           Applications promoting social TV experience and discussions; and

●           White-label providers of social media and media-specific applications.

The Company’s Formation and Former Line of Business

Function(x) was incorporated in Delaware in July 1994, and was formerly known as Gateway Industries, Inc.  We had no operating business or full-time employees from December 1996 to March 2000, when we acquired all of the outstanding common stock of Oaktree.  Through Oaktree, we provided cost effective marketing solutions to organizations needing sophisticated information management tools.

We acquired Oaktree on March 21, 2000 pursuant to a stock purchase agreement.  The purchase price of Oaktree was approximately $4,100, consisting of $2,000 in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $650 of debt, which was repaid at the closing date, plus certain fees and expenses.  In December 2007, Oaktree sold 5,624 shares of its common stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1.  As a result, our ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding common stock.  In connection with this transaction, we agreed to make a capital contribution of $225 to Oaktree at closing.  As a result of this transaction, we recorded a loss on sale of subsidiary in the amount of $4,238 during the year ended December 31, 2007.

In July 2005, we sold 500,000 shares of 10% series A preferred stock to Steel Partners II, L.P. (“Steel Partners II”), an affiliate of Jack L. Howard, who was at the time our Chairman of the Board and Chief Executive Officer and our largest stockholder, for a purchase price of $1,467.  In addition, we sold to Steel Partners II warrants to purchase 1,500,000 shares of common stock, with an exercise price of $0.22 per share, for a purchase price of $33.  On May 15, 2008, we repurchased all of the preferred stock and warrants originally issued to Steel Partners II for a purchase price of $1,000.  None of the warrants were ever exercised by Steel Partners II and no dividend was paid on the preferred stock.

On October 24, 2010, Oaktree repurchased our remaining 20% interest in Oaktree for $0.10.  As a result, Marketing Data, Inc. owned 100% of the outstanding common stock of Oaktree.  From October 2010, after the Company completed the disposition of its interest in Oaktree Systems, Inc. (“Oaktree”) through the date of the Recapitalization in February 2011, the Company was not active and had no operating business.

The Recapitalization

As previously disclosed, on February 7, 2011, Function(x) Inc. (formerly Gateway Industries, Inc., the “Company”) entered into the Agreement and Plan of Recapitalization (the “Recapitalization Agreement”, a copy of which is listed as and incorporated by reference herewith as Exhibit ___) by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company (“EMH Howard”).   All of the following amounts, other than share information, set forth in this report appear in the thousands.

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

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 100,000 shares of the Company’s common stock.

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

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011.  It now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have two wholly-owned subsidiaries, Project Oda, Inc. and Viggle Inc., each Delaware corporations.

Intellectual Property

As of June 30, 2011, the Company has filed to protect its initial trademarks.  We anticipate that there will be patent and other filings in the future.  We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2011, the Company had a total of 21 full-time employees.  Management considers its relations with its employees to be very good.

Principal Executive Offices

The principal executive offices of the Company are located at 902 Broadway, 11th Floor, New York, New York 10010 and our telephone number is (212) 231-0092.

Available Information

The Company is subject to the informational requirements of Section15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and electronically files reports and other information with, and electronically furnishes reports and other information to, the Securities and Exchange Commission. Such reports and other information filed or furnished by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.

In addition, the Company makes available free of charge through its website, http://www.functionxinc.com, its Annual Reports on Form 10-K and quarterly reports on Form 10-Q (commencing March 30, 2011), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.  RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

Since we have a limited operating history and no revenues to date, we may be unable to achieve or maintain profitability.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have limited financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient debt or equity.   There is no assurance such debt and/or equity offerings will be successful or that we will remain in business or be able to implement our business plan if the offerings are not successful.

We need substantial additional financing to execute our business plan which may not be available. If we are unable to raise additional capital, we may not be able to continue operations.

We do not yet have revenues and our ability to continue in business depends upon our ability to obtain working capital.  There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed, and upon acceptable terms and conditions could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any debt securities or instruments we may issue would have rights superior to the rights of our common stockholders.

Our common stock price may fluctuate significantly and you may lose all or part of your investment.

Because we are a newly operating company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. There can be no assurance whether or when we will generate revenue from the license, sale or delivery of our unique products and services. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

●             announcements of developments related to our business;

●            developments in our strategic relationships with companies;

●            our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;

●             announcements regarding the status of any or all of our collaborations or products;

●            market perception and/or investor sentiment regarding our products and services;

●             announcements regarding developments in the digital and mobile technology and the broadcast and entertainment industries in general;

●             the issuance of competitive patents or disallowance or loss of our patent or trademark rights; and

●            quarterly variations in our operating results.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

The market for purchases and sales of our common stock may be very limited, and the sale of a limited number of shares could cause the price to fall sharply.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of the common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Since we do not intend to declare dividends for the foreseeable future, and we may never pay dividends, you may not realize a return on your investment unless the price of our common stock appreciates and you sell your common stock.

We will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

Since we are controlled by current insiders and affiliates of the Company, you and our other non-management shareholders will be unable to affect the outcome in matters requiring shareholder approval.

As of September 28, 2011, approximately 115,098,000 shares of our common stock, not including currently exercisable warrants, are owned by current affiliates and insiders representing control of approximately 77% of the total voting power.

As result of the closing of the Recapitalization, Sillerman, together with other investors approved by Sillerman, owns approximately 89% of the outstanding shares of common stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives.  In particular, our success is highly dependent upon the efforts of our executive officers and our directors, particularly Robert F.X. Sillerman, our Executive Chairman and Director.  The loss of our executive officers and directors could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor’s investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability, which may limit our ability to finance our business plan and adversely affect our business.

Robert F.X. Sillerman, our Executive Chairman and director and Janet Scardino, our Chief Executive Officer and director are receiving compensation and any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Sillerman, Ms. Scardino or any other senior executive in the future will be determined from time to time by the board of directors or our Compensation Committee.  Such obligations may negatively affect our cash flow and our ability to finance our business plan, which could cause our business to fail.

Some of our officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Robert F.X. Sillerman, our Executive Chairman and director, and Mitchell Nelson, our Executive Vice President, General Counsel, Secretary and director, are each engaged in other business endeavors, including serving as executive officers of Circle Entertainment Inc. (“Circle”).  Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to the Company's affairs, but may continue to perform his responsibilities as an executive officer of Circle, as well as in other outside non-competitive businesses.  Mr. Sillerman has agreed to present to the Company any business opportunities related to or appropriate for the Company’s business plan.  Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of the Company as is necessary for him to perform his duties as Executive Vice President and General Counsel.  He is also entitled to perform similar functions for Circle pursuant to the shared services agreement described in Section 11 hereof, "Related Party Transactions".  Although Circle and the Company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought.  Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the board of directors, as set forth in the Company’s Code of Business Conduct and Ethics.  The Company’s Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.  For a description of the Company’s Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” below.

Our business and growth may suffer if we are unable to attract and retain key officers or employees.

Our success depends on the expertise and continued service of our Executive Chairman, Robert F.X Sillerman, and certain other key executives and technical personnel. It may be difficult to find a sufficiently qualified individual to replace Mr. Sillerman or other key executives in the event of death, disability or resignation, resulting in our being unable to implement our business plan and the Company having no operations or revenues.

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel.  However, competition for these types of employees is intense due to the limited number of qualified professionals.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business may be materially and adversely affected.

We are uncertain of our ability to manage our growth.

Our ability to grow our business is dependent upon a number of factors including our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide such new products and services as our customers may require in the future and our ability to adapt our own systems to accommodate expanded operations.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The digital and mobile technology business is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.  Function(x) is an entertainment company that utilizes digital media and smartphone technology.  If we are successful, larger and more established entertainment companies with significantly greater resources may try to enter the market with similar technologies, and may be in better competitive positions than we are.  We cannot be sure that we will be able to successfully implement our business strategy in the face of such competition.

We may be unable to compete with larger or more established companies in two industries.

We face a large and growing number of competitors in the digital and mobile technology and entertainment industries.  If we successfully marry digital and mobile technology and entertainment, we will have competitors from both the digital and mobile and the entertainment industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

If our products do not achieve market acceptance, we may not have sufficient financial resources to fund further development.

While we believe that a viable market exists for the products we are developing, there can be no assurance that such technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our products cannot be created as envisaged by our business strategy or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

If our products do not perform as expected, or we are unable to successfully develop and market our products, our business and financial condition will be adversely affected.

With the release of any new product release, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products in the market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or an increase in response time could result in a loss of potential customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

We may be unable to protect our intellectual property rights from third-party claims and litigation, which could be expensive, divert management’s attention, and harm our business.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us.   Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position.  We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

You may have limited access to information regarding our business because we are a limited reporting company exempt from many regulatory requirements and our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

The Company will not become a fully reporting company but rather, will be subject to the reporting requirements of Section 15(d) of the Exchange Act. As of effectiveness of our registration statement, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see "Where You Can Find More Information" elsewhere in this prospectus). Except during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) if we have less than 300 shareholders. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

Changes to federal, state or international laws or regulations applicable to our business could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to privacy, advertising generally, consumer protection, content regulation, intellectual property, defamation, child protection, advertising to and collecting information from children, taxation, employment classification and billing. These laws and regulations and the interpretation or application of these laws and regulations could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business including measures to regulate consumer privacy, the use of copyrighted material, the collection of certain data, network neutrality, patent litigation, cyber security, child protection, subpoena and warrant processes, employee classification and others.

In addition, most states have enacted legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

Many of our potential partners are subject to industry specific laws and regulations or licensing requirements, including in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fail to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, our business could be adversely affected. Furthermore, these laws may also limit the way we advertise our products and services or cause us to incur compliance costs, which could affect our revenues and could further adversely impact our business.

There are a number of significant matters under review and discussion with respect to government regulations which may affect the business we intend to enter and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal  locations as of June 30, 2011.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
902 Broadway 11th Floor New York, NY	Corporate Office	Headquarters	16,500 sq. ft.	Leased until April 2022

ITEM 3. LEGAL PROCEEDINGS

There are no lawsuits or claims pending against the Company.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the Pink Sheets under the symbol FNCX.PK.  The following table sets forth the high and low closing sales prices for our Common Stock for the quarterly periods for the years ended June 30, 2011 and 2010 (the March 31, 2011 and June 30, 2011 prices reflect the 1 for 10 Reverse Split and are post-Recapitalization).

	6/30/2010-6/30/2011
	High	Low
June 30, 2011	$12.50	$8.30
March 31, 2011	$28.00	$0.02
December 31, 2010	$0.03	$0.01
September 30, 2010	$0.01	$0.01

	6/30/2009-6/30/2010
	High	Low
June 30, 2010	$0.04	$0.01
March 31, 2010	$0.04	$0.02
December 31, 2009	$0.05	$0.02
September 30, 2009	$0.06	$0.05

As of September 21, 2011, there were 127 holders of record of our Common Stock.

Dividend Policy

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. There are no outstanding preferred shares for our Company.  The terms of any future debt agreements we may enter into could prohibit or restrict the payment of cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(# )	($)	(#)
Equity compensation plans approved by security holders (1)	7,875,000	0	22,125,000

Equity compensation plans not approved by security holders (none)	---	---	---
________
(1) 7,875,000 includes restricted shares which are not currently vested, and there is no exercise price for these.

For a description of our Executive Equity Incentive Plan, see Note 9 to our audited Consolidated Financial Statements included elsewhere in this report.

ITEM 6. NOT REQUIRED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company’s historical audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our historical results of operations reflected in our historical audited consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate revenue.

Overview

Function(x) was incorporated in Delaware in July 1994, and was formerly known as Gateway Industries, Inc.

In February 2011, Function (X) Inc. completed a Recapitalization with Sillerman and EMH Howard.  The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have two wholly owned subsidiaries, Project Oda, Inc. and Viggle, Inc.   Upon completion of the Recapitalization, the Company changed course after being inactive from October 2010.  The Recapitalization and the resulting change in management were the initial steps in the Company developing a new operating business. Its new direction is intended to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

The Company’s New Line of Business

The Company’s business is to create and manage digital products and services that encourage consumer participation and active engagement with media and entertainment content.  These digital media products are designed to accommodate a variety of media and entertainment experiences, including but not limited to television, movies, games and music.  The Company plans to generate revenues from advertising, sponsorship, e-commerce and other sources based on the aggregation of registered users.

The Company plans to host, maintain, develop and operate a suite of digital products that will leverage proprietary technology.  The initial products will be delivered via mobile applications and websites, marketed to high value media consumers.  In addition, the Company is developing and managing software and databases for the identification of multimedia content, commercials, and promotional information that will be used on multiple types of internet-connected devices.  We will also use our software and databases to deliver highly targeted advertising and marketing solutions via digital services, initially on mobile phones and other handheld mobile devices.

The Company’s initial product design will be distributed on a variety of mainstream mobile operating systems.  The products will verify user engagement of various forms of entertainment content through a real-time check-in process.  The initial market for the product targets TV audiences across various channels and platforms:  broadcast and cable networks, live, time-shifted and on-demand television, as well as online distribution of television programming.  The Company’s consumer participation and engagement will be limited to participants who are 13 years of age or older.

The Beta product was delivered for usability testing in September and will undergo further testing in the fourth quarter of calendar 2011.  The Company is targeting an initial release to be made in such quarter or early 2012.  The national launch to a wider general audience is scheduled for 2012.

Since the Recapitalization and prior to the end of the fiscal year, the Company hired personnel with diverse backgrounds in General Management in Digital Media and Entertainment, along with specialists in Product Development, Engineering, Marketing, Analytics, Sales and Business Development, along with Human Resources, Finance and Legal for the purpose of furthering the business plan and building the first product.

Operations

We are creating a social media experience around traditional media consumption that encourages consumer participation and active engagement through incentives, brand-sponsored content, and network-sponsored content.  We intend to market our service through various channels, including online advertising, broad-based media (such as television and radio), as well as various strategic partnerships.  We intend to utilize co-location facilities and the services of third-party cloud computing providers, more specifically, Amazon Web Services, to help us efficiently manage and create our platform.

Revenue

Our plan is to derive revenues from advertising programs and marketing solutions generated from two revenue streams, entertainment providers and brand advertisers.  We will begin operations by offering a new social media experience to consumers to drive engagement with providers and brands through our digital mobile services, with focus on smartphone applications.  Initially, we anticipate revenues to be generated substantially in the United States.

Seasonality

Our revenue is expected to exhibit a seasonal pattern that reflects variation in accordance with entertainment offerings and the desire of advertisers to try to influence consumers’ purchasing habits.  As a consequence, revenue is expected to vary modestly throughout the year, although we anticipate revenues to be slowest in the third calendar quarter.  Additionally, the growth in variable expenses associated with marketing, new product releases, consumer incentives, and advertising services will fluctuate with revenue, but not necessarily by the same percentage.

Competition

The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as the following:

●           Applications promoting social TV experience and discussions; and

●           White-label providers of social media and media-specific applications.

The Recapitalization

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

Immediately after the Recapitalization was consummated, the Company issued 13,232,597 shares of common stock to an institutional investor (for $10,000) at a price of approximately $0.76 per share, and 940,000 shares of common stock to an accredited investor ($500) at a price of approximately $0.53 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act, pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  No advertising or general solicitation was employed in offering the securities.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

On February 16, 2011, the Company issued a five-year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson Investments LLC.  Berenson & Company, LLC, an affiliate of Berenson Investments LLC, was the financial advisor to Sillerman in connection with the Recapitalization.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 100,000 shares of our common stock.

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

Former Business

After our incorporation and during the period from December 1996 to March 2000, we had no operating business or full time employees.  On March 21, 2000, we acquired Oaktree pursuant to a stock purchase agreement.  Through Oaktree, we provided cost effective marketing solutions to organizations needing sophisticated information management tools.  The purchase price of Oaktree was approximately $4,100, consisting of $2,000 in cash, the issuance of 600,000 restricted shares of common stock of the Company and the assumption of approximately $650 of debt, which was repaid at the closing date, plus certain fees and expenses.  In December 2007, Oaktree sold 5,624 shares of its common stock to Marketing Data, Inc., an affiliate of an officer of Oaktree, for $1.  As a result, our ownership interest in Oaktree was reduced to 20% of Oaktree’s outstanding common stock.  In connection with this transaction, we agreed to make a capital contribution of $225 to Oaktree at closing.  As a result of this transaction, we recorded a loss on sale of subsidiary in the amount of $4,238,392 during the year ended December 31, 2007.

 In July 2005, we sold 500,000 shares of 10% Series A Preferred Stock to Steel Partners II, L.P., an affiliate of Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and, at the time, our largest stockholder, for a purchase price of $1,467.  In addition, we sold to Steel Partners II warrants to purchase 1,500,000 shares of common stock, with an exercise price of $0.22 per share, for a purchase price of $33.  On May 15, 2008, we repurchased all of the Preferred Stock and Warrants originally issued to Steel Partners II for a purchase price of $1.  None of the Warrants were ever exercised by Steel Partners II and no dividend was paid on the Preferred Stock.

On October 24, 2010, Oaktree repurchased our remaining 20% interest in Oaktree for $0.1.  As a result, Marketing Data, Inc. owned 100% of the outstanding common stock of Oaktree.  The disposition of our interest in Oaktree enabled us to begin to explore the redeployment of our existing assets by identifying and merging with, or acquiring, or investing in, one or more operating businesses, which resulted in the Recapitalization.

Results for the Year Ended June 30, 2011 and 2010

(amounts in thousands)	Year Ended June 30, 2011		Year Ended June 30, 2010		Variance
Revenues	$	---	$	---	$	---
General and Administrative Expenses		19,970		9		19,961

Operating Loss		(19,970)		(9)		(19,961)

Other Income
Interest income, net		62		---		62
Total Other Income		62		---		58

Net Loss Before Income Taxes		(19,908)		(9)		(19,899)

Income Taxes		---		---		---

Net Loss		$(19,908)		$(9)		$(19,899)

Revenues

There were no revenues in the prior year.  The Company has yet to generate revenue since changing its line of business in 2011.

General and Administrative Expenses

Operating expenses increased $19,961 in 2011 as compared to 2010 primarily due to personnel costs ($12,325, including $10,772 in non-cash stock based compensation), developing a new product ($2,150), and the other costs associated with a startup company ($5,482).  Operating expenses in 2010 were nominal.

Interest Income, Net

Net interest income increased $62 in 2011 as compared to 2010 primarily due to notes receivable issued for common stock as part of the Recapitalization.  There was no interest income in 2010.

Liquidity and Capital Resources

Cash

At June 30, 2011 and 2010, we had cash balances of $3,794 and $0, respectively. From 2007 until the Recapitalization, J. Howard, Inc., an affiliate of Jack L. Howard, a director and officer of the Company prior to the Recapitalization, advanced funds to the Company to support our daily operations.

Pursuant to the Recapitalization, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 120,000,000 newly issued shares of common stock of the Company in a private placement transaction, in which we raised $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at 4.15% per annum).

As a result of the private placements to Adage Capital Management LP (“Adage”) and KPLB LLC (“KPLB”), both selling stockholders in the Form S-1 filed with the Securities and Exchange Commission on May 25, 2011, we have raised $10,500.

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.  The Company believes that the net cash raised in the private placement should be sufficient to meet its liquidity needs for the next fiscal year.  For more information regarding the private placement, see Note 13, Subsequent Events.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on the Company.

Market Risk

Not applicable.

Cash Flow for the Year Ended June 30, 2011

Operating Activities

Cash used in operating activities of $5,645 for the year ended June 30, 2011 consisted primarily of salaries and other expenses for operating the Company.

Investing Activities

Cash used in investing activities of $1,330 for the year ended June 30, 2011 primarily reflects $695 for the letter of credit lease deposit, $317 for capitalized software costs, and $235 for purchase of a an interest in a G-IV jet (see Note 11 to the Consolidated Financial Statements), and investment in Company product.

Financing Activities

Cash provided by financing activities of $10,769 for the year ended June 30, 2011 reflects proceeds from the issuance of common stock as part of the Recapitalization.

Dividends

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The terms of any future debt agreements we may enter into may prohibit or restrict, the payment of cash dividends on our common stock.

Commitments and Contingencies

There are no lawsuits and claims pending against us or which we have initiated against others.

Application of Critical Accounting Policies

During the year ended June 30, 2011, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-Q for the three months ended March 31, 2011.

The following accounting policies require significant management judgments and estimates:

Impairment of Long-Lived Assets.

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of June 30, 2010 and June 30, 2011, there was no significant impairment of its long-lived assets.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  When capitalized, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.  Currently, the Company is in the application development stage of its computer software development and, appropriately, certain costs have been capitalized in the amounts of $317 and $0 as of June 30, 2011 and June 30, 2010, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised principally of restricted stock awards (RSUs).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Function(x) Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Function(x) Inc.:
New York, New York

We have audited the accompanying consolidated balance sheets of Function(x) Inc. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Function(x) Inc. at June 30, 2011 and 2010 , and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY
September 28, 2011

Function(x) Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$3,794	$	---
Prepaid Expenses	46		---
Other Receivables	29		---
TOTAL CURRENT ASSETS	3,869		---
Restricted Cash	695		---
Investment in Interests in Corporate Jet	1,511		---
Capitalized Software Costs, Net	317		---
Equipment, Net	79		---
TOTAL ASSETS	$6,471	$	---

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$1,105		$78
Current Portion of Loan Payable	49		---
TOTAL CURRENT LIABILITIES	1,154		78
Loans Payable, less current portion	891		---
Other Long-Term Liabilities	342		---
TOTAL LIABILITIES	2,387		78

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	---		---
Common stock, $0.01 par value: authorized 300,000,000 shares, issued and outstanding 134,941,797 shares as of June 30, 2011 and authorized 1,000,000 shares, issued and outstanding 419,200 shares (as adjusted for the Reverse Split) as of June 30, 2010	139		4
Additional paid-in-capital	36,416		12,481
Accumulated deficit	(32,471)		(12,563)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,084		(78)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,471	$	---

See accompanying notes to consolidated financial statements

Function(x) Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010
REVENUES	$0	$0

GENERAL AND ADMINISTRATIVE EXPENSES	19,970	9

OPERATING LOSS	(19,970)	(9)

OTHER INCOME:
Interest income, net	62	---

Total Other Income	62	---

NET LOSS BEFORE INCOME TAXES	(19,908)	(9)

INCOME TAXES	---	---

NET LOSS	$(19,908)	$(9)

Net loss per common share - basic and diluted	$(.20)	$(.02)

Weighted average common shares outstanding - basic and diluted	100,708,047	419,200 *
_____
* as adjusted for the Reverse Split

See accompanying notes to consolidated financial statements

Function(x) Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Preferred Stock		Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance July 1, 2009	$	---	$4	$12,481	$(12,554)	$(69)
Net Loss		---	---	---	(9)	(9)
Balance June 30, 2010	$	---	$4-	$12,481	$(12,563)	$(78)

Balance July 1, 2010	$	---	$4	$12,481	$(12,563)	$(78)
Net Loss		---	---	---	(19,908)	(19,908)
Issuance of Common Stock		---	135	13,973	---	14,108
Notes Receivable from Shareholders		---	---	(3,419)	---	(3,419)
Warrants Issued for Services		---	---	2,529	---	2,529
Exercise of Warrants		---	---	80	---	80
Restricted Stock Issued for Services		---	---	10,772	---	10,772
Balance June 30, 2011	$	---	$139	$36,416	$(32,471)	$4,084

See accompanying notes to consolidated financial statements

Function(x) Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30, 2011	Year Ended June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,908)		$(9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted Stock issued for services	10,772		---
Warrants issued for services	2,529		---
Depreciation	4		---
Changes in operating assets and liabilities:
Other Receivables	(29)		---
Prepaid Expenses	(46)		---
Accounts payable and accrued expenses	1,027		9
Other liabilities	6		---
Net Cash Used in Operating Activities	(5,645)		---

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(83)		---
Increase in Restricted Cash	(695)		---
Investment in Corporate Jet	(235)		---
Capitalized Software Costs	(317)		---
Net Cash Used in Investing Activities	(1,330)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock for Cash	10,769		---
Net Cash from Financing Activities	10,769		---

NET INCREASE IN CASH	3,794		---

Cash at Beginning of Period			---

Cash at End of Period	$3,794	$	---

Supplemental Cash Flow Information:
Non-Cash Financing Activities:	$8	$	---
Issuance of shares relating to payment of a portion of the debt due to J. Howard, Inc.

Corporate Jet Information:	$1,276	$	---
Purchase of a 9.375% interest in a G-IV jet.

Stock issued for promissory notes	$3,380	$	---
In connection with the Recapitalization, 112,666,667 shares of the Company’s common stock were paid for through the issuance of promissory notes by investors in the aggregate amount of $3,380.  As of June 30, principal amount of such notes outstanding was $3,367.

See accompanying notes to consolidated financial statements

Function(x) Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.  Basis of Presentation

On February 24, 2011, the Company changed its year-end from December 31 to June 30. The consolidated financial statements as of June 30, 2011 and June 30, 2010 have been presented to reflect twelve months of activities and reflect the results of the Company and its consolidated subsidiaries. The consolidated financial statements of  the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated.

2.  Organization and Background

Formation and Former Business

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

The Recapitalization

As previously disclosed, on February 7, 2011, Function(x) Inc. (formerly Gateway Industries, Inc., the “Company”) entered into the Agreement and Plan of Recapitalization (the “Recapitalization Agreement”) by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company (“EMH Howard”).

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

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson Investments LLC.  Berenson & Company, LLC, an affiliate of Berenson Investments LLC, was the financial advisor to Sillerman in connection with the Recapitalization.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 100,000 shares of the Company’s common stock.

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

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011.  It now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have two wholly-owned subsidiaries, Project Oda, Inc. and Viggle Inc, each a Delaware corporation.

The Company’s New Line of Business

The Company’s business is to create and manage digital products and services that encourage consumer participation and active engagement with media and entertainment content.  These digital media products are designed to accommodate a variety of media and entertainment experiences, including but not limited to television, movies, games and music.  The Company plans to generate revenues from advertising, sponsorship, e-commerce and other sources based on the aggregation of registered users.

The Company plans to host, maintain, develop and operate a suite of digital products that will leverage proprietary technology.  The initial products will be delivered via mobile applications and websites, marketed to high value media consumers.  In addition, the Company is developing and managing software and databases for the identification of multimedia content, commercials, and promotional information that will be used on multiple types of internet-connected devices.  We will also use our software and databases to deliver highly targeted advertising and marketing solutions via digital services, initially on mobile phones and other handheld mobile devices.

The Company’s initial product design will be distributed on a variety of mainstream mobile operating systems.  The products will verify user engagement of various forms of entertainment content through a real-time check-in process.  The initial market for the product targets TV audiences across various channels and platforms:  broadcast and cable networks, live, time-shifted and on-demand television, as well as online distribution of television programming.  The Company’s consumer participation and engagement will be limited to participants who are 13 years of age or older.

The Beta product was delivered for usability testing in September and will undergo further testing in the fourth quarter of calendar 2011.  The Company is targeting an initial release to be made in such quarter or early 2012.  The national launch to a wider general audience is scheduled for 2012.

Since the Recapitalization and prior to the end of the fiscal year, the Company hired personnel with diverse backgrounds in General Management in Digital Media and Entertainment, along with specialists in Product Development, Engineering, Marketing, Analytics, Sales and Business Development, along with Human Resources, Finance and Legal for the purpose of furthering the business plan and building the first product.

Operations

We are creating a social media experience around traditional media consumption that encourages consumer participation and active engagement through incentives, brand-sponsored content, and network-sponsored content.  We intend to market our service through various channels, including online advertising, broad-based media (such as television and radio), as well as various strategic partnerships.  We intend to utilize co-location facilities and the services of third-party cloud computing providers, more specifically, Amazon Web Services, to help us efficiently manage and create our platform.

Revenue

Our plan is to derive revenues from advertising programs and marketing solutions generated from two revenue streams, entertainment providers and brand advertisers.  We will begin operations by offering a new social media experience to consumers to drive engagement with providers and brands through our digital mobile services, with focus on smartphone applications.  Initially, we anticipate revenues to be generated substantially in the United States.

Seasonality

Our revenue is expected to exhibit a seasonal pattern that reflects variation in accordance with entertainment offerings and the desire of advertisers to try to influence consumers’ purchasing habits.  As a consequence, revenue is expected to vary modestly throughout the year, although we anticipate revenues to be slowest in the third calendar quarter.  Additionally, the growth in variable expenses associated with marketing, new product releases, consumer incentives, and advertising services will fluctuate with revenue, but not necessarily by the same percentage.

3.  Summary of Significant Accounting Policies

Change of Fiscal Year:  On February 24, 2011, the Board of Directors of the Company approved a change to the Company's fiscal year end from December 31 to June 30.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with remaining maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposits that were required as collateral under the lease of office space.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  These estimates include, among others, fair value of financial assets and liabilities, net realizable values on long-lived assets, certain accrued expense accounts, and estimates related to stock-based compensation.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt approximates fair value as current borrowing rates for the same or similar issues are the same as those that were given to the Company at the issuance of its debt.

Equipment

Equipment (consisting of computers, software, furniture and fixtures) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.  The useful life of the equipment is being depreciated over three years.

Impairment of Long-Lived Assets.

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of June 30, 2010 and June 30, 2011, there was no significant impairment of its long-lived assets.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  When capitalized, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.  Currently, the Company is in the application development stage of its computer software development and, appropriately, certain costs have been capitalized in the amounts of $317 and $0 as of June 30, 2011 and June 30, 2010, respectively.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company in 2011 and 2010 was $1,005 and $0, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised principally of restricted stock awards (RSUs).

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements.  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price.  The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available.  ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010.  The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements.  This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements.  Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements.  Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

In May 2011, the Financial Accounting Standards Board (FASB) released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”. This standard will be effective beginning in the first calendar quarter of 2012 and the Company is in the process of assessing the impact of this standard on the Company’s Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements as they currently conform.

4.  Interests in Corporate Jet

The Company executed an agreement with NJI Sales, Inc. ("NetJets") to bundle a 3.125% fractional share of a G-IV jet owned by Mr. Sillerman with a value of $336 with a new 6.25% fractional share of a G-IV jet which was purchased from NetJets by the Company.  The purchase price for the 6.25% interest was $1,175, payable $235 upon signing and the balance of $940 in debt with interest at 6% per annum, monthly payments of $9 and, a five-year balloon of $661.   Monthly management fees (aggregate for both shares) are approximately $26.  Based on the anticipated travel schedule for Mr. Sillerman and the anticipated residual value of the plane at the end of the five-year period of usage, the Company is expected to realize cost savings. The Company’s Audit Committee approved entering into this related party transaction and on June 17, 2011, the independent members of the Company’s Board of Directors approved the transaction. The Company accounted for the transaction by recording the interests as investment assets and the related debt amounts to Mr. Sillerman and NetJets.

5.  Property and Equipment

Equipment, consisting of computers, software, furniture and furnishings, were purchased in connection with setting up the Company’s office space.  The amount of such purchase was $83.

6. Loans Payable

J. Howard, Inc. had been supporting the daily operations of the Company from 2007 until the Recapitalization.  As of December 31, 2010, the Company owed J. Howard, Inc. $82 as a result thereof, which amount was increased as of the completion of the Recapitalization on February 15, 2011 to $171.  As part of the Recapitalization, the Company issued 250,000 shares (at a fair market value of $0.03 per share) to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

As described in footnote 4 above, the Company financed the purchase of a 6.25% fractional interest in a G-IV jet.  The financing of $940 provides for interest at the rate of 6% per annum, monthly payments of $9 and a balloon payment at maturity in 5 years of $661.  Total payments on this debt in the next five years are as follows:

Years Ending June 30,	(in thousands)
2012	$49
2013	52
2014	56
2015	59
2016	724

Total	$940

7. Commitments and Contingencies

Total rent expense for the Company under operating leases for the years ended June 30, 2011 and 2010 was less than $65 and $0, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Years Ending June 30,
2012	$338
2013	595
2014	611
2015	628
2016	647
Thereafter	3,912

Total	$6,731

As of June 30, 2011, the Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under existing employment contracts are as follows:

(in thousands)
Year Ending June 30,
2012	$2,229
2013	2,326
2014	2,427
2015	2,534
Thereafter	—

Total	$9,516

As of June 30, 2011, the Company has entered into an agreement for network services with Carpathia Hosting Inc. (“Carpathia”) for a two-year term.  The anticipated payments under this agreement are $71 per month.  The exact amount may vary from month to month depending on usage and additional services which may be supplied by Carpathia.

There are no lawsuits or claims pending against the Company.

8. Stockholders’ Equity (Deficit)

As of June 30, 2011 and 2010, there were 300,000,000 and 1,000,000 shares of authorized common stock, respectively, and 134,941,797 and 419,280 (adjusted to reflect post reverse split shares) shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. We may issue shares of preferred stock in one or more series as may be determined by our board of directors, who may establish the designation and number of shares of any series, and may determine, alter or revoke the rights, preferences, privileges and restrictions pertaining to any wholly unissued series (but not below the number of shares of that series then outstanding).

9. Share-Based Payments

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

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan. Pursuant to the Executive Incentive Plan and the employment agreements,  between February 15, 2011 and June 30, 2011 the Compensation Committee of the Company’s Board of Directors authorized the grants of restricted stock described below.  The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on the date of grant.

	Date of Grant	Common Shares	Aggregate Fair Value on Date of Grant	Weighted Average Grant Date Fair Value
Seven (7) Executives	Various	7,875,000	$137,906	$17.51

The Company is accounting for these values at fair market value of the shares on the date of grant, with the value being recognized over the requisite service period.  No shares were vested and no shares are forfeited as of June 30, 2011.

The total compensation expense of $10,772 was included in the accompanying Statement of Operations in general and administrative expenses for the year ended June 30, 2011.  There were no such expenses for the year ended June 30, 2010.  No shares actually vested during the periods and the grants provide for vesting annually in arrears over the next five years.  As of June 30, 2011 there was approximately $127 of total unrecognized stock-based compensation cost.

On February 16, 2011, the Company issued a five year warrant for 100,000 shares with an exercise price of $0.80 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization, which vested on issuance. The fair value of the Berenson Warrant was determined to be $2,529 using the Black-Scholes option pricing model considering the contractual life of 5 years; expected volatility of 60%; and risk-free interest rate of 2.37%.  This amount was charged to general and administrative expense at the date of issuance.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 100,000 shares of our common stock.

10.  Income Taxes

For the year ended June 30, 2011 and 2010, the Company did not record an income tax benefit because it has incurred taxable losses, it has no history of generating taxable income, and the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward of $12,017 and $5,490 as of June 20, 2011 and 2010, respectively.  Accordingly, a full valuation allowance has been established on the related deferred tax assets.   Because of the change of control pursuant to the Recapitalization, utilization of prior fiscal year net operating loss carryforwards of $5,490 will be substantially limited.

The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company may in the future become subject to federal, state and city income taxation for years 2008 through 2010 under the normal statute of limitations. Generally, for state tax purposes, the Company’s 2008 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations.  However, certain states may keep their statute open for six to ten years.  There are no income tax audits currently in process with any taxing jurisdictions

11.  Related Party Transactions

Asset Contribution Agreement

At the closing of the Recapitalization, the Company entered into an Asset Contribution Agreement with Sillerman Investment Corporation, a Delaware corporation (“SIC”), an affiliate of Robert F.X. Sillerman our Executive Chairman, whereby SIC assigned certain intellectual property assets used in its business to the Company in exchange for an agreement by the Company to reimburse SIC for expenses incurred in connection with the development of such intellectual property assets and its related business, whenever incurred, at or after the closing, in an aggregate amount not to exceed $2,000.  Pursuant thereto, $1,312 was reimbursed and charged to general and administrative expense in the fiscal year.  This total amount was expensed since the reimbursement related to business operating expenses and expenses related to the development of the Company’s product which were incurred during the preliminary stages of product development and are to be expensed under the guidance of ASC 350-40. Because such transaction was subject to certain rules regarding “affiliated” transactions, the Audit Committee and a majority of the independent members of the Board of Directors approved such reimbursement.

Debt Owed to J. Howard Inc.

As of the Recapitalization, the Company owed J. Howard Inc. the amount of $171 in connection with supporting the daily operations of the Company since 2007.  As part of the Recapitalization, the Company issued 250,000 shares at fair market value of $0.03 per share to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc and the remaining portion of the debt was satisfied by the Company as part of the Recapitalization on February 15, 2011. The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

Recapitalization Notes and Expenses

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements. Interest income recorded on these notes in the year ended June 30, 2011 is $49.

In addition, Sillerman Investment Company, LLC was relieved of the obligation to pay $200 in connection with the initial structure of the Recapitalization to J. Howard, Inc. as reimbursement of advances made by J. Howard, Inc. to the Company to support its daily obligations since 2007.  The obligation arose from the initial proposal that investors would invest directly in Sillerman Investment Company, LLC prior to the Recapitalization.  When the structure of the Recapitalization changed, resulting in investments directly in the Company in connection with the Recapitalization, the obligation to pay J. Howard, Inc. became the obligation of the Company.  Because such transaction involved a related party, the Audit Committee of the Company's Board of Directors approved and the independent members of the Board ratified the payment of the obligation by the Company.

Shared Services Agreement

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the fiscal year ended June 30, 2011, the Company incurred and billed Circle $107 for support, consisting primarily of legal and administrative services. These services provided were approved by Circle’s Audit Committee and the Company’s Audit Committee and the related fees were paid ($25 was paid after June 30, 2011).

In addition, certain of the Company’s accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the fiscal year ended June 30, 2011, $18 was incurred and paid by Mr. Sillerman for such services ($4 was paid after June 30, 2011).

Consultant

Benjamin Chen, an independent director, is acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  He has been paid $72 for his services through June 30, 2011.

NetJets

The Company executed an agreement with NetJets to bundle a 3.125% fractional share of a G-IV jet owned by Mr. Sillerman with a value of $336 with a new 6.25% fractional share of a G-IV jet which was purchased from NetJets by the Company.  The purchase price for the 6.25% interest was $1,175, payable $235 upon signing and the balance of $940 is financed with interest at 6% per annum, monthly payments of $9 and, a five-year balloon of $661.   Monthly management fees (aggregate for both shares) are approximately $26.  Based on the anticipated travel schedule for Mr. Sillerman and the anticipated residual value of the plane at the end of the five-year period of usage, the Company is expected to realize cost savings. The Company’s Audit Committee approved entering into this related party transaction, and on June 17, 2011, the independent members of the Company’s Board of Directors approved the transaction. The Company accounted for the transaction by recording the interests as investment assets and the related debt amounts to Mr. Sillerman and NetJets.

12. Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The three levels of fair value hierarchy are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.  The Company’s investment in overnight money market institutional funds, which amounted to $3,797 as of June 30, 2011, is included in Cash and Cash Equivalents on the accompanying consolidated balance sheets is classified as a Level 1 input.  The carrying value for Cash and Cash Equivalents and Accounts Payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt of $940 to finance the purchase of an interest in a G-IV jet approximates fair value due to market interest rates. It is not practical to fair value the $336 for the related party debt.

13.  Subsequent Events (unaudited)

Private Placement

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The Units issued in such placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  The proceeds of the offering, $35,000, are to be used for general corporate purposes, including marketing and product development.  Tejas Securities Group, Inc. (“Tejas”) and Craig-Hallum Capital Group, LLC acted as placement agents in connection with the offering and received compensation of $1,350 and $165, respectively.  Tejas purchased units in the offering for $713 and received as additional compensation a five-year warrant for 540,000 common shares at $2.50 per share and 100,000 warrants on the same basis as the investors.  Sillerman Investment Company, LLC purchased $5,000 worth of Units in the placement, and Sillerman Investment Company, LLC, as nominee purchased $6,376 of Units in the placement. The Company will take a compensation charge in the first quarter of approximately $17,162 as a result of the foregoing, resuting from selling shares to executives below fair value.

Stock Option Grants

On August 26, 2011, the Compensation Committee adopted a Company-wide stock option program and granted to 32 employees an aggregate of 3,545,000 non-qualified stock options at $2.50 per share or $5.00 per share, depending on recipient, vesting over three to four years, depending on when the employee started at the Company.  The Company will take a compensation charge in the first quarter of approximately $1,037 as a result of the foregoing.

On August 12, 2011, the Compensation Committee of the Board of Directors approved a stock option plan for non-management directors.  Each director is to receive 250,000 non-qualified stock options for common shares of the Company under the Executive Equity Incentive Plan.  The initial grant was made on August 26, 2011 at $2.50 per share.  One-fourth of the grant vested on the grant date and the balance will vest pro-rata annually in arrears over the next three years, so long as the director remains in office on the vesting date. The Company will take a compensation charge in the first quarter of approximately $1,566 as a result of the foregoing.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As has been previously reported, on February 25, 2011, the board of directors dismissed Radin, Glass & Co., LLP ("RGC") as the Company's independent registered public accounting firm. The reports of RGC on the Company's financial statements for the years ended December 31, 2009 and December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended December 31, 2009 and December 31, 2010 and through February 24, 2011, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with RGC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RGC, would have caused RGC to make reference to the subject matter of the disagreements in its reports on the Company's financial statements for such years.  During the years ended December 31, 2009 and December 31, 2010 and through May 23, 2011, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities & Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:

1. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2. The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2011 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Function(x) Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2011:

Name	Age	Position

Robert F.X. Sillerman	63	Executive Chairman, Director
Janet Scardino	52	Chief Executive Officer, Director
Mitchell J. Nelson	63	Executive Vice President, General Counsel, Secretary, Director
Benjamin Chen	45	Director
Peter Horan	56	Director
John D. Miller	67	Director
Joseph F. Rascoff	66	Director
Harriet Seitler	54	Director

Robert F.X. Sillerman was elected a Director of the Company and Executive Chairman of the Board of Directors effective as of the closing of the Recapitalization.  He has, since January 2008, served as Chairman and Chief Executive Officer of Circle Entertainment Inc.  Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company

Janet Scardino was appointed as Chief Executive Officer and Director of the Company effective as of the closing of the Recapitalization.  Ms. Scardino was President Commercial for 19 Entertainment, creator of American Idol, from September 2008 through February 2011. Prior to that, she was President and Chief Marketing Officer of The Knot, Inc., a leading life-stage digital media business and NASDAQ listed company, from October 2007 through September 2008.  She was the Executive Vice President of Reuters Group PLC from March 2005 through August 2007, serving as EVP, Global Head of Marketing, and later promoted to Managing Director, for Reuters Media Division.  Between February 2003 and March 2005, Scardino was a digital media entrepreneur.  Ms. Scardino was Senior Vice President, International Marketing for AOL from March 2001 to February 2003. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company from 1998 through 2001.  For a decade, Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television.  The Board of Directors selected Ms. Scardino as a director because it believes she possesses significant media and entertainment experience, which will benefit the Company.

Benjamin Chen was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Chen is a leader in business and technology and was appointed as a Non-Executive Board Member of the Company.  Mr. Chen is the Founder, Chairman and CEO of Mochila, Inc., a leading digital content and syndication platform, serving since November 2001.  Mr. Chen previously founded multiple internet and marketing related businesses, including AppGenesys, Inc., serving as its CEO/CTO from January 2000 until August 2001.  He served as CTO/CIO from 1996 until 2000 at iXL Enterprises, Inc. a strategic interactive agency (now part of Publicis), where he served on the management team that took the company public in 1999. Previously he was at Ironlight Digital Corporation, serving as its CTO from 1995 until 1996.  Mr. Chen has worked as an external entrepreneur in residence for JP Morgan and Mission Ventures, as well as an advisor for GE Capital.  The Board of Directors has selected Mr. Chen as a director because it believes his experience in technology and startup businesses will benefit the Company.

Peter C. Horan was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Horan is currently the Executive Chairman of Halogen Network, a next generation digital media company, a position he has held since February 2010.  Mr. Horan has served as CEO of many internet companies, including Goodmail Systems, Inc. from 2008 to 2010.  Previously, Mr. Horan was CEO of IAC’s Media and Advertising group from 2007 to 2008.  He was CEO of AllBusiness.com from 2005 to 2007.  As CEO of About.com from 2003 to 2005, Mr. Horan led the sale of the company to the New York Times Company. Mr. Horan was CEO of DevX.com from 2000 to 2003.  Previously at International Data Group, he served as Senior Vice President from 1991 until 2000, where he was also the publisher of their flagship publication Computerworld.  He held senior account management roles at leading advertising agencies including BBD&O and Ogilvy & Mather.  Mr. Horan was selected as a director because the Board of Directors believes that his technology, internet and advertising experience will benefit the Company.

John D. Miller was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Miller was elected a director of Circle Entertainment Inc. in January 2009. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investment unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable, where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  The Board of Directors believes that Mr. Miller’s venture capital and financial experience will benefit the Company, and have selected him as a director for that reason.

Mitchell J. Nelson was appointed Director, Executive Vice President, General Counsel, and Secretary effective as of the closing of the Recapitalization.  Mr. Nelson also serves as Executive Vice President, General Counsel and Secretary of Circle Entertainment, Inc., having served in such capacity since January 2008, and served as President of its wholly-owned subsidiary, FX Luxury Las Vegas I, LLC (which was reorganized in bankruptcy in 2010) during 2010.  He also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invested in United States-based real estate securities, from 1994 to 2008, as Senior Vice President, Corporate Affairs for Flag Luxury Properties, LLC from 2003.  Prior to 2008, Mr. Nelson served as counsel to various law firms, having started his career in 1973 at the firm of Wien, Malkin & Bettex.  At Wien, Malkin & Bettex, which he left in 1992, he became a senior partner with supervisory responsibility for various commercial real estate properties. Mr. Nelson is an Adjunct Assistant Professor of Real Estate Development at Columbia University.  He was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.  The Board has selected Mr. Nelson as a director because it believes his legal and business experience will benefit the Company.

Joseph F. Rascoff was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Rascoff is the co-founder of The RZO Companies, and since 1978 has been representing artists in recording contract negotiations, music publishing administration, licensing, royalty compliance, and worldwide touring. From 1974 to 1978, Mr. Rascoff was a partner in Hurdman and Cranstoun, a predecessor accounting firm of KPMG. Mr. Rascoff has been an Advisory Director of Van Wagner Communications LLC since 2005.  In 2009, he became a consultant to Live Nation Entertainment, Inc. He has served as a Trustee of The University of Pennsylvania (1992-1996), is on the Board of Overseers of the University of Pennsylvania Libraries, and is a Trustee and former President of the Board of Trustees of The Bishop’s School, La Jolla, California.   The Board of Directors believes that Mr. Rascoff’s business and entertainment experience and financial expertise will benefit the Company and, therefore, has selected him as a director.

Harriet Seitler was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Ms. Seitler is currently Executive Vice President for Oprah Winfrey’s Harpo Studios.  Joining Harpo over 15 years ago in 1995, Ms. Seitler is responsible for marketing, development of strategic brand partnerships, and digital extensions for the Oprah Winfrey Show.  Ms. Seitler was also instrumental in the development and launch of “The Dr. Oz Show”.  Prior to working at Harpo, Ms. Seitler served as Vice President, Marketing at ESPN from 1993 to 1994.  She was responsible for the branding of ESPN, SportsCenter, as well as the branding and launch of ESPN2.  Ms. Seitler began her career at MTV Networks serving from 1981 to 1993 in marketing and promotions, rising to the rank of Senior Vice President.  At MTV, Ms. Seitler pioneered branded entertainment initiatives and built major new franchises such as the MTV Movie Awards and MTV Sports.  Ms. Seitler has served on the Board of Directors of The Oprah Winfrey Foundation, and is currently a board member of Sharecare.com.  The Board of Directors selected Ms. Seitler as a director because it believes that her experience in TV and digital media, sponsorships and marketing will benefit the Company.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code is posted on our website located at http://www.functionxinc.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://www.functionxinc.com.

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is not traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at http://www.functionxinc.com.

Board Committees

The following chart sets forth the membership of each board committee as of June 30, 2011.

Committee	Members

Audit Committee	Joseph F. Rascoff (Chairman) Peter Horan John D. Miller
Compensation Committee	John D. Miller (Chairman) Peter Horan
Nominating and Corporate Governance Committee	John D. Miller (Chairman) Harriet Seitler

Audit Committee

The Audit Committee is comprised of Messrs. Rascoff, Horan, and Miller. Mr. Rascoff is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, and our Corporate Governance Guidelines. In addition, Mr. Rascoff is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required thereby.

 ITEM 11.   EXECUTIVE COMPENSATION

2011 Summary Compensation Table
(amounts in thousands)

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2011 and June 30, 2010 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended June 30, 2011. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Robert F.X. Sillerman	2011	379		85,000		0.65	85,380
Executive Chairman	2010	--	--	--	--	--	--
Janet Scardino	2011	189		25,500		2	25,691
Chief Executive Officer	2010	--	--	--	--	--	--
Christopher Stephenson	2011	67		3,588		0.3	3,655
Chief Marketing Officer	2010	--	--	--	--	--	--

(1) Amounts equal to the fair value of the stock at the grant date.

Outstanding Equity Awards at June 30, 2011

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert F.X. Sillerman (1)	--	--	--	--	5,000,000	85,000	--	--
	--	--	--	--	--	--	--	--
Janet Scardino (1) (2)	--	--	--	--	1,500,000	25,500	--	--
	--	--	--	--	--	--	--	--
Christopher Stephenson (1) (3)	--	--	--	--	550,000	3,588	--	--
___________
(1)	No options have been granted. For information regarding restricted stock units, see also Note 9 to our audited Consolidated Financial Statements, Share-Based Payments.
(2)
Includes 1,000,000 shares granted at the commencement of the first employment year, 250,000 shares at the commencement of the second employment year, and 250,000 shares at the commencement of the third employment year.

(3)
Includes 350,000 shares granted at the commencement of the first employment year, 100,000 shares at the commencement of the second employment year, and 100,000 shares at the commencement of the third employment year.

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Executive Chairman, Mr. Sillerman.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” the employment agreement for Mr. Sillerman provides for the following benefits: (a)  payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. Additionally, upon termination by our company for a “change of control”, Mr. Sillerman will receive the benefits set forth in (a), (b), and (c) above, plus all options to purchase the Company’s capital stock shall remain exercisable for the full maximum term of the original option grant or ten years from the closing of the change of control transaction, whichever is greater.  As a result, Mr. Sillerman would receive benefits valued at $48,875 if a change of control were to occur as of June 30, 2011.  In addition, in the event that the aggregate of such payments would constitute a “parachute payment” under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the Company shall also pay Mr. Sillerman a gross-up payment such that after the imposition of Federal, State and local income taxes, Mr. Sillerman would be entitled to retain the foregoing amount.  Such additional amount is $15,498.

The following disclosure is for our Chief Executive Officer, Ms. Scardino.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Ms. Scardino provides for the following benefits: (a)  payments equal to (x) the cash equivalent of six months’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Ms. Scardino for the immediately preceding employment year or $125, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Ms. Scardino upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Ms. Scardino shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of June 30, 2011, Ms. Scardino would receive $13,975.

The following disclosure is for our Chief Marketing Officer, Mr. Stephenson.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Mr. Stephenson provides for the following benefits: (a)  payments equal to (x) the cash equivalent of six months’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Stephenson for the immediately preceding employment year or $100, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer, plus (d) a $75 relocation allowance. However, in the event that any amount payable to Mr. Stephenson upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Stephenson shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of June 30, 2011, Mr. Stephenson would receive $5,303.

Potential Payments upon Death or Disability

The following disclosure is for our continuing named executive officers, Mr. Sillerman, Ms. Scardino, and Mr. Stephenson.

The employment agreement of Mr. Sillerman provides for the following benefits in the event of his death: (a)  payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.  The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of June 30, 2011 would be $48,875.

The employment agreement of Ms. Scardino provides for : (a)  payments equal to (x) the cash equivalent of one year’s base salary at the rate in effect on the date of termination (for death; for disability, the executive officer would receive payments equal to 75% of one year’s base salary from the date of disability to the end of the term, reduced by the disability insurance policy benefits) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to the executive officer for the immediately preceding employment year or $125, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer (if disability occurs after the end of the first Employment Year, all stock options vest).  The approximate amount that would be due to the estate of Ms. Scardino in the event of her death as of June 30, 2011 would be $14,225.

The employment agreements of Mr. Stephenson provides for : (a)  payments equal to (x) the cash equivalent of one year’s base salary at the rate in effect on the date of termination (for death; for disability, the executive officer would receive payments equal to 75% of one year’s base salary from the date of disability to the end of the term, reduced by the disability insurance policy benefits) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to the executive officer for the immediately preceding employment year or $100, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer (if disability occurs after the end of the first Employment Year, all stock options vest).  The approximate amount that would be due to the estate of Mr. Stephenson in the event of his death as of June 30, 2011 would be $5,503.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

Each of our non-employee directors receives an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $0.75 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. All fees described above will be payable in cash for calendar year 2011.  After 2011, directors can elect to receive up to 100% of their compensation in cash or equity or any combination, and can elect to take their payments in any form of any equity instrument available and permissible under the Company’s stock incentive plan.  All equity will be priced based on the closing price on the last day of each fiscal quarter.  Election with respect to any quarterly payment in equity must be made before the end of the quarter.

The Company pays non-employee directors for all compensation in lieu of cash on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.  During 2011, fees earned were paid.

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2011 is shown in the following table (1):

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Benjamin Chen (1)	30	---	---	---	30
Peter Horan	32	---	---	---	32
John D. Miller	35	---	---	---	35
Joseph Rascoff	36	---	---	---	36
Harriet Seitler	30	---	---	---	30
_________
(1)           Does not include $72 earned by Mr. Chen as a consultant to the Company.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under Item 13. Certain Relationships, Related Transactions, and Director Independence. ”

During the last fiscal year, none of our executive officers served as:

●           a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) or another entity, one of whose executive officers served on our compensation committee;

●           a director of another entity, one of whose executive officers served on our compensation committee; and

●           a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our Executive Equity Incentive Plan as of September 28, 2011.  For a description of our Executive Equity Incentive Plan, see Note 8 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	12,670,000	$3.28	17,330,000

Equity compensation plans not approved by security holders	-	-	-
__________
(1)           7,875,000 restricted stock units were granted on various dates of grant and vest 1/3 on the first, second and third anniversary of the date of grant.  There is no exercise price.
(2)           4,795,000 stock options were granted to directors, officers, and employees at exercise prices between $2.50 and $5.00 per share.  The options vest over three or four year periods and not are exercisable until August 2012, except that 312,500 stock options granted to directors are exercisable now at $2.50 per share.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 27, 2011 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of September 28, 2011 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of September 27, 2011, there were 148,941,797 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock

Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	113,234,000	73.8%

Adage Capital Management, L.P. (3)	13,232,597	8.9%

Directors and Named Executive Officers (not otherwise included above):

Janet Scardino (4)	2,400,000	1.6%
Benjamin Chen (5)	62,500	*
Peter C. Horan (6)	62,500	*
John D. Miller (7)	1,262,500	*
Mitchell J. Nelson (8)	324,000	*
Joseph Rascoff (9)	62,500	*
Harriet Seitler (10)	62,500	*
All directors and named executive officers as a group (8 people)	117,470,500	76.4%
_________________________
*           Represents less than 1%.

(1)
Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Function(x) Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.

(2)
Sillerman beneficially owns (i) directly 4,970,000 shares of Common Stock owned by Sillerman and indirectly 99,144,000 shares of Common Stock (consisting of (A) 92,904,000 shares of Common Stock owned by Sillerman Investment Company, LLC; (B) 4,560,000 shares of Common Stock issuable upon the exercise of warrants held by Sillerman Investment Company which are exercisable at $4.00 per share; (C) 5,400,000 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse and (D) 5,400,000 shares of Common Stock owned by a trust for the benefit of Sillerman’s descendants.

(3)	Adage beneficially owns 13,232,597 shares of Common Stock. Its business address is 200 Clarendon Street, 52nd Floor, Boston, MA 02116, telephone (617) 867-2830.
(4)	Scardino beneficially owns 2,400,000 shares of Common Stock.
(5)	Chen beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 28, 2011 at $2.50 per share.
(6)
Horan beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 28, 2011 at $2.50 per share.

(7)
Miller beneficially owns (i) 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 28, 2011 at $2.50 per share and (ii) 1,200,000 shares of Common Stock subject to a restrictive agreement with Robert F.X. Sillerman, 400,000 of which will be released each of on February 15, 2012, February 15, 2013 and February 15, 2014, under certain conditions.

(8)	Nelson beneficially owns 324,000 shares of Common Stock.
(9)
Rascoff beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 28, 2011 at $2.50 per share.

(10)
Seitler beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 28, 2011 at $2.50 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below is a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

Circle Entertainment Inc. and the Company have entered into a shared services agreement relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Circle Entertainment Inc. is a publicly traded company controlled by Robert F.X. Sillerman.

Asset Contribution Agreement

At the closing of the Recapitalization, the Company entered into an Asset Contribution Agreement with Sillerman Investment Corporation, a Delaware corporation (“SIC”), an affiliate of Robert F.X. Sillerman our Executive Chairman, whereby SIC assigned certain intellectual property assets used in its business to the Company in exchange for an agreement by the Company to reimburse SIC for expenses incurred in connection with the development of such intellectual property assets and its related business, whenever incurred, at or after the closing, in an aggregate amount not to exceed $2,000.  Pursuant thereto, $1,312 was reimbursed and charged to general and administrative expense in the fiscal year.  This total amount was expensed since the reimbursement related to business operating expenses and expenses related to the development of the Company’s product which were incurred during the preliminary stages of product development and are to be expensed under the guidance of ASC 350-40.  Because such transaction was subject to certain rules regarding “affiliated” transactions, the Audit Committee and a majority of the independent members of the Board of Directors approved such reimbursement.

Debt Owed to J. Howard Inc.

As of the Recapitalization, the Company owed J. Howard Inc. the amount of $171 in connection with supporting the daily operations of the Company since 2007.  As part of the Recapitalization, the Company issued 250,000 shares at fair market value of $0.03 per share to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc and the remaining portion of the debt was satisfied by the Company as part of the Recapitalization on February 15, 2011. The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

Recapitalization Notes and Expenses

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements. Interest income recorded on these notes in the year ended June 30, 2011 is $49.

In addition, Sillerman Investment Company, LLC was relieved of the obligation to pay $200 in connection with the initial structure of the Recapitalization to J. Howard, Inc. as reimbursement of advances made by J. Howard, Inc. to the Company to support its daily obligations since 2007.  The obligation arose from the initial proposal that investors would invest directly in Sillerman Investment Company, LLC prior to the Recapitalization.  When the structure of the Recapitalization changed, resulting in investments directly in the Company in connection with the Recapitalization, the obligation to pay J. Howard, Inc. became the obligation of the Company.  Because such transaction involved a related party, the Audit Committee of the Company's Board of Directors approved and the independent members of the Board ratified the payment of the obligation by the Company.

Shared Services Agreement

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. ("Circle") as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the fiscal year ended June 30, 2011, the Company incurred and billed Circle $107 for support, consisting primarily of legal and administrative services. These services provided were approved by Circle’s Audit Committee and the Company’s Audit Committee and the related fees were paid ($25 was paid after June 30, 2011).

In addition, certain of the Company’s accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the fiscal year ended June 30, 2011, $18 was incurred and paid by Mr. Sillerman for such services ($4 was paid after June 30, 2011).

Board Decisions and Certain Conflicts of Interest

Past and future decisions by our board regarding our future growth, operations and major corporate decisions will be subject to certain possible conflicts of interest. These conflicts may have caused, and in the future may cause, our business to be adversely affected. Nevertheless, our board will be responsible for making decisions on our behalf. In appropriate circumstances, we expect to submit transactions with any related party for approval or negotiation by our independent directors or a special committee thereof.

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s Board must meet the criteria for independence required by The NASDAQ Global Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors.  Although the Company is not listed on The NASDAQ Global Market, the Company intends to comply with these criteria.  Rules 4200 and 4350 of The NASDAQ Global Market require that a majority of our Board qualify as “independent”.

Messrs.  Chen, Horan, Miller, and Rascoff and Ms. Seitler, whose biographical information is included above under the heading “Executive Officers and Directors of Function(x) Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2011 and June 30, 2010 (fees are stated in dollars):

	2011	2010

Audit-Related Fees(1)	$55,390	$
Tax Fees	---		---
All Other Fees	---		---
Total	$55,390		---
__________
(1)           For 2010, audit fees were 0.  For 2011, audit fees related to the 2011 audit, the Form 10-Q filing, the Form 10-K filing, the Form S-1 and audit services.

Audit Committee Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

The Audit Committee of the board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant’s independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee, or entered into pursuant to the pre-approval policy. Pre-approval authority may be delegated to one or more members of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 18.

(2) Financial Statement Schedule

Not applicable

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number		Description
2.1		Agreement and Plan of Recapitalization, dated as of February 7, 2011 (1)
3.1		Certificate of Amendment to Certificate of Incorporation (2)
3.2		Certificate of Amendment to Certificate of Incorporation (2)
10.1		Employment Agreement between Function(x) Inc. Robert F.X. Sillerman (2)
10.2		Employment Agreement between Function(x) Inc. and Janet Scardino (2)
10.3		Employment Agreement between Function(x) Inc. and Christopher Stephenson (5)
10.4		Form of Subscription Agreement (1)
10.5		Function(x) Executive Incentive Plan (3)
10.6		Form of Subscription Agreement (8)
10.7		Form of Warrant (7)
20.1		Press Release (6)
20.1		Press Release (7)
20.3		Press Release (8)
21.1		List of Subsidiaries†
31	.1†	Certification of Principal Executive Officer.
31	..2†	Certification of Principal Accounting Officer
32	.1†	Section 1350 Certification of Principal Executive Officer
32	..2†	Section 1350 Certification of Principal Accounting Officer
99.1		Audit Committee Charter(4)
99.2		Compensation Committee Charter (4)
99.3		Nominating and Corporate Governance Committee Charter (4)

Exhibits Incorporated By Reference:
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2011.
(2)		Incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 2011.
(3)		Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2011.
(4)		Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2011.
(5)		Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(6)		Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2011.
(7)		Incorporated by reference to the Company’s Current Report on Form 8-K dated August 25, 2011.
(8)		Incorporated by reference to the Company’s Current Report on Form 8K dated September 8, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Function(x) Inc.

September 28, 2011	By:	/s/ JANET SCARDINO
Janet Scardino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	September 28, 2011
Robert F.X. Sillerman, Executive Chairman

By:	/s/ JANET SCARDINO	September 28, 2011
Janet Scardino, Chief Executive Officer (Principal Executive Officer)

By:	/s/ MITCHELL J. NELSON	September 28, 2011
Mitchell J. Nelson, Executive Vice President, General Counsel and Secretary

By:	/s/ BETHANY GILMORE	September 28, 2011
Bethany Gilmore, Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ BENJAMIN CHEN	September 28, 2011
Benjamin Chen, Director

By:	/s/ PETER HORAN	September 28, 2011
Peter Horan, Director

By:	/s/ JOHN MILLER	September 28, 2011
John Miller, Director

By:	/s/ JOSEPH F. RASCOFF	September 28, 2011
Joseph F. Rascoff, Director

By:	/s/ HARRIET SEITLER	September 28, 2011
Harriet Seitler, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer