Form 10-Q
period 2011-09-30
FUNCTION (X) INC.
filed 2011-11-14
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

Commission File No. 00-13803

Function(x) Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-0637631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

902 Broadway, 11th Floor, New York, NY  10010
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 231-0092

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of November 14, 2011, there were 149,142,024 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and Fiscal Year Ended June 30, 2011	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2011 (Unaudited) and Fiscal Year Ended June 30, 2011
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Removed and Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30,
	2011	June 30,
	(unaudited)	2011
Assets
Current Assets:
Cash and cash equivalents	$30,099	$3,794
Prepaid expenses	133	46
Other receivables	67	29
Total current assets	30,299	3,869
Restricted cash	695	695
Interests in corporate jet	1,426	1,511
Capitalized software costs	1,061	317
Property and Equipment, net	182	79
Intellectual property	4,209	---
Total assets	$37,872	$6,471

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$1,620	$1,105
Current portion of loan payable	50	49
Total current liabilities	1,670	1,154
Loan payable, less current portion	878	891
Other long-term Liabilities	52	342
Total liabilities	2,600	2,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	---	---

Common stock, $0.001 par value, authorized 300,000,000 shares, issued and outstanding 149,142,024	153	139
shares as of September 30, 2011 and authorized 300,000,000 shares, issued and outstanding 134,941,797 shares as of June 30, 2011
Additional paid-in capital	101,480	36,416
Accumulated deficit	(66,361)	(32,471)
Total stockholders' equity	35,272	4,084

Total liabilities and stockholders' equity	$37,872	$6,471

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Amounts in Thousands, Except Share Data)

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Revenues	$ ---	$ ---

General and administrative expenses	(33,930)	(2)

Operating loss	$(33,930)	$(2)

Other income:
Interest income, net	40	---

Total other income	40	---

Net loss before income taxes	$(33,890)	$(2)

Income taxes	---	---

Net loss	$(33,890)	$(2)

Net loss per common share - basic and diluted	(0.24)	---

Weighted average common shares outstanding - basic and diluted	140,422,232	419,280 *

* as adjusted for the reverse split

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, Amounts in Thousands, Except Share Data)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Balance June 30, 2010		$4	12,481	(12,563)	(78)
Net loss		---	---	(19,908)	(19,908)
Issuance of common stock		135	13,973	---	14,108
Notes receivable from shareholders		---	(3,419)	---	(3,419)
Warrants issued for services		---	2,529	---	2,529
Exercise of Warrants		---	80	---	80
Restricted stock - share based compensation		---	10,772	---	10,772
Balance June 30, 2011		$139	$36,416	$(32,471)	$4,084
Net loss				(33,890)	(33,890)
Private placement of common stock and warrants for cash		14	33,399	---	33,413
Compensation charge for fair value of common stock and warrants issued to Sillerman in connection with private placement		---	19,456	---	19,456
Interest income notes receivable from shareholders		---	(35)	---	(35)
Employee stock options - share based compensation		---	1,930	---	1,930
Restricted stock - share based compensation		---	8,378		8,378
Stock issued for Watchpoints acquisition		---	1,600	---	1,600
Capital Related to Corporate Jet	3	---	336	---	336
Balance September 30, 2011		$153	$101,480	$(66,361)	$35,272

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited, Amounts in Thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Operating activities:
Net loss	$(33,890)		$(2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock - share based compensation	8,378		---
Employee stock options - share based compensation	1,930		---
Common stock and warrants issued to Sillerman in connection with private placement	19,456		---
Depreciation	97		---
Interest income notes receivable from shareholders	(35)		---
Changes in operating assets and liabilities:
Other receivables	(38)		---
Prepaid expenses	(87)		---
Accounts payable and accrued expenses	515		2
Other liabilities	47
Net cash used in operating activities	(3,627)		--

Investing activities:
Purchase of equipment	(105)		---
Watchpoint acquisitions	(2,620)		---
Capitalized software costs	(744)
Net cash used in investing activities	(3,469)		---

Financing activities:
Issuance of common stock and warrants for cash	33,413		---
Payments on loan	(12)		---
Net cash from financing activities	33,401

Net increase in cash	26,305		---

Cash at Beginning of Period	3,794		--

Cash at End of Period	$30,099		$--

Supplemental cash flow information:
Non-cash investing and financing activities

Stock issued for Watchpoints acquisition	$1,600	$	---
Cash paid during the year for interest	$14	$	---
Capital related to corporate jet	$336	$	---

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Amounts in Thousands, Except Share Data)

 1.  Basis of Presentation

On February 24, 2011, the Company changed its year-end from December 31 to June 30. The financial statements for the fiscal year ended June 30, 2011 and June 30, 2010 and for the three months ended September 30, 2011 and 2010 reflect the results of operations of Function(x) Inc. and its consolidated subsidiaries (collectively, the “Company”), each a Delaware corporation. The financial information in this report for the three months ended September 30, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The newly recapitalized company changed its name to Function(X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011.  It now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have two wholly-owned subsidiaries, Project Oda, Inc. and Viggle Inc, each a Delaware corporation.

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

The Company’s initial product design will be distributed on a variety of mainstream mobile operating systems.  The products will verify user engagement of various forms of entertainment content through a real-time check-in process.  The initial market for the product targets TV audiences across various channels and platforms:  broadcast and cable networks, live, time-shifted and on-demand television, as well as online distribution of television programming.  The Company’s consumer participation and engagement will be limited to participants who are 13 years of age or older.  The Company plans to introduce to its users an incentive program designed to encourage users to engage with various entertainment platforms and brand-specific content.

The Beta product was delivered for usability testing in September and will undergo further testing in the fourth quarter of calendar 2011.  The Company is targeting an initial release to be made in such quarter or early 2012.  The national launch to a wider general audience is scheduled for 2012.

Since the Recapitalization and prior to the end of the fiscal year, the Company hired personnel with diverse backgrounds in General Management in Digital Media and Entertainment, along with specialists in Product Development, Engineering, Marketing, Analytics, Sales and Business Development, and Human Resources, Finance and Legal for the purpose of furthering the business plan and building the first product.

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

Revenue

Our plan is to derive revenues from advertising programs and marketing solutions generated from two revenue streams, entertainment providers and brand advertisers.  We will begin operations by offering a new social media experience to consumers to drive engagement with providers and brands through our digital mobile services, with focus on smartphone applications.  Initially, we anticipaterevenues to be generated substantially in the United States.

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

Recent Asset Purchase

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.’s Watchpoints business.  The consideration for such transaction consisted of $2,500 in cash and 200,000 shares of the Company’s common stock with a fair value of $8.00 per share on the date of the transaction.  The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology.  The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11).  The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name.  The value allocated to the intellectual property will be amortized over the expected useful life of the Company’s software product.  The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder’s fee, which was expensed in the current quarter, and appointed him as a full-time Senior Vice President of the Company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt approximates fair value as current borrowing rates for the same or similar issues are the same as those that were given to the Company at the issuance of its debt.

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

Impairment of Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of September 30, 2011, there was no significant impairment of its long-lived assets.

The Company, through its acquisition of Watchpoints, purchased certain intellectual property (trademark applications, patent applications, and domain names).  As of September 30, 2011, no amortization of intellectual property has been recorded.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  Once revenue producing activities commence, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.  Currently, the Company is in the application development stage of its computer software development and, appropriately, certain costs have been capitalized in the amounts of $1,212 and $0 as of September 30, 2011 and September 30, 2010, respectively.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2011 and 2010 was $903 and $0, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised of both restricted stock awards (RSUs) and employee stock options.

Recently Issued Accounting Pronouncements

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s financial statements.

4.  Interest in Corporate Jet

As previously reported on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the Company executed an agreement with NJI Sales, Inc. (“NetJets”) to bundle a 3.125% fractional share of a G-IV jet owned by Mr. Sillerman with a value of $336 with a new 6.25% fractional share of a G-IV jet which was purchased from NetJets by the Company.  The purchase price for the 6.25% interest was $1,175, payable $235 upon signing and the balance of $940 in debt with interest at 6% per annum, monthly payments of $9 and, a five-year balloon of $661.   Monthly management fees (aggregate for both shares) are approximately $26.  Based on the anticipated business travel schedule for Mr. Sillerman and the anticipated residual value of the plane at the end of the five-year period of usage, the Company is expected to realize cost savings. The Company’s Audit Committee approved entering into this related party transaction and on June 17, 2011, the independent members of the Company’s Board of Directors approved the transaction.  The Company accounted for the transaction by recording the interests as investment assets and the related debt amount to NetJets.  On June 30, 2011, the Company recorded $336 as debt to Mr. Sillerman. The $336 was appropriately moved to equity as of September 30, 2011. Depreciation expense related to these assets as of September 30, 2011 and June 30, 2011 is $85 and $0, respectively.

5.  Equipment

Equipment consists of the following:

	September 30, 2011	June 30, 2011
Leasehold Improvements	$31	$	---
Furniture and Fixtures	15		9
Computer Equipment	121		60
Software	31		14
	198		83
Accumulated Depreciation	(16)		(4)
Equipment, net	182		79

6. Loans Payable

The Company financed the purchase of a 6.25% fractional interest in a G-IV jet as described in Note 4 above.  The financing of $940 provides for interest at the rate of 6% per annum, monthly payments of $9 and a balloon payment at maturity in 5 years of $661.Payments on this debt during the period ended September 30, 2011 were $12.

7. Commitments and Contingencies

There are no lawsuits or claims pending against the Company.

8. Stockholders’ Equity (Deficit)

As of September 30, 2011 and June 30, 2011, there were 300,000,000 shares of authorized common stock and 149,141,797 and 134,941,797 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The Units issued in such placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  The net proceeds of the offering, $35,000, are to be used for general corporate purposes, including marketing and product development. Tejas Securities Group, Inc. and Craig-Hallum Capital Group, LLC acted as placement agents in connection with the offering and received cash compensation of $638 and $165, respectively.  As additional compensation, Tejas Securities Group, Inc. received 285,000 Units in the August 25, 2011 private placement offering and a five-year warrant for 540,000 common shares at $2.50 per share and 100,000 warrants on the same basis as the investors, fair valued at $5,801.

As a result of Sillerman Investment Company, LLC’s participation in the placement, 2,560,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value, based upon the traded value of the stock at the time, in excess of the price paid. This resulted in a non-cash compensation charge of $19,456.

9.Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2011 the Compensation Committee of the Company’s Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Date of Grant	Common Shares	Aggregate Fair Value on Date of Grant	Weighted Average Grant Date Fair Value
Fourteen (14) Executives	Various	8,540,000	$141,896	$16.62

The total compensation was $8,378 for the three months ended September 30, 2011.  There were no such expenses for the three months ended September 30, 2010.  No shares actually vested.  As of September 30, 2011, there was $122,746 in total unrecognized share-based compensation costs.

Stock Options

The following table presents a summary of the Company’s stock option activity for the three months ended September 30, 2011:

Number of Options
Outstanding at June 30, 2011	0
Granted	4,792,500
Exercised	0
Forfeited and cancelled	0
Outstanding at September 30, 2011	4,792,500

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period.  No shares were vested as of September 30, 2011.  The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies’ stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have a life of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the quarter ended September 30, 2011 (none were granted in 2010) was estimated based on the following weighted average assumptions:

Three Months Ended September 30, 2011
Expected volatility	60%
Risk-free interest rate	1.23%
Expected dividend yield	0
Expected life (in years)	6.13
Estimated fair value per option granted	$4.17

The total compensation expense of $1,930 was included in the accompanying Statement of Operations in general and administrative expenses for the three months ended September 30, 2011.  There were no such expenses for the three months ended September 30, 2010.  No shares actually vested during the periods and the grants provide for vesting annually in arrears over the next four years.  As of September 30, 2011, there was approximately $16,700 of total unrecognized stock-based compensation cost.

On August 12, 2011, the Compensation Committee of the Board of Directors approved a stock option plan for non-management directors.  Each director is to receive 250,000 non-qualified stock options for common shares of the Company under the Executive Equity Incentive Plan.  The initial grant of 1,250,000 non-qualified stock options was made on August 26, 2011 with each option having an exercise price of $2.50 per share and a fair market value of $4.42.  One-fourth of the grant vested on the grant date and the balance will vest pro-rata annually in arrears over the next three years, so long as the director remains in office on the vesting date.  The Company has taken a compensation charge in the first quarter of approximately $1,517 as a result of the foregoing grants.

On August 26, 2011, the Compensation Committee adopted a Company-wide stock option program and granted to 32 employees an aggregate of 3,545,000 non-qualified stock option.  Of this total, 510,000 were issued with an exercise price of $2.50 per share and a fair market value of $4.45 per option, 1,535,000 were issued with an exercise price of  $2.50 per share and a fair market value of $4.45 per option, and 1,500,000 were issued with an exercise price of $5.00 per share and a fair market value of $3.63 per option.   The options vest over three to four years.  The Company has taken a compensation charge in the first quarter of approximately $413 as a result of the foregoing grants.

Warrants

In connection with the August 25, 2011 private placement offering, the following warrants were issued:

Tejas Securities Group, Inc., as partial compensation for placement fees, was issued 540,000 five-year warrants with an exercise price of $2.50 per warrant, and 385,000 three-year warrants with an exercise price of $4.00 per warrant.  Each of the warrants is exercisable for one share of the Company’s common stock.  The fair value of these warrants is $3,949.

Robert F.X. Sillerman was issued 2,560,000 three-year warrants with an exercise price of $4.00 per warrant.  Each of the warrants is exercisable for one share of the Company’s common stock.  The fair value of these warrants is $9,216.

10.  Income Taxes

For the three months ended September 30, 2011 and 2010, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income. For that reason, the Company has established a full valuation allowance against its deferred tax assets including its Net Operating Loss carryforward  of $6,023 as of December 31, 2010.  As a result of the change in control pursuant to the Recapitalization, the utilization the $6,023 Net Operating Loss carryforward will be substantially limited.

The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception.  The Company is not presently subject to any income tax audit in any taxing jurisdiction

11.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements.  Interest income recorded on these notes in the period ended September 30, 2011 is $35.

Shared Services Agreement

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2011 and the fiscal year ended June 30, 2011, the Company billed Circle $79 and $107, respectively. Such billings primarily relate to support~~,~~ consisting of legal and administrative services. These services were approved by Circle’s Audit Committee and the Company’s Audit. The balance due from Circle on September 30, 2011 and June 30, 2011 was $26 and $25, respectively.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the three months ended September 30, 2011 and the fiscal year ended June 30, 2011, the Company billed Mr. Sillerman $14 and $18, respectively. The balance due from Mr. Sillerman on September 30, 2011 and June 30, 2011 was $9 and $4, respectively.

Private Placement

Sillerman Investment Company, LLC purchased units for $11,376 in the August 25, 2011 private placement. As a result of Sillerman Investment Company, LLC’s participation in the placement, 2,560,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456.

12.  Subsequent Events

None.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited financial statements and footnotes of the Company included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

The Company’s initial product design will be distributed on a variety of mainstream mobile operating systems.  The products will verify user engagement of various forms of entertainment content through a real-time check-in process.  The initial market for the product targets TV audiences across various channels and platforms:  broadcast and cable networks, live, time-shifted and on-demand television, as well as online distribution of television programming.  The Company’s consumer participation and engagement will be limited to participants who are 13 years of age or older.  The Company plans to introduce to its users an incentive program designed to encourage users to engage with various entertainment platforms and brand-specific content.

The Beta product was delivered for usability testing in September and will undergo further testing in the fourth quarter of calendar 2011.  The Company is targeting an initial release to be made in such quarter or early 2012.  The national launch to a wider general audience is scheduled for 2012.

Since the Recapitalization and prior to the end of the fiscal year, the Company hired personnel with diverse backgrounds in General Management in Digital Media and Entertainment, along with specialists in Product Development, Engineering, Marketing, Analytics, Sales and Business Development, and Human Resources, Finance and Legal for the purpose of furthering the business plan and building the first product.

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

Revenue

Our plan is to derive revenues from advertising programs and marketing solutions generated from two revenue streams, entertainment providers and brand advertisers.  We will begin operations by offering a new social media experience to consumers to drive engagement with providers and brands through our digital mobile services, with focus on smartphone applications.  Initially, we anticipaterevenues to be generated substantially in the United States.

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

Recent Asset Purchase

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.’s Watchpoints business.  The consideration for such transaction consisted of $2,500 in cash and 200,000 shares of the Company’s common stock with a fair value of $8.00 per share on the date of the transaction and direct transaction costs of $120.  The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology.  The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name.  The value allocated to the intellectual property will be amortized over the expected useful life of the Company’s software product.  The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder’s fee, which was expensed in the current quarter, and appointed him as a full-time Senior Vice President of the Company.

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

Consolidated Operating Results Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

There was no operating revenue for the three months ended September 30, 2011 or September 30, 2010. Operating expenses were $33,630 for the three months ended September 30, 2011 as against $2 for the three months ended September 30, 2010.

Revenue

There was no operating revenue in the three months ended September 30, 2011 or in the three months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses increased in the three months ended September 30, 2011 by $33,928 (including $29,764 of non-cash compensation charges), primarily due to personnel costs ($30,087, including $28,247 of employee non-cash compensation charges in non-cash stock-based compensation), Board of Director fees of $1,624 (including $1,517 of director non-cash compensation charges in connection with issuance of stock options), developing a new product($651), and the other costs associated with a startup company ($1,265).  General and administrative expenses in 2010 were nominal.

Interest Income, Net

We had net interest income of $40in the three months ended September 30, 2011 versus $0 in the three months ended September 30, 2010.

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

Liquidity and Capital Resources

At September 30, 2011 and 2010, we had cash balances of $30,099 and $0, respectively. From 2007 until the Recapitalization, J. Howard, Inc., an affiliate of Jack L. Howard, a director and officer of the Company prior to the Recapitalization, advanced funds to the Company to support our daily operations.

Pursuant to the Recapitalization, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 120,000,000 newly issued shares of common stock of the Company in a private placement transaction, in which we raised $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at 4.15% per annum).  In addition, 250,000 shares were issued to J. Howard, Inc. and its designees at a fair market value of $0.03 per share.  Immediately after the recapitalization, as a result of the private placements to Adage Capital Management LP (“Adage”) and KPLB LLC (“KPLB”), both selling stockholders (in addition to J. Howard, Inc. and its designees) in the Form S-1 filed with the Securities and Exchange Commission on May 25, 2011 and the Form S-1/A filed with the Securities and Exchange Commission on September 30, 2011, we have raised $10,500.

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.  The Company believes that the net cash raised in the private placement should be sufficient to meet its liquidity needs for the next fiscal year.  For more information regarding the private placement, see Note 8, Stockholders’ Equity.

Cash Flow for the Three Months Ended September 30, 2011 and 2010

Operating Activities

Cash used in operating activities of $3,627 for the quarter ended September 30, 2011 consisted primarily of salaries and related employee benefits costs, $651 of product development costs, $200 of marketing-related costs, $150 of outside legal fees, $160 of rent expense and $359 of travel and entertainment expenses.

Investing Activities

$3,469 was used in investing activities for the quarter ended September 30, 2011 for the purchase of office and computer related equipment, including $895 related to capitalized software costs and $2,459 related to intellectual property resulting from the Watchpoints Acquisition.

Financing Activities

Cash provided by financing activities of $33,401for the quarter ended September 30, 2011 reflects proceeds from the issuance of common stock as part of the August 25, 2011 private placement.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. The terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

There are no lawsuits and claims pending against us.

Application of Critical Accounting Policies

During the three months ended September 30, 2011, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of September 30, 2011 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no lawsuits or claims pending against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The Units issued in such placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  The net proceeds of the offering, $35,000, are to be used for general corporate purposes, including marketing and product development.  Tejas Securities Group, Inc. and Craig-Hallum Capital Group, LLC acted as placement agents in connection with the offering and received cash compensation of $638 and $165, respectively.  As additional compensation, Tejas Securities Group, Inc. received 285,000 Units in the August 25, 2011 private placement offering and a five-year warrant for 540,000 common shares at $2.50 per share and 100,000 warrants on the same basis as the investors, fair valued at $5,801.

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.’s Watchpoints business.  The consideration for such transaction consisted of $2,500 in cash and 200,000 shares of the Company’s common stock with a fair value of $8.00 per share on the date of the transaction.  The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology.  The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11).  The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name.  The value allocated to the intellectual property will be amortized over the expected useful life of the Company’s software product.  The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder’s fee, which was expensed in the current quarter, and appointed him as a full-time Senior Vice President of the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
2 .1	Recapitalization Agreement. Incorporated by reference to the registrant’s Current Report on Form 8-K dated February 10, 2011
10 .1	Form of Unit Subscription Agreement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 26, 2011.
10 .2	Form of Warrant. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 26, 2011.
10 .3	Asset Purchase Agreement. Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 3, 2011.
31 .1†	Certification of Principal Executive Officer
31 .2†	Certification of Principal Financial Officer
32 .1†	Section 1350 Certification of Principal Executive Officer
32 .2†	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Function(x) Inc.

November 14, 2011	By:	/s/ Janet Scardino
Janet Scardino, Chief Executive Officer

November 14, 2011	By:	/s/ William B. Manning
William B. Manning,
Principal Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
31 .1†	Certification of Principal Executive Officer
31 .2†	Certification of Principal Financial Officer
32 .1†	Section 1350 Certification of Principal Executive Officer
32 .2†	Section 1350 Certification of Principal Financial Officer