Form 10-Q
period 2011-12-31
FUNCTION (X) INC.
filed 2012-02-14
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of February 14, 2012, there were 149,417,062 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2011	June 30,
	(Unaudited)	2011

Assets:
Current assets:
Cash and cash equivalents	$17,410	$3,794
Prepaid expenses	258	46
Other receivables	1,018	29
Total current assets	18,686	3,869
Restricted cash	695	695
Interest in corporate jet, net	1,347	1,511
Capitalized software costs	3,453	317
Equipment, net	1,457	79
Intellectual property, net	9,013	---
Goodwill	3,015	---
Total assets	$37,666	$6,471

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,901	$1,105
Current portion of loan payable	51	49
Other current liabilities	2,822	---
Deferred revenue	484	---
Total current liabilities	5,258	1,154
Loan payable, less current portion	865	891
Other long-term liabilities	1,176	342
Total liabilities	$7,299	$2,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	---	---
Common stock, $0.001 par value, authorized 300,000,000 shares, issued and outstanding 149,417,062	153	139
shares as of December 31, 2011 and authorized 300,000,000 shares, issued and outstanding 134,941,797 shares as of June 30, 2011
Additional paid-in capital	113,244	36,416
Accumulated deficit	(83,030)	(32,471)
Total stockholders' equity	30,367	4,084

Total liabilities and stockholders’ equity	$37,666	$6,471

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2010
Revenues	$ ---	$ ---

Operating Expenses:
General and administrative	(50,654)	(2)
Operating loss	(50,654)	(2)

Other income:
Interest income, net	95	---
Total other income	95	---

Net loss before income taxes	(50,559)	(2)

Net loss	$(50,559)	$(2)

Net loss per common share - basic and diluted	(0.35)	---

Weighted average common shares outstanding - basic and diluted	149,141,797	419,280 *

* as adjusted for the reverse split

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Revenues	$ ---	$ ---

Operating Expenses:
General and administrative	(16,724)	(2)
Operating loss	(16,724)	(2)

Other income:
Interest income, net	55	---
Total other income	55	---

Net loss before income taxes	(16,669)	(2)

Net loss	$(16,669)	$(2)

Net loss per common share - basic and diluted	(.11)	---

Weighted average common shares outstanding - basic and diluted	149,141,797	419,280 *

* as adjusted for the reverse split

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance June 30, 2010	$4	$12,481	$(12,563)	$(78)
Net loss	---	---	(19,908)	(19,908)
Issuance of common stock	135	13,973	---	14,108
Notes receivable from shareholders	---	(3,419)	---	(3,419)
Warrants issued for services	---	2,529	---	2,529
Exercise of warrants	---	80	---	80
Restricted stock - share based compensation	---	10,772	---	10,772
Balance June 30, 2011	$139	$36,416	$(32,471)	$4,084
Net loss			(50,559)	(50,559)
Private placement of common stock and warrants for cash	14	33,399	---	33,413
Compensation charge for fair value of common stock and warrants issued in
connection with private placement	---	19,456	---	19,456
Interest income on notes receivable from shareholders	---	(70)	---	(70)
Employee stock options - share based compensation	---	3,412	---	3,412
Restricted stock - share based compensation	---	16,972	---	16,972
Stock issued for WatchPoints acquisition	---	1,600	---	1,600
Stock issued for Loyalize acquisition	---	1,719	---	1,719
Capital related to corporate jet	---	336	---	336
Notes receivable from shareholders	---	4	---	4
Balance December 31, 2011	$153	$113,244	$(83,030)	$30,367

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Amounts in Thousands, Except Share Data)

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Operating activities:
Net loss	$(50,559)		$(2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock - share based compensation	16,972		---
Employee stock options - share based compensation	3,412		---
Common stock and warrants issued in connection with Private Placement	19,456		---
Depreciation and Amortization	573		---
Increase in fair value of TIPPT Warrants	324		---
Changes in operating assets and liabilities:
Other receivables	(897)		---
Prepaid expenses	(212)		---
Accounts payable and accrued expenses	795		2
Other liabilities	1,170		---
Net cash used in operating activities	(8,966)		---

Investing activities:
Purchase of equipment	(1,393)		---
WatchPoints acquisition	(2,620)		---
TIPPT acquisition	(2,250)		---
Loyalize acquisition	(3,180)		---
Capitalized software costs	(1,294)		---
Net cash used in investing activities	(10,737)		---
Financing activities:
Issuance of common stock and warrants for cash	33,413		---
Payments on loan	(24)		---
Interest income on notes receivable from shareholders	(70)		---
Net cash provided by financing activities	33,319

Net increase in cash	13,616		---

Cash at Beginning of Period	3,794		--

Cash at End of Period	$17,410		$--

Supplemental cash flow information:
Non-cash investing and financing activities
Stock issued for WatchPoints acquisition	$1,600	$	---
Stock issued for Loyalize acquisition	$1,719	$	---
Cash paid during the year for interest	$14	$	---
Capital related to corporate jet	$336	$	---
Warrants issued for TIPPT	$2,378	$	---
Loyalize guarantee	$120	$	---

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Amounts in Thousands, Except Share Data)

 1.  Basis of Presentation

On February 24, 2011, the Company changed its year-end from December 31 to June 30. The financial statements for the fiscal year ended June 30, 2011 and June 30, 2010 and for the three and six months ended December 31, 2011 and 2010 reflect the results of operations of Function(x) Inc. and its consolidated subsidiaries (collectively, the “Company”), each a Delaware corporation. The financial information in this report for the three and six months ended December 31, 2011 and 2010 have not been audited, but in the opinion of management all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended December 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

The Company conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  The Company has three wholly-owned subsidiaries, Project Oda, Inc., Viggle Inc., and Loyalize, Inc (formerly known as Fn(x)I Holding Corporation), each a Delaware corporation, and a majority-owned subsidiary, TIPPT Media, Inc., a Delaware corporation, which has its financial information consolidated with Function(x) Inc.

The Company’s New Line of Business

Function(x) started a new line of business upon completion of the Recapitalization.  The Company’s business is a loyalty program that rewards users for watching television and is built on the simple concept:  Watch TV. Earn Rewards.  The business, which operates under the name ‘Viggle,’ is a loyalty program that rewards our users for watching television.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users’ mobile devices through the use of the application.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.  Summary of Significant Accounting Policies

Change of Fiscal Year:  On February 24, 2011, the Board of Directors of the Company approved a change to the Company's fiscal year end from December 31 to June 30.

Cash and Cash Equivalents and Restricted Cash

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other receivables, accounts payable, deferred revenue, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt approximates fair value as current borrowing rates for the same or similar issues are the same as those that were given to the Company at the issuance of its debt.

Equipment

Equipment (consisting of computers, software, furniture and fixtures) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.  Equipment is being depreciated over a useful life of three years.

Impairment of Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of December 31, 2011, there was no impairment of its long-lived assets.

The Company, through its acquisition of the assets of WatchPoints, purchased certain intellectual property (trademark applications, patent applications, and domain names).  This acquisition has been deemed to be a defensive acquisition and the fair value of the intellectual property acquired of $4,209 is being amortized over the estimated useful life of the Company’s Viggle software of three years on a straight-line basis.  Amortization expense of the intellectual property for the three and six months ended December 31, 2011 was $350.

The Company, through its acquisition of a 65% common stock interest in TIPPT, acquired identifiable intangible assets valued at $4,628.  As of December 31, 2011, no impairment has been recorded.

The Company, through its acquisition of the assets of Loyalize on December 31, 2011, purchased certain intellectual property (trademarks, patent applications, domain names) and recorded goodwill.  As of December 31, 2011, the fair value of the intellectual property and goodwill are $526 and $3,015, respectively.

Internal Use Software

The Company recorded $1,842 of capitalized software as part of the Loyalize acquisition as of December 31, 2011.  Once revenue producing activities commence, the Company will amortize the costs of the software on a straight-line basis or appropriate usage basis over the estimated useful life of the software.

The Company is in the application development stage of its internal use computer software and, appropriately, certain costs have been capitalized in the amounts of $1,611 and $317 as of December 31, 2011 and June 30, 2011, respectively, in accordance with ASC 350-40.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and six months ended December 31, 2011 was $820 and $1,723, respectively, and for the three and six months ended December 31, 2010 was $0.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

4.  Basis of Consolidation

The consolidated statements include the accounts of Function(x) Inc., our wholly-owned subsidiaries and our majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.

5.  Acquisitions

TIPPT Media Inc.

On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT Media Inc., a Delaware corporation (“TIPPT”), which will sell coupons and/or discount codes on behalf of third parties by engaging individuals with a public profile to promote products via internet-based social networking and microblogging websites and other similar internet-based methods of electronic communications.   In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 1 million shares of the Company’s common stock at an exercise price equal to 115% of the 20-day trading average of the Company’s common stock if certain performance conditions are met within four months of the closing of the transaction.  The Company deems it probable that these performance conditions will be met.  The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.  The Company recorded the value of these shares of common stock to intangible assets and current liabilities and will reclassify the liability to equity upon meeting the performance conditions.  The warrant value will be marked to market until the warrants are earned.  At December 31, 2011, the Company recorded a mark to market valuation increase of $324 recorded in general and administrative expenses on the Consolidated Statement of Operations.

In connection with the transaction, the Company entered into a five-year Line of Credit Agreement, pursuant to which the Company may provide advances to TIPPT to finance its working capital obligations, in an aggregate principal amount not to exceed $20,000, with an interest rate not to exceed four percent (4%) per annum.  The facility is secured by the remaining 35% of the common shares of TIPPT Media, Inc. owned by TIPPT, LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of FNCX.  The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  In addition, the Company entered into a Stockholders Agreement with TIPPT LLC regarding, among other things, restrictions on the transfer of shares in TIPPT and the potential exchange under certain circumstances of all or a portion of the 35% interest in TIPPT held by TIPPT LLC into the Company’s common stock.

The Company determined that immediately before the transaction , the activities of TIPPT did not constitute a business.  Therefore, the Company accounted for the TIPPT transaction as an asset acquisition in accordance with ASC 350, Intangibles – Goodwill and Other.

TIPPT Purchase Price Allocation

The total estimated purchase price for the TIPPT assets is composed of the following:

Cash	$2,000
Forgiveness Promissory Note	250
Fair Value of Common Stock Warrant	2,378
Total Purchase Price	$4,628

The purchase price has been allocated to the assets acquired (identifiable intangible assets) as of the closing date of December 23, 2011 based on their estimated fair values.

Details of the estimated fair values of assets acquired of TIPPT Media Inc. information available at the date of preparation of the financial statements are as follows:

Assets acquired:

Intellectual Property Contracts	$4,628

The Company has included the operating results of TIPPT Media, Inc. in its consolidated financial statements since the date of acquisition.

Loyalize

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation,  now known as Loyalize Inc (“FN(x)I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement executed by the Company and FN(x) I on such date (the “Asset Purchase Agreement”) .  In consideration for its purchase of the such assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 275,038 of the Company’s common shares as follows:  65,254 shares delivered directly to Seller within three business days of delivery of the financial statements and 209,784 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 275,038 common shares as of the date of closing at $1,719 based on the $6.25 per share closing price of its common stock on the date of closing.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of the Company’s common shares during the 20 days prior to December 31, 2012) of the 275,038 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company’s option.  Such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding.  The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

Loyalize Purchase Price Allocation

The Company accounted for the purchase of Loyalize using the acquisition method, and accordingly the consideration paid has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed based on management’s best estimates of fair value, taking into account all relevant information available to the time these consolidated financial statements were prepared.  The Company expects that the actual amounts for each of the fair values of these assets and liabilities acquired will vary for the amounts presented below and that such variation may be significant.

The total estimated purchase price is composed of the following:

Cash	$3,185
Fair Value of Common Stock	1,719
Fair Value of Common Stock Guarantee	120
Total Initial Purchase Price	$5,024

Details of the estimated fair values of assets acquired and liabilities assumed from Trusted Opinion are based on information available at the date of preparation of the financial statements, and are as follows:

Assets acquired:

Other Receivable	$92
Equipment	33
Intellectual Property	526
Capitalized Software	1,842
Goodwill	3,015
$5,508

Less liabilities assumed:

Deferred Revenue	$(484)

Net assets acquired	$5,024

The actual adjustments that the Company will ultimately make in finalizing the allocation of the purchase price of Trusted Opinion to the fair value of the net assets acquired at December 31, 2011 will depend on a number of factors, including additional information available at such time.

The following table presents the unaudited pro forma results of the Company for the three and six months ended December 31, 2011 as if the Loyalize acquisition occurred on July 1, 2010. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on July 1, 2010.

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Revenue	$1	-	$6	1
Operating (Loss)	(16,842)	(704)	(52,027)	(992)
Loss Per Share (basic and diluted)	(0.12)	(1.44)	(0.37)	(1.78)

6.  Equipment

Equipment consists of the following:

	December 31, 2011	June 30, 2011
Leasehold Improvements	$854	$	---
Furniture and Fixtures	208		9
Computer Equipment	370		60
Software	88		14
	1,520		83
Accumulated Depreciation	(63)		(4)
Equipment, net	$1,457		$79

7. Loans Payable

The Company financed the purchase of a 6.25% fractional interest in a G-IV jet.  The financing of $940 provides for interest at the rate of 6% per annum, monthly payments of $9 and a balloon payment at maturity in 5 years of $661.  Payments on this debt during the period ended December 31, 2011 and June 30, 2011 were $26 and $0, respectively

8. Commitments and Contingencies

In connection with the acquisition of 65% of the common shares in TIPPT Media, Inc. on December 23, 2011, the Company agreed to provide TIPPT Media, Inc. a credit facility of $20,000, with interest to accrue at the rate of four percent (4%) per annum and be payable at its maturity in 5 years (the “TIPPT Loan”).  The facility is secured by the remaining 35% of the common shares of TIPPT Media, Inc owned by TIPPT, LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of FNCX.   The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  (See Note 5, “Acquisitions”). As of December 31, 2011, no funds had been drawn by TIPPT Media, Inc. under the TIPPT Loan.

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, as described in Note 5, “Acquisitions”, the Company is obligated to also fund as a purchase price adjustment the difference, if any, in the amount by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 275,038 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer’s election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

There are no lawsuits or claims pending against the Company.

9. Stockholders’ Equity (Deficit)

As of December 31, 2011 and June 30, 2011, there were 300,000,000 shares of authorized common stock and 149,417,062 and 134,941,797 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”).  Each Unit consisted of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit for an aggregate purchase price of $35,000 to accredited and institutional investors.  The Units issued in such placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  The net proceeds of the offering, $35,000, are to be used for general corporate purposes, including marketing and product development.  The three-year warrants are callable by the Company after February 26, 2012 if a registration statement for the resale of the shares of common stock issuable upon exercise of the warrants has been declared effective for 30 days and the closing bid price of such shares equals at least $4.00 per share for a period of at least 20 consecutive trading days after effectiveness of such registration statement.  Tejas Securities Group, Inc. (“Tejas”) acted as one of the placement agents in connection with the offering.  Tejas received 285 Units in the offering and also received as compensation (in addition to cash commission paid) a five-year non-callable warrant for 540,000 common shares at $2.50 per share and 100,000 warrants on the same basis as the investors.

As a result of Sillerman Investment Company, LLC’s participation in the placement, 2,560,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value (based upon the traded value of the stock at the time) in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456.

In connection with the September 29, 2011 acquisition of the WatchPoints assets owned by Mobile Messaging Systems LLC, the Company issued 200,000 shares of the Company’s common stock with a fair value of $8.00 per share to Mobile Messaging Systems LLC.

In connection with the December 31, 2011 purchase of the Loyalize business, the Company agreed to deliver 275,038 shares of the Company’s common stock.  The shares were offered and sold as a private placement and exempt from registration under the Securities Act, pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.   The 275,038 shares of Company common stock are to be delivered as follows:  65,254 shares delivered directly to Trusted Opinion within three business days of delivery of the financial statements of the acquired business and 209,784 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 275,038 shares of the Company’s common stock as of the date of closing at $1,719 based on the $6.25 closing price of its common stock on the date of acquisition.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment the difference, if any, in the amount by which $1,839 exceeds the calculated value (based on the average closing price of the Company’s common stock during the 20 days prior to December 31, 2012) of the 275,038 shares of the Company’s common stock on December 31, 2012, either in cash or in shares of the Company’s common stock, at FN(x) I’s election.  Such additional consideration shall not be payable until claims which remain subject to determination and are secured by all the Escrowed Shares are no longer outstanding.  The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2011 the Compensation Committee of the Company’s Board of Directors authorized the grants of restricted stock and stock options described below.

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

The total compensation was $8,594 and $16,972 for the three and six months ended December 31, 2011.  There were no such expenses for the three and six months ended December 31, 2010.  No shares actually vested.  As of December 31, 2011, there was $114,037 in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended December 31, 2011:

Number of Options
Outstanding at June 30, 2011	0
Granted	5,086,875
Exercised	0
Forfeited and cancelled	0
Outstanding at December 31, 2011	5,086,875

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period.  No shares were vested as of December 31, 2011.  The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies’ stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three and six months ended December 31, 2011 (none were granted in 2010) was estimated based on the following weighted average assumptions:

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
Expected volatility	60%	60%
Risk-free interest rate	1.17%	1.20%
Expected dividend yield	0	0
Expected life (in years)	6.25	6.25
Estimated fair value per option granted	$3.55	$3.87

The total compensation expense of $1,481 and $3,412 were included in the accompanying Statement of Operations in general and administrative expenses for the three and six months ended December 31, 2011.  There were no such expenses for the three and six months ended December 31, 2010.  No shares actually vested during the periods and the grants provide for vesting annually in arrears over the next four years.  As of December 31, 2011, there was approximately $17,640 of total unrecognized stock-based compensation cost.

On August 12, 2011, the Compensation Committee of the Board of Directors approved a stock option plan for non-management directors.  Each director is to receive 250,000 non-qualified stock options for common shares of the Company under the Executive Equity Incentive Plan.  The initial grant of 1,250,000 non-qualified stock options was made on August 26, 2011 with each option having an exercise price of $2.50 per share and a fair market value of $4.42.  One-fourth of the grant vested on the grant date and the balance will vest pro-rata annually in arrears over the next three years, so long as the director remains in office on the vesting date.  The Company has taken a compensation charge for the three and six months ended December 31, 2011 of approximately $348 and $1,865 as a result of the foregoing grants.

On August 26, 2011, the Compensation Committee adopted a Company-wide stock option program and granted to 32 employees an aggregate of 3,545,000 non-qualified stock options.  Of this total, 510,000 were issued with an exercise price of $2.50 per share and a fair market value of $4.45 per option, 1,535,000 were issued with an exercise price of $2.50 per share and a fair market value of $4.42 per option, and 1,500,000 were issued with an exercise price of $5.00 per share and a fair market value of $3.63 per option.  The options vest over three to four years.  The Company has taken a compensation charge for the three and six months ended December 31, 2011 of approximately $413 and $1,055, respectively, as a result of the foregoing grants.

On November 16, 2011, the Compensation Committee, pursuant to such program, granted to 24 employees an aggregate of 294,375 non-qualified stock options.  Of this total, 144,375 were issued with an exercise price of $5.50 per share and a fair market value of $3.10 per option, and 150,000 were issued with an exercise price of $2.50 per share and a fair market value of $3.99 per option.  The options vest over three to four years.  The Company has taken a compensation charge in the second quarter of approximately $79 as a result of the foregoing grants.

Warrants

In connection with the August 25, 2011 private placement offering, the following warrants were issued:

Tejas Securities Group, Inc., as partial compensation for placement fees, was issued 540,000 five-year non-callable warrants with an exercise price of $2.50 per warrant, and 385,000 three-year warrants with an exercise price of $4.00 per warrant.  Each of the warrants is exercisable for one share of the Company’s common stock.  The fair value of these warrants is $3,949, accounted for as a cost of raising equity.

Robert F.X. Sillerman was issued 2,560,000 three-year warrants with an exercise price of $4.00 per warrant.  Each of the warrants is exercisable for one share of the Company’s common stock.  The fair value of these warrants is $9,216, accounted for as an expense to general and administrative expenses on the Consolidated Statement of Operations for the six months ended December 31, 2011.

In connection with the December 23, 2011 acquisition of a 65% interest in TIPPT Media, Inc., the Company has agreed to issue a warrant to TIPPT, LLC for 1 million shares of the Company’s common stock to be purchased at an exercise price equal to 115% of the 20-day trading average of the Company’s common stock if certain performance conditions are met within four months of December 23, 2011.  The Company deems it probable that these performance conditions will be met.  The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.  The Company recorded the value of these shares of common stock to intangible assets and current liabilities and will reclassify the liability to equity upon meeting the performance conditions.  The warrant value will be marked to market until the warrants are earned.  At December 31, 2011, the Company recorded a mark to market valuation increase of $324 recorded in general and administrative expenses on the Consolidated Statement of Operations.

11.  Income Taxes

For the three and six months ended December 31, 2011 and 2010, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot  presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward of $6,023. The Company has established a full valuation allowance against its deferred tax assets related to its Net Operating Loss carryforward of $6,023 as of December 31, 2011.  As a result of the change in control pursuant to the Recapitalization, the utilization of the $6,023 Net Operating Loss carryforward will be substantially limited.

The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception.  The Company is not presently subject to any income tax audit in any taxing jurisdiction.

12.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements.  Interest income recorded on these notes for the three and six months ended December 31, 2011 is $35 and $70, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and six months ended December 31, 2011, the Company billed Circle $78 and $157, respectively. The Company had no billings to Circle for the three and six months ended December 31, 2010.  Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle’s Audit Committee and the Company’s Audit Committee. We believe the balance due from Circle on December 31, 2011 was $26.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the three and six months ended December 31, 2011, the Company billed Mr. Sillerman $27 and $41, respectively.  The Company had no billings to Mr. Sillerman for the three and six months ended December 31, 2010.  The balance due from Mr. Sillerman on December 31, 2011 was $27, which has been paid.

As part of the transaction in which the Company acquired a 65% interest in TIPPT Media on December 23, 2011, the Company entered into a shared services agreement with TIPPT Media, pursuant to which it shares costs for various administrative, financial, accounting, legal and operational services, and personnel supporting each of those areas.  The shared services agreement provides, in general, for sharing of the applicable support provided to either company by such personnel, which allocation shall be calculated on a quarterly basis.  The Company is generally responsible for advancing the salary to such employees and will be reimbursed by TIPPT for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for a representative of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair, after which each representative will, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  As of December 31, 2011, no such services were rendered and the balance due from TIPPT on December 31, 2011 was $0.

Private Placement

Sillerman Investment Company, LLC purchased units for $11,376 in the August 25, 2011 private placement. As a result of Sillerman Investment Company, LLC’s participation in the placement, 2,560,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456 for the six months ended December 31, 2011.

13.  Subsequent Events

The Company launched its app in the Apple iTunes App Store on January 25, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  We have been successfully testing the app with employees of the Company as well as friends and family of our employees for several months, and although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform. We will continuously test the application with a goal of improving overall performance and usability.

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

In February 2011, Function (X) Inc. completed a Recapitalization with Sillerman and EMH Howard.  The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have three wholly owned subsidiaries, Project Oda, Inc., Viggle, Inc. and Fn(x) I Holding Corporation.  Upon completion of the Recapitalization, the Company changed course after being inactive from October 2010.  The Recapitalization and the resulting change in management were the initial steps in the Company developing a new operating business. Its new direction is intended to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

The Company’s New Line of Business

General: The Company’s business is built on a simple concept: Watch TV. Earn Rewards.  The business, which operates under the name Viggle, is a loyalty program that rewards our users for watching television.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users’ mobile devices through the use of the application. We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to purchase gift cards from vendors that we will issue to users upon the redemption of their points.  The Company has not generated any revenue to date, and there is no guarantee that we will be able to do so in the future.

Our Loyalty Program: The Company’s loyalty program will be delivered to consumers in the form of a free application, or app, that works on multiple device types, including mobile phones, tablets and laptops.  The user experience is simple.  The consumer downloads the app, creates an account and while watching TV, taps the check in button.  Using the device’s microphone, the application collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from over 100 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in. Users can redeem the points within the app’s rewards catalogue for items that have a monetary value such as movie tickets, music and gift cards.

In addition to television show check-in points, users can earn additional points by engaging with brand or network sponsored games, videos, polls or quizzes related to the show that they are watching and by inviting friends or sharing their activities via social media. In addition to rewards, there will also be sweepstakes opportunities and instant win games for higher value prizes or unique experiences. Our product will be limited to participants who are 13 years of age or older.

Our Technology: We have completed a first version of the application, which has been approved by Apple.  We launched the app to the public in the Apple iTunes App Store on January 25, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  We have been successfully testing the app with employees of the Company as well as friends and family of our employees for several months, and although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform.  We will continuously test the application with a goal of improving overall performance and usability.

The iOS release will be followed by a version of the application for use on Android smartphones and tablets which we anticipate to be within the first calendar quarter of 2012. In order to complete the Android version of the application, we must complete the conversion and testing of our existing software used for the Apple application on Android smartphones and tablets.  We will consider adding versions for other mainstream mobile operating systems such as Windows Phone and Blackberry based on demand and other business factors. Distribution of the product will occur via regular online marketplaces for content and applications used by such mobile operating systems, and will include iTunes for iOS devices or the Android marketplace for devices using the Android operating system.

The back-end technology for the application has been designed to accommodate the significant numbers of simultaneous check-ins required to support primetime television audiences. This back-end technology is currently operational and there are no material steps required prior to the launch of our mobile applications.  Our plan is to expand our capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

The technology supporting our unique feature of digital fingerprinting and our matching technology is subject to a currently unissued but pending patent.

Business Revenue: We plan to generate revenue from advertising sales. Although the application is now available to the public, we have not yet generated any revenues. Advertising will be sold primarily to brand marketers and television networks by our dedicated sales team.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18-49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our application into their client proposals.  Regarding television marketers, we are focusing on TV networks and producers based on their relevance to our target audience, their reach and popularity. We are prioritizing networks and shows that we know to be actively engaged in digital extensions, such as Social TV or second screen technology.  Additionally, we expect to gain revenue from the sale of television show related merchandise such as show music, DVDs and apparel, all of which is featured within the application and sold through online retail partners such as iTunes and Amazon.

Advertising sales will result from direct outreach by our internal sales team to companies, networks and advertising agencies.  User acquisition will be driven through regular marketing strategies such as banner and mobile advertising, direct response, and search engine marketing.  Like many applications, the Company’s application integrates into users’ existing social media networks, making it possible for users to share their activity with friends, family and followers, which helps to drive customer awareness and acquisition.  The social media experience within the Company’s application is therefore important, and will be complementary to the core value proposition of generating revenue through advertising sales.

Initially, we anticipate revenues to be generated substantially in the United States.

Target Consumer: While most people watch television, we are targeting male and female consumers between the ages of 18-49.  This target audience was selected due to the amount of television they consume on a weekly basis as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while viewing television. To build our user base, we will target this audience using traditional media techniques such as direct response, banner, and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

When a user signs up for and downloads our app, we collect the user’s email, zip code and television provider. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage the user to provide additional information such as their birthday and physical mailing address.  The user’s birthday information helps us verify that a user is at least 13 years. The physical mailing address is required for the delivery of physical goods selected by the user in the application rewards catalogue.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

Commercializing the Product: We have hired personnel with diverse backgrounds in general management and in digital media and entertainment, along with specialists in product development, editorial, graphic design, software engineering, marketing, analytics, sales, business development, human resources, finance and legal for the purpose of developing the business plan, building the product, generating ad sales with brand and network marketers, acquiring and retaining customers.

Seasonality: We expect our business to be affected by regular retail seasonality and by the normal rhythm of TV industry programming. Retail seasonality will impact how much brand marketers will spend to market their products and services at different points throughout the year. TV industry seasonality will impact our business because the amount network marketers will spend to promote certain TV programming will change during series premieres, summer time, ratings weeks or around major TV events such as the Super Bowl, Oscars, or Grammys. We believe revenues will be slowest during the summer, or the third calendar quarter. Variable expenses associated with marketing, future product releases, consumer incentives and advertising services will fluctuate in relation to revenue, but not necessarily by the same percentage.

WatchPoints Acquisition: The acquisition on September 29, 2011 of the WatchPoints assets owned by Mobile Messaging Systems LLC included patent applications for pending and unissued patents related to their own audio fingerprinting technology, the aggregation of users based on specific television programming and opportunities for enhanced user content engagement experiences.  Each of these patent applications, if granted, would complement the Company’s intended business.

TIPPT Acquisition:  The Company acquired a 65% interest in TIPPT Media Inc., a Delaware corporation (“TIPPT”), as more fully described in Note 5, “Acquisitions”.  TIPPT has been developing a conceptual business plan to sell coupons and discount codes on behalf of third parties to promote products through a variety of internet-based electronic means of communication.  When and if TIPPT develops into an operating business, the Company believes that there may be synergy and complements between the two businesses, but TIPPT will operate separately.

Loyalize Acquisition: The purchase of the Loyalize business, as discussed more fully in Note 5, “Acquisitions”, allows the Company to accelerate the integration of add-on features to its core Viggle product through use of the acquired software and the employment by the Company of a team of 13 employees, including software engineers, who had been involved in the development of the Loyalize technology.

Competition: The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Additionally, the “Social TV” category is nascent and has yet to attract the attention of the mainstream consumer and marketers.  Many of our competitors are larger, more established and well-funded and have a history of successful operations. Although the Company launched its first version of the application on January 25, 2012, there can be no guarantee of how successful the launch will be or how effectively the technology will perform.

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our application differs significantly because (a) we offer users real, as opposed to virtual, rewards such as movie tickets, music and gift cards, (b) other companies do not currently position themselves as a loyalty program for television, and (c) we offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration. Such integration makes it easy for users to share what they are doing within the application with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current or upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

Other companies in the “Social TV” market focus on the simple ability of a user to communicate their television viewing activity to others in the user’s social media circles.  Instead of real rewards, these other companies offer their users virtual points, leader board status, digital badges or stickers. We believe that our target market will be motivated by the ability to earn real rewards on a frequent basis and to interact in real time via show-specific polls, quizzes, videos and games.

Our principal competitors can be grouped into the following categories:

●
Companies that do not offer audio sampling or matching technology. With these products, users have to manually enter information into the app about what they are watching or doing. Users are primarily incentivized with status and/or virtual goods, such as digital badges or stickers.  Companies in this category include: Get Glue, Miso, Kiip, ScreenTribe, Tuner Fish, Yap, Zee Box, Nielson’s RewardTV.com and CrowdTwist.  Except for ScreenTribe and Nielson’s RewardTV.com, none of these companies provide real rewards.

●
Companies that deliver many of the same social sharing features as those listed above and also utilize audio sampling and matching so users can identify and share what they are doing automatically.  Companies in this category include: Shazam, IntoNow and Umami. None of these companies provide a continuous real rewards program.  Their offers are made on a limited one-off basis.

●
Companies that offer non-branded or white label features and functionality as components of a third party brand’s products. Companies in this category include: Ex-Machina, BunchBall, Zeitera and GraceNote. None of these companies offer a cohesive product with the breadth and focus of our application, nor do they directly offer real rewards.

Recent Acquisitions

TIPPT Media Inc.

On December 23, 2011, in furtherance of its business plan, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT Media Inc., a Delaware corporation (“TIPPT”), which will sell coupons and/or discount codes on behalf of third parties to promote products via a variety of internet-based methods of electronic communications.   To date, TIPPT has been a concept and developing business plan, and TIPPT has no customers and has not generated any revenues. In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 1 million shares of the Company’s common stock at an exercise price equal to 115% of the 20-day trading average of the Company’s common stock if certain performance conditions are met within four months of the closing of the transaction.  The Company deems it probable that these performance conditions will be met.  The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.  The Company recorded the value of these shares of common stock to intangible assets and current liabilities and will reclassify the liability to equity upon meeting the performance conditions.  The warrant value will be marked to market until the warrants are earned.  At December 31, 2011, the Company recorded a mark to market valuation increase of $324 recorded in general and administrative expenses on the Consolidated Statement of Operations.

In connection with the transaction, the Company entered into a five-year line of credit agreement, pursuant to which the Company may provide advances to TIPPT to finance its working capital obligations, in an aggregate principal amount not to exceed $20,000, with an interest rate not to exceed four percent (4%) per annum.  The amounts to be drawn under the line of credit are determined by the CEO of TIPPT based on a budget that is evaluated quarterly and approved by the TIPPT board of directors, a majority of which are elected by the Company.  In addition, the Company entered into a stockholders agreement with TIPPT, LLC regarding, among other things, restrictions on the transfer of shares in TIPPT and the potential exchange under certain circumstances of all or a portion of the 35% interest in TIPPT held by TIPPT LLC into the Company’s common stock.

The descriptions of the Line of Credit Agreement and the Stockholders Agreement herein are not complete, and are qualified by reference to, and should be read in conjunction with, the full text of each of the Line of Credit Agreement and the Stockholders Agreement, a copy of which are filed herewith as Exhibit 10.15 and Exhibit 10.16, respectively, and are incorporated by reference herein.

Loyalize

In furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation (“FN(x) I”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement dated December 31, 2011 among the Company, FN(x) I and Trusted Opinion (the “Asset Purchase Agreement”).  In consideration for its purchase of the Loyalize assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 275,038 shares of the Company’s common stock.

The Loyalize business consists of technology that enables brands and content providers to engage with nationwide audiences during live TV shows by providing games, polls, real-time discussions and sharing features for smartphones, tablets, laptops and on connected TVs.  The purchase of such business allows the Company to accelerate the integration of add-on features to its core Viggle product through use of the acquired software and the employment by the Company of a team of 13 employees, including software engineers, who had been involved in the development of the Loyalize technology.  Because the Company had intended to extend its Viggle product into this area, and not start a standalone business, these hires filled a need that the Company had.

The foregoing description of the Asset Purchase Agreement is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Asset Purchase Agreement, a copy of which is filed herewith as Exhibit 10.16 and incorporated herein by reference.

WatchPoints

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.’s WatchPoints business.  The consideration for such transaction consisted of $2,500 in cash and 200,000 shares of the Company’s common stock with a fair value of $8.00 per share on the date of the transaction and direct transaction costs of $120.  The WatchPoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology.  The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11).  The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “WatchPoints” name.  The value allocated to the intellectual property will be amortized over the expected useful life of the Company’s software product.  The Company also paid Kai Buehler, the CEO of WatchPoints, a $300 finder’s fee, which was expensed in the first quarter ended September 30, 2011, and appointed him as a full-time Senior Vice President of the Company.

The WatchPoints intellectual property we acquired consists of the WatchPoints-related domain names, the WatchPoints trademark and certain United States patent applications.  No issued patents were acquired.  The WatchPoints technology and patent filings include applications for the following:  identification of broadcast programs using digitized audio signatures; automatic grouping of users related to specific broadcast programming; and opportunities for enhanced consumer content experiences such as polls and games.  The patent applications that we acquired relate only to pending, unissued patents.  There is no assurance that the patent applications will be granted or that modifications may not be required by the United States Patent Office.  Any patent that issues from these acquired applications would be enforceable until early May 2030, provided that all maintenance fees are paid in a timely fashion.

The foregoing description of the asset purchase agreement is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the agreement, a copy of which is filed herewith as Exhibit 10.10 and incorporated herein by reference.

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

On February 16, 2011, immediately after the Recapitalization was consummated, the Company issued 13,232,597 shares of common stock to an institutional investor (for $10,000) at a price of approximately $0.76 per share, and 940,000 shares of common stock to an accredited investor (for $500) at a price of approximately $0.53 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

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

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011.  It now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have three wholly-owned subsidiaries, Project Oda, Inc., Viggle Inc., and Loyalize, Inc (formerly known as Fn(x)I Holding Corporation), each a Delaware corporation, and a majority-owned subsidiary, TIPPT Media, Inc., a Delaware corporation, which has its financial information consolidated with Function(x) Inc.

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

Consolidated Operating Results Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

There was no operating revenue for the three months ended December 30, 2011 or December 31, 2010. Operating expenses were $16,724 for the three months ended December 31, 2011 as against $2 for the three months ended December 31, 2010.

Revenue

There was no operating revenue in the three months ended December 31, 2011 or in the three months ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses increased in the three months ended December 31, 2011 by $16,722 (including $10,076 of stock based compensation charges), primarily due to personnel costs of $13,270 (including $9,728 of stock based compensation charges), Board of Director fees of $467 (including $348 of stock based compensation) , $664 of costs for developing a new product, office rents of $189, depreciation and amortization expense of $477 and travel and entertainment $356.  General and administrative expenses in 2010 were nominal.

Interest Income, Net

We had net interest income of $55 in the three months ended December 31, 2011 versus $0 in the three months ended December 31, 2010.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.  At December 31, 2011 and 2010, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Consolidated Operating Results Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

There was no operating revenue for the six months ended December 30, 2011 or December 31, 2010. Operating expenses were $50,654 for the six months ended December 31, 2011 as against $2 for the six months ended December 31, 2010.

Revenue

There was no operating revenue in the six months ended December 31, 2011 or in the six months ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses increased in the six months ended December 31, 2011 by $50,652, (including $39,840 of stock based compensation charges), primarily due to personnel costs of $43,631 (including $37,975 of stock based compensation charges), Board of Director fees of $2,076 (including $1,865 of stock based compensation charges), $1,315 of costs for developing a new product, office rent of $366, depreciation and amortization of $573 and travel and entertainment of $726.  General and administrative expenses in 2010 were nominal.

Interest Income, Net

We had net interest income of $95 in the six months ended December 31, 2011 versus $0 in the six months ended December 31, 2010.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.  At December 31, 2011 and 2010, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources

At December 31, 2011 and 2010, we had cash balances of $17,410 and $0, respectively. From 2007 until the Recapitalization, J. Howard, Inc., an affiliate of Jack L. Howard, a director and officer of the Company prior to the Recapitalization, advanced funds to the Company to support our daily operations.

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

On August 25, 2011, the Company completed the placement of 14,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.50 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.  For more information regarding the private placement, see Note 9, Stockholders’ Equity (Deficit).

The Company’s liquidity needs for calendar year 2012 will vary depending upon the aggregate of any amount drawn under the TIPPT line of credit and other working capital requirements.  If the Company’s outstanding warrants which are exercisable at $4.00 per share as discussed more fully in Note 9 entitled “Stockholders’ Equity (Deficit)”, are exercised and at least $50,000,000 of proceeds from such exercise is received by the Company, the Company will not need additional funds to meet its plan of operations. The actual amount of funds required may vary depending upon the number of users, the rewards offered, the marketing and related expenses, the development costs for the launch of the product, and the speed with which prospective users enroll in the Viggle and TIPPT programs.  In the event that the needed cash is not funded from the exercise of the warrants, then the Company would need to raise additional capital through either a debt or equity financing.  Alternatively, the Company would need to revise its 2012 operating plan to reduce its spending rate and delay certain projects that are part of its business plan based on the amount of capital available until additional capital is raised.

Cash Flow for the Six Months Ended December 31, 2011 and 2010

Operating Activities

Cash used in operating activities of $8,966 for the six months ended December 31, 2011 consisted of $4,665 primarily related to salaries and related employee benefits costs, $1,315 of product development costs, $1,542 of marketing-related costs, $393 of outside legal fees, $366 of rent expense and $726 of travel and entertainment expenses.

Investing Activities

$10,737 was used in investing activities for the six months ended December 31, 2011 consisted of $1,393 for the purchase of office and computer related equipment, including $1,294 related to capitalized software costs and $8,050 related to the acquisitions of WatchPoints, TIPPT, and Loyalize.

Financing Activities

Cash provided by financing activities of $33,319 for the six months ended December 31, 2011 reflects the cash from the placement of common stock and warrants on August 25, 2011 in the amount of $33,413.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. The terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

In connection with the acquisition of 65% of the common shares in TIPPT Media, Inc. on December 23, 2011, the Company agreed to provide TIPPT Media, Inc. a credit facility of $20,000, with interest to accrue at the rate of four percent (4%) per annum and be payable at its maturity in 5 years (the “TIPPT Loan”).  The facility is secured by the remaining 35% of the common shares of TIPPT Media, Inc owned by TIPPT, LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of FNCX.   The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  (See Note 5, “Acquisitions”). As of December 31, 2011, no funds had been drawn by TIPPT Media, Inc. under the TIPPT Loan.

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, as described in Note 5, “Acquisitions”, the Company is obligated to also fund as a purchase price adjustment the difference, if any, in the amount by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 275,038 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer’s election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

There are no lawsuits and claims pending against us.

Application of Critical Accounting Policies

During the three months ended December 31, 2011, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no lawsuits or claims pending against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation, now known as Loyalize, Inc. (“FN(x) I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement dated such date among the Company, FN(x) I and Trusted Opinion (the “Asset Purchase Agreement”) .  In consideration for its purchase of the Loyalize assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 275,038 shares of the Company’s common stock.  The shares were offered and sold as a private placement and exempt from registration under the Securities Act, pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  At the closing $1,500 of the cash consideration was disbursed to Trusted Opinion and $1,500,000 was placed in escrow with Trusted Opinion’s counsel, Wilson Sonsini Goodrich & Rosati, P.C., to be disbursed to Trusted Opinion upon delivery by Trusted Opinion of certain financial statements.  The 275,038 shares of Company common stock are to be delivered as follows:  65,254 shares delivered directly to Trusted Opinion within three business days of delivery of the financial statements of the required business and 209,784 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 275,038 shares of the Company’s common stock as of the date of closing at $1,719 based on the $6.25 closing price of the Company’s common stock on the date of acquisition.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment the difference, by which $1,839 exceeds the calculated value (based on the average closing price of its common stock during the 20 days prior to December 31, 2012) of the 275,038 shares of the Company’s common stock on December 31, 2012, either in cash or in shares of the Company’s common stock, at the Company’s option.  Such additional consideration shall not be payable until claims which remain subject to determination and are secured by all the Escrowed Shares are no longer outstanding. The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

The foregoing description of the Asset Purchase Agreement is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 4, 2012 and incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

3.1
Certificate of Amendment of Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware on February 11, 2011. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.

3.2	Amended and Restated Bylaws of the registrant, adopted on June 26, 1996. Incorporated by reference to the registrant’s registration statement on Form S-2/A filed on July 2, 1996.
3.3	Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware on July 18, 1994.
4.3	Form of Warrant. Incorporated by reference to the registrant’s registration statement on Form S-1 filed on May 25, 2011.
4.4	KPLB LLC Subscription Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1 filed on May 25, 2011.
4.5	Adage Subscription Agreement.
5.1	Opinion of Kramer Levin Naftalis & Frankel LLP. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.
10.1	Agreement and Plan of Recapitalization, dated February 7, 2011, incorporated by reference to the registrant’s Form 8-K filed on February 10, 2011.
10.2
Asset Contribution Agreement, dated February 11, 2011, between Sillerman Investment Corporation and Function(x) Inc.  Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.

10.3	Function(x) Inc. 2011 Executive Incentive Plan. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 22, 2011.
10.4	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.
10.5	Employment Agreement, dated February 15, 2011, between Function(x) Inc. and Janet Scardino. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.
10.6	Employment Agreement, dated May 11, 2011, between Function(x) Inc. and Chris Stephenson. Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on May 12, 2011.
10.7
Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc.  Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on November 23, 2011.

10.8	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.
10.9
Promissory Note, dated February 8, 2011, among Mitchell J. Nelson, Leslie Nelson and Function(x) Inc.  Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.

10.10
Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., WatchPoints, Inc. and Function(x) Inc.  Incorporated by reference to the registrant’s current report on Form 8-K filed on October 3, 2011.

10.11	Form of Unit Subscription Agreement. Incorporated by reference to the registrant’s current report on Form 8-K filed on August 26, 2011.
10.12	Form of Subscription Agreement, dated February 8, 2011. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on November 23, 2011.
10.13	MMS Registration Rights Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on December 30, 2011.
10.14	Function (X) Inc. 2011 Executive Incentive Plan. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 22, 2011.
10.15	Line of Credit Agreement dated December 22, 2011 between Function(x) Inc. and TIPPT Media Inc. Incorporated by reference to the registrant’s current report on Form 8-K filed on December 29, 2011.
10.16
Stockholders Agreement dated December 22, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein.  Incorporated by reference to the registrant’s current report on Form 8-K filed on December 29, 2011.

10.17
Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2012.

14.1	Code of Business Conduct and Ethics.
23.1	Consent of Kramer Levin Naftalis & Frankel LLP, included in Exhibit 5.1.
23.2	Consent of BDO USA, LLP, an independent registered public accounting firm.*
23.3	Consent of Citrin Cooperman & Company, LLP. *
24	Power of Attorney (set forth on the signature page of the registrant’s registration statement on Form S-1 filed on May 25, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Function(x) Inc.

February 14, 2012	By:	/s/ Janet Scardino
Janet Scardino Chief Executive Officer

February 14, 2012	By:	/s/ William B. Manning
William B. Manning Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit No.	Description

3.1
Certificate of Amendment of Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware on February 11, 2011. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.

3.2	Amended and Restated Bylaws of the registrant, adopted on June 26, 1996. Incorporated by reference to the registrant’s registration statement on Form S-2/A filed on July 2, 1996.
3.3	Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware on July 18, 1994.
4.3	Form of Warrant. Incorporated by reference to the registrant’s registration statement on Form S-1 filed on May 25, 2011.
4.4	KPLB LLC Subscription Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1 filed on May 25, 2011.
4.5	Adage Subscription Agreement.
5.1	Opinion of Kramer Levin Naftalis & Frankel LLP. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.
10.1	Agreement and Plan of Recapitalization, dated February 7, 2011, incorporated by reference to the registrant’s Form 8-K filed on February 10, 2011.
10.2
Asset Contribution Agreement, dated February 11, 2011, between Sillerman Investment Corporation and Function(x) Inc.  Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.

10.3	Function(x) Inc. 2011 Executive Incentive Plan. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 22, 2011.
10.4	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.
10.5	Employment Agreement, dated February 15, 2011, between Function(x) Inc. and Janet Scardino. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 16, 2011.
10.6	Employment Agreement, dated May 11, 2011, between Function(x) Inc. and Chris Stephenson. Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed on May 12, 2011.
10.7
Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc.  Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on November 23, 2011.

10.8	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.
10.9
Promissory Note, dated February 8, 2011, among Mitchell J. Nelson, Leslie Nelson and Function(x) Inc.  Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on October 7, 2011.

10.10
Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., WatchPoints, Inc. and Function(x) Inc.  Incorporated by reference to the registrant’s current report on Form 8-K filed on October 3, 2011.

10.11	Form of Unit Subscription Agreement. Incorporated by reference to the registrant’s current report on Form 8-K filed on August 26, 2011.
10.12	Form of Subscription Agreement, dated February 8, 2011. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on November 23, 2011.
10.13	MMS Registration Rights Agreement. Incorporated by reference to the registrant’s registration statement on Form S-1/A filed on December 30, 2011.
10.14	Function (X) Inc. 2011 Executive Incentive Plan. Incorporated by reference to the registrant’s current report on Form 8-K filed on February 22, 2011.
10.15	Line of Credit Agreement dated December 22, 2011 between Function(x) Inc. and TIPPT Media Inc. Incorporated by reference to the registrant’s current report on Form 8-K filed on December 29, 2011.
10.16
Stockholders Agreement dated December 22, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein.  Incorporated by reference to the registrant’s current report on Form 8-K filed on December 29, 2011.

10.16
Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. Incorporated by reference to the registrant’s current report on Form 8-K filed on January 4, 2012.

14.1	Code of Business Conduct and Ethics.
23.1	Consent of Kramer Levin Naftalis & Frankel LLP, included in Exhibit 5.1.
23.2	Consent of BDO USA, LLP, an independent registered public accounting firm.*
23.3	Consent of Citrin Cooperman & Company, LLP. *
24	Power of Attorney (set forth on the signature page of the registrant’s registration statement on Form S-1 filed on May 25, 2011).