Form 10-Q
period 2012-03-31
FUNCTION (X) INC.
filed 2012-05-15
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of May 15, 2012, there were 150,507,971 shares of the registrant’s common stock outstanding.

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31,	June 30,
	2012	2011
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$4,297	$3,794
Accounts receivable	603	--
Prepaid expenses	1,013	46
Other receivables	959	29
Total current assets	6,872	3,869
Restricted cash	695	695
Interest in corporate jet, net	1,269	1,511
Capitalized software costs	3,801	317
Property & equipment, net	2,584	79
Intellectual property, net	4,034	--
Goodwill	3,015	--
Other assets	40	--
Total assets	$22,310	$6,471

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$4,028	$1,105
Reward points payable	1,983	--
Other current liabilities	244	--
Deferred revenue	681	--
Current portion of loan payable	38	49
Total current liabilities	6,974	1,154
Loan payable, less current portion	865	891
Other long-term liabilities	1,272	342
Total liabilities	$9,111	$2,387

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	--	--
Common stock, $0.001 par value, authorized 300,000,000 shares, issued and outstanding 149,417,062
shares as of March 31, 2012 and authorized 300,000,000 shares, issued and outstanding 134,941,797 shares as of June 30, 2011	153	139
Additional paid-in capital	122,633	36,416
Accumulated deficit	(109,372)	(32,471)
Function(x) Inc. stockholders’ equity	13,414	4,084
Noncontrolling interest	(215)	--
Total Equity	13,199	4,084
Total liabilities and stockholders’ equity	$22,310	$6,471

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011
Revenues	$556	$--
Cost of watchpoints and engagement points	(3,197)	--
Selling, general and administrative	(74,605)	(8,458)
Operating loss	(77,246)	(8,458)

Other income:
Interest income, net	130	24
Total other income	130	24

Net loss	(77,116)	(8,434)

Net loss attributable to non-controlling interest	(215)	--

Net loss attributable to Function(x) Inc.	$(76,901)	$(8,434)

Net loss per common share attributable to Function(x) common stockholders - basic and diluted	$(0.53)	(0.34)

Weighted average common shares outstanding - basic and diluted	146,369,447	24,948,912

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$556	$--
Cost of watchpoints and engagement points	(3,197)	--
Selling, general and administrative	(24,324)	(8,431)
Operating loss	(26,965)	(8,431)

Other income:
Interest income, net	35	24
Total other income	35	24

Net loss	(26,930)	(8,407)

Net loss attributable to non-controlling interest	(215)	--

Net loss attributable to Function(x) Inc.	$(26,715)	$(8,407)

Net loss per common share attributable to Function(x) common stockholders - basic and diluted	$(0.18)	$(0.11)

Weighted average common shares outstanding - basic and diluted	149,417,062	75,098,547

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, Amounts in Thousands, Except Share and Per Share Data)

	Function(x) Inc. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance June 30, 2011	$139	$36,416	$(32,471)	$4,084	$--	$4,084
Net loss			(76,901)	(76,901)	(215)	(77,116)
Private placement of common stock and warrants for cash	14	33,399	--	33,413	--	33,413
Compensation charge for fair value of common stock and warrants issued in					--
connection with private placement	--	19,456	--	19,456	--	19,456
Interest income on notes receivable from shareholders	--	(105)	--	(105)	--	(105)
Employee stock options - share based compensation	--	4,619	--	4,619	--	4,619
Restricted stock - share based compensation	--	25,190	--	25,190	--	25,190
Stock issued for WatchPoints acquisition	--	1,600	--	1,600	--	1,600
Stock issued for Loyalize acquisition	--	1,719	--	1,719	--	1,719
Capital related to corporate jet	--	336	--	336	--	336
Notes receivable from shareholders	--	3	--	3	--	3
Balance March 31, 2012	$153	$122,633	$(109,372)	$13,414	$(215)	$13,199

See Notes to Consolidated Financial Statements (Unaudited)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Amounts in Thousands, Except Share Data)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Operating activities:
Net loss	$(77,116)	(8,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock - share based compensation	25,190	2,678
Warrants issued for services	--	2,529
Employee stock options - share based compensation	4,619	--
Common stock and warrants issued in connection with Private Placement-share based compensation	19,456	--
Depreciation and Amortization	1,328	--
Impairment of TIPPT intangible asset	2,250	--
Increase in fair value of Loyalize guarantee	125	--
		--
Changes in operating assets and liabilities:
Accounts receivable	(603)	--
Other receivables	(930)	(156)
Prepaid expenses	(967)	(71)
Other assets	(40)	--
Deferred revenue	197	--
Accounts payable and accrued expenses	2,923	847
Reward points liability	1,983	--
Other liabilities	1,266	--
Net cash used in operating activities	(20,319)	(2,607)

Investing activities:
Purchase of property and equipment	(2,629)	(15)
WatchPoints acquisition	(2,620)	--
TIPPT acquisition	(2,250)	--
Loyalize acquisition	(3,094)	--
Capitalized software costs	(1,859)	--
Net cash used in investing activities	(12,452)	(15)

Financing activities:
Issuance of common stock and warrants for cash	33,413	10,718
Payments on loan	(37)	--
Payments on shareholder notes	3	--
Interest income on notes receivable from shareholders	(105)	--
Net cash provided by financing activities	33,274	10,718
		--
Net increase in cash	503	8,096

Cash at Beginning of Period	3,794	--

Cash at End of Period	$4,297	8,096

Supplemental cash flow information:
Non-cash investing and financing activities
Stock issued for WatchPoints acquisition	$1,600
Stock issued for Loyalize acquisition	$1,719
Cash paid during the year for interest	$28
Capital related to corporate jet	$336
Loyalize guarantee	$120

See Notes to Consolidated Financial Statements (Unaudited)

.
Function(x) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Amounts in Thousands, Except Share Data)

 1.  Basis of Presentation

On February 24, 2011, the Company changed its year-end from December 31 to June 30. The financial statements for the three and nine months ended March 31, 2012 and 2011 reflect the results of operations of Function(x) Inc. and its consolidated subsidiaries (collectively, the “Company”), each a Delaware corporation. The financial information in this report for the three and nine months ended March 31, 2012 and 2011 has not been audited, but in the opinion of management all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the full year.

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

The Company conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  The Company has four wholly-owned subsidiaries, Project Oda, Inc., Viggle Inc., Loyalize, Inc. (formerly known as Fn(x)I Holding Corporation), and Sports Hero, Inc., each a Delaware corporation, and a majority-owned subsidiary, TIPPT Media, Inc., a Delaware corporation, which has its financial information consolidated with Function(x) Inc.

The Company’s New Line of Business

General

Our business is built on a simple concept: Watch TV. Earn Rewards.  The business, which operates under the name ‘Viggle’, is a loyalty program that rewards our users for watching television.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users’ mobile devices through the use of the application.  We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to purchase gift cards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated nominal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase gift cards from vendors.

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

Revenue

Advertising Revenue:  We generate advertising revenue primarily from display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM basis, and completed engagements on a cost per engagement (CPE) basis.  Advertising campaigns typically range from one to 12 months, and advertisers generally pay us based on a minimum of delivered impressions or the satisfaction of other criteria, such as click-throughs.

The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Deferred Revenue:  Our deferred revenue consists principally of both prepaid but unrecognized revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services.  Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Watchpoints and Engagement Points

The Company issues points to its users as an incentive to utilize the Viggle app and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned but not redeemed are classified as a liability.

Users earn points for various activities and the Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its statement of operations.  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt approximates fair value as current borrowing rates for the same or similar issues are the same as those that were given to the Company at the issuance of its debt.

Property and Equipment

Property and equipment (consisting of computers, software, furniture and fixtures, and leasehold improvements) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.  Equipment, software, furniture and fixtures are being depreciated over a useful life of three years, leasehold improvements are depreciated over a useful life of 10 years consistent with the life of the underlying lease.

Impairment of Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  Based on its review, the Company believes that as of March 31, 2012, the carrying value of the intellectual property for TIPPT’s contract with the 100 Mile Group is impaired and accordingly the company has taken a charge in the current period for approximately $2,250 related to the asset impairment.  The Company, through its acquisition of the assets of WatchPoints, purchased certain intellectual property (trademark applications, patent applications, and domain names).  This acquisition has been deemed to be a defensive acquisition and the fair value of the intellectual property acquired of $4,209 is being amortized over the estimated useful life of the Company’s Viggle software of three years on a straight-line basis.  Amortization expense of the intellectual property for the three and nine months ended March 31, 2012 was $351 and $701, respectively.

The Company, through its acquisition of a 65% common stock interest in TIPPT, acquired identifiable intangible assets valued at $4,628.  As of March 31, 2012, $2,378 of warrants payable contingent consideration for the acquisition has been derecognized and is no longer included as part of the fair value of the consideration paid to acquire the asset. As a result of this derecognition and the $2,250 impairment noted above, the carrying value of the TIPPT intangible assets as of March 31, 2012 is $0.  (See Note #14, Subsequent Events).

The Company, through its acquisition of the assets of Loyalize on December 31, 2011 acquired certain intellectual property (patent application, trade names and domain names) and recorded goodwill.  As of March 31, 2012, the fair value of the intangibles is $526 and the goodwill is $3,015.

Internal Use Software

The Company recorded $1,842 of capitalized software as part of the Loyalize acquisition as of March 31, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  As revenue producing activities commenced in the third quarter of 2012, $116 of amortization expense has been recorded for the three months and nine months ended March 31, 2012.

The Company records and capitalizes computer software costs and, appropriately, certain costs have been capitalized in the amounts of $2,176 and $317 as of March 31, 2012 and June 30, 2011, respectively, in accordance with ASC 350-40.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software. As revenue producing activities commenced in the third quarter of 2012, $100 of amortization expense has been recorded for the three months and nine months ended March 31, 2012.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and nine months ended March 31, 2012 was $2,402 and $4,126, respectively, and for the three and nine months ended March 31, 2011 was $0.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is unlikely that the deferred tax assets not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

4.  Basis of Consolidation

The consolidated financial statements include the accounts of Function(x) Inc., our wholly-owned subsidiaries and our majority-owned subsidiary.  All intercompany transactions and balances have been eliminated.  As of March 31, 2012 the Company has reflected $215 of a non-controlling interest for the 35% owners of TIPPT Media, Inc. to reflect their share of the TIPPT Media, Inc. loss of $613.  There was no non-controlling interest as of June 30, 2011.

5.  Acquisitions

WatchPoints Acquisition

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.’s Watchpoints business. The consideration for such transaction consisted of $2,500 in cash and 200,000 shares of the Company’s common stock with a fair value of $8.00 per share on the date of the transaction. The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology. The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name. The value allocated to the intellectual property is being amortized over the expected useful life of the Company’s software product. The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder’s fee, which was recorded to selling, general and administrative expenses in the nine months ended March 31, 2012, and appointed him as a full-time Senior Vice President of the Company.

TIPPT Media Inc.

On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT Media Inc., a Delaware corporation (“TIPPT”), which will sell coupons and/or discount codes on behalf of third parties by engaging individuals with a public profile to promote products via internet-based social networking and microblogging websites and other similar internet-based methods of electronic communications.   In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 1 million shares of the Company’s common stock at an exercise price equal to 115% of the 20-day trading average of the Company’s common stock if certain performance conditions are met within four months of the closing of the transaction.   The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.  The value of these warrants as of March 31, 2012 is $0 (See Note #14, Subsequent Events).

In connection with the transaction, the Company entered into a five-year Line of Credit Agreement, pursuant to which the Company may provide advances to TIPPT to finance its working capital obligations, in an aggregate principal amount not to exceed $20,000, with an interest rate not to exceed four percent (4%) per annum.  The facility is secured by the remaining 35% of the common shares of TIPPT Media, Inc. owned by TIPPT, LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of FNCX.  The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  In addition, the Company entered into a Stockholders Agreement with TIPPT LLC regarding, among other things, restrictions on the transfer of shares in TIPPT and the potential exchange under certain circumstances of all or a portion of the 35% interest in TIPPT held by TIPPT LLC into the Company’s common stock (See Note #14, Subsequent Events). .

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

The Company has included the operating results of TIPPT Media, Inc. in its consolidated financial statements since the date of acquisition. As of March 1, 2012, the Company has written down to zero the carrying value of all the the TIPPT assets and has taken a charge which is included in selling, general, and administrative expense (see Note #14, Subsequent Events).

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

The following table presents the unaudited pro forma results of the Company for the three and nine months ended March 31, 2012 as if the Trusted Opinion acquisition occurred on July 1, 2010. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on July 1, 2010.

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Revenue	$556	97	$561	$98
Operating (Loss)	(26,930)	(9,903)	(78,858)	(1,926)
Loss Per Share (basic and diluted	(0.18)	(0.13)	(0.54)	(0.17)

6.  Property and Equipment

Property and Equipment consists of the following:

	March 31, 2012	June 30, 2011
Leasehold Improvements	$1,506	$	---
Furniture and Fixtures	436		9
Computer Equipment	713		60
Software	101		14
	2,756		83
Accumulated Depreciation and amortization	(172)		(4)
Property and Equipment, net	$2,584		$79

7.  Intellectual Property

		March 31, 2012			June 30, 2011
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,735	$(701)	$4,034	$--	$--	$--

Total		4,735	(701)	4,034	--	--	--

Amortization of intellectual property charges to selling, general and administrative expenses for the 9 months ended March 31, 2012 amounted to $701.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2012	$395
2013	1,578
2014	1,578
2015	789
2016	---

8. Loans Payable

The Company financed the purchase of a 6.25% fractional interest in a G-IV jet.  The financing of $940 provides for interest at the rate of 6% per annum, monthly payments of $9 and a balloon payment at maturity in 5 years of $661.  Payments on this debt during the period ended March 31, 2012 and June 30, 2011 were $37 and $0, respectively.

9. Commitments and Contingencies

In connection with the acquisition of 65% of the common shares in TIPPT Media, Inc. on December 23, 2011, the Company agreed to provide TIPPT Media, Inc. a credit facility of $20,000, with interest to accrue at the rate of four percent (4%) per annum and be payable at its maturity in 5 years (the “TIPPT Loan”).  The facility is secured by the remaining 35% of the common shares of TIPPT Media, Inc owned by TIPPT, LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of FNCX.   The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  As of March 31, 2012, $640 had been drawn by TIPPT Media, Inc. under the TIPPT Loan.  (See Note #14, “Subsequent Events”)

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to also fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 275,038 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer’s election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

We are subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of our outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on our results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon our financial condition and results of operations.

10. Stockholders’ Equity (Deficit)

As of March 31, 2012 and June 30, 2011, there were 300,000,000 shares of authorized common stock and 149,417,062 and 134,941,797 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

11. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and March 31, 2012 the Compensation Committee of the Company’s Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Date of Grant	Common Shares	Aggregate Fair Value on Date of Grant	Weighted Average Grant Date Fair Value
Fifteen (15) Executives	Various	8,670,000	$142,918	$16.48

The total compensation was $8,218 and $25,190 for the three and nine months ended March 31, 2012.  The total compensation was $2,678 for the three and nine months ended March 31, 2011.  No shares actually vested.  As of March 31, 2012, there was $106,962 in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended March 31, 2012:

Number of Options
Outstanding at June 30, 2011	0
Granted	5,334,167
Exercised	0
Forfeited and cancelled	(372,500)
Outstanding at March 31, 2012	4,961,667

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period.  No shares were vested as of March 31, 2012.  The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies’ stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three and nine months ended March 31, 2012 (none were granted in 2011) was estimated based on the following weighted average assumptions:

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Expected volatility	69%	60%
Risk-free interest rate	1.14%	1.22%
Expected dividend yield	0	0
Expected life (in years)	6.25	6.25
Estimated fair value per option granted	$3.81	$4.12

The total compensation expense of $1,209 and $4,619 was included in the accompanying Statement of Operations in selling, general and administrative expenses for the three and nine months ended March 31, 2012, respectively.  There were no such expenses for the three and nine months ended March 31, 2011.  No shares actually vested during the periods and the grants provide for vesting annually in arrears over the next four years.  As of March 31, 2012, there was approximately $15,757 of total unrecognized stock-based compensation cost.

On August 12, 2011, the Compensation Committee of the Board of Directors approved a stock option plan for non-management directors.  Each director is to receive 250,000 non-qualified stock options for common shares of the Company under the Executive Equity Incentive Plan.  The initial grant of 1,250,000 non-qualified stock options was made on August 26, 2011 with each option having an exercise price of $2.50 per share and a fair market value of $4.42.  One-fourth of the grant vested on the grant date and the balance will vest pro-rata annually in arrears over the next three years, so long as the director remains in office on the vesting date.  The Company has taken a compensation charge for the three and nine months ended March 31, 2012 of approximately $344 and $2,210, respectively, as a result of the foregoing grants.

On August 26, 2011, the Compensation Committee adopted a Company-wide stock option program and granted to 32 employees an aggregate of 3,545,000 non-qualified stock options.  Of this total, 510,000 were issued with an exercise price of $2.50 per share and a fair market value of $4.45 per option, 1,535,000 were issued with an exercise price of $2.50 per share and a fair market value of $4.42 per option, and 1,500,000 were issued with an exercise price of $5.00 per share and a fair market value of $3.63 per option.  The options vest over three to four years.  The Company has taken a compensation charge for the three and nine months ended March 31, 2012 of approximately $753 and $2,222, respectively, as a result of the foregoing grants.

On November 16, 2011, the Compensation Committee, pursuant to such program, granted to 24 employees an aggregate of 294,375 non-qualified stock options.  Of this total, 144,375 were issued with an exercise price of $5.50 per share and a fair market value of $3.10 per option, and 150,000 were issued with an exercise price of $2.50 per share and a fair market value of $3.99 per option.  The options vest over three to four years.  The Company has taken a compensation charge in the third quarter of approximately $72 as a result of the foregoing grants.

On February 16, 2012, the Compensation Committee, pursuant to such program, granted to 41 employees an aggregate of 244,792 non-qualified stock options with an exercise price of $6.05 per share and a fair market value of $3.81 per option.  The options vest over four years.  The Company has taken a compensation charge in the third quarter of approximately $36 as a result of the foregoing grants.

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

Robert F.X. Sillerman was issued 2,560,000 three-year warrants with an exercise price of $4.00 per warrant.  Each of the warrants is exercisable for one share of the Company’s common stock.  The fair value of these warrants is $9,216, accounted for as an expense to selling, general and administrative expenses on the Consolidated Statement of Operations for the nine months ended March 31, 2012.

12.  Income Taxes

For the three and nine months ended March 31, 2012 and 2011, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot  presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward of $4,923. The Company has established a full valuation allowance against its deferred tax assets related to its Net Operating Loss carryforward of $4,923 as of March 31, 2012.  As a result of the change in control pursuant to the Recapitalization, the utilization of the $4,923 Net Operating Loss carryforward will be substantially limited.

The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception.  The Company is not presently subject to any income tax audit in any taxing jurisdiction.

13.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum, and have been presented as a reduction of the related paid in capital in the accompanying financial statements.  Interest income recorded on these notes for the three and nine months ended March 31, 2012 is $35 and $105, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and nine months ended March 31, 2012, the Company billed Circle $85 and $243, respectively. For the three and nine months ended March 31, 2011, the Company billed Circle $28 and $28, respectively.  Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle’s Audit Committee and the Company’s Audit Committee. The balance due from Circle on March 31, 2012 was $57, of which $31was paid.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company’s Audit Committee.  For the three and nine months ended March 31, 2012, the Company billed Mr. Sillerman $47 and $88, respectively.  For the three and nine months ended March 31, 2011, the Company billed Mr. Sillerman  $5 and $5, respectively.   The balance due from Mr. Sillerman on March 31, 2012 was $34, which has been paid.

Private Placement

Sillerman Investment Company, LLC purchased units for $11,376 in the August 25, 2011 private placement. As a result of Sillerman Investment Company, LLC’s participation in the placement, 2,560,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456 accounted for as expensed selling, marketing, general and administrative expenses on the Consolidated Statement of Operations for the nine months ended March 31, 2012.

14.  Subsequent Events

PIPE Transaction

On May 10, 2012, the Company completed the placement of 3,418,182 units (the “Private Placement Units”) to accredited and institutional investors at an aggregate purchase price of $9,400.  Each Private Placement Unit consists of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.75 per Private Placement Unit.  If the Company sells shares of its common stock for the purpose of raising capital at a price below $4.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold, the result of this re-pricing feature will result in liability accounting which will be marked to market.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development. The Company is obligated to file a registration statement for the common shares and the shares underlying the warrant which are the subject of the PIPE within 30 days of the effectiveness of the currently pending Form S-1 and to use commercially reasonable efforts thereafter to have the registration statement declared effective within 120 days.  An executive of the Company participated in the private placement and as a result the Company will record a stock based compensation charge of approximately $1,600 in the 4th quarter.

Line of Credit

On April 4, 2012, the Company’s Board of Directors authorized the Company to raise $20 million through a line of credit, the proceeds of which were to be used for general corporate obligations and working capital.  The terms of the line of credit are simple interest accruing at 6% until maturity, which will be on the earlier of (i) 12 months from the date of first draw or (ii) upon the funding of at least $40 million from one or more debt or equity transactions of the Company or any of its wholly-owned subsidiaries.  On April 4, 2012, MJX, LLC, an affiliate of Robert F.X. Sillerman, the Company’s Executive Chairman, committed the first $10 million of a line of credit pursuant to a line of credit grid promissory note.  In consideration for entering into the line of credit, Mr. Sillerman was entitled to certain options.  However, on May 10, 2012, the line of credit agreement with MJX LLC was terminated.  The Company has no obligations under the line of credit agreement.  No options to purchase shares of the Company’s common stock were issued in connection with the line of credit.

TIPPT Media, Inc.

On May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500,000, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retains a 15% ownership interest in TIPPT.  As part of the transaction, the Company’s obligation to provide advances to TIPPT under the $20,000.000 line of credit was terminated.  Instead TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agrees to pay the Company $1,200,655.99, which represents $700,655.99 that was outstanding under the line of credit on April 30, 2012 and an additional $500,000 that the Company has agreed to loan to TIPPT.  In addition, as part of the transaction, the Company terminated the stockholders agreement and entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with TIPPT LLC to provide the Company with certain stockholder protections regarding the Company’s remaining interest in TIPPT.  The Company’s representatives on the TIPPT Media Inc. board of directors, Mr. Sillerman, Ms. Scardino, and Mr. Nelson, resigned from the TIPPT Media Inc. board of directors.  The Company is entitled to a board observer on the TIPPT Media Inc. board.  The warrant to purchase one million shares of the Company’s common stock to TIPPT LLC was never issued.

As part of the Company’s review of the fair value of its intangible assets for the three-month period ending March 31, 2012, the Company has 1) derecognized the $2,378,412 of contingent consideration attributable to the Company’s warrant that was to be issued to TIPPT LLC because the warrant was never issued; 2) performed a review of the fair value of the remaining $2,250,000 carrying value of such agreement.  The Company is taking an impairment charge for the full carrying value of such agreement.  Accordingly the carrying value as of March 31, 2012 is zero.

The foregoing description of the transaction is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Purchase Money Note, the Amended and Restated Promissory Note and the Stockholders Agreement, a copy of each of which is filed as Exhibit 10.22, 10.23, and 10.24, respectively, hereto.

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

In February 2011, Function (X) Inc. completed a Recapitalization with Sillerman and EMH Howard.  The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and now conducts its business under the name Function(x) Inc., with the ticker symbol FNCX.  We have four wholly owned subsidiaries, Project Oda, Inc., Viggle, Inc., Loyalize, Inc. (formerly known as Fn(x) I Holding Corporation) and Sports Hero, Inc.  Upon completion of the Recapitalization, the Company changed course after being inactive from October 2010.  The Recapitalization and the resulting change in management were the initial steps in the Company developing a new operating business. Its new direction is intended to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

The Company’s New Line of Business

General:  Our business is built on a simple concept: Watch TV. Earn Rewards.  The business, which operates under the name ‘Viggle,’ is a loyalty program that rewards our users for watching television.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users’ mobile devices through the use of the application.  We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to purchase gift cards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated nominal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase gift cards from vendors.

Our Loyalty Program:  Our loyalty program will be delivered to consumers in the form of a free application, or app, that works on multiple device types, including mobile phones, tablets and laptops.  The user experience is simple.  The consumer downloads the app, creates an account and while watching TV, taps the check in button.  Using the device’s microphone, the application collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from over 100 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in. Users can redeem the points within the app’s rewards catalogue for items that have a monetary value such as movie tickets, music and gift cards.

In addition to television show check-in points, users can earn additional points by engaging with brand or network sponsored games, videos, polls or quizzes related to the show that they are watching and by inviting friends or sharing their activities via social media. In addition to rewards, there will also be sweepstakes opportunities and instant win games for higher value prizes or unique experiences. Our product is limited to participants who are 13 years of age or older.

Since our launch on January 25, 2012, and through March 31, 2012, we have accumulated 354,501 registered active users (or RAUs).  Our members have checked-in to 12,603,511 TV programs, spent an average of 90 minutes of active time within Viggle per session, completed an average of 29 engagements per day and have redeemed points for 203,269 total rewards.

Registered active users are computed by determining those users that are both registered on Viggle and have earned points within the preceding 90 days.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.

Our Technology:  We have completed a first version of the application, which has been approved by Apple.  We launched the app to the public in the Apple iTunes App Store on January 25, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  We have been successfully testing the app with employees of the Company as well as friends and family of our employees for several months, and although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform. We will continuously test and update the application with a goal of improving overall performance and usability.

The iOS release will be followed by a version of the application for use on Android smartphones and tablets which we anticipate to be within the second calendar quarter of 2012. In order to complete the Android version of the application, we must complete the conversion and testing of our existing software used for the Apple application on Android smartphones and tablets.  We will consider adding versions for other mainstream mobile operating systems such as Windows Phone and Blackberry based on demand and other business factors. Distribution of the product will occur via regular online marketplaces for content and applications used by such mobile operating systems, and will include iTunes for iOS devices or the Android marketplace for devices using the Android operating system.

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

Revenue:  The application became available to the public on January 25, 2012.  We have begun to generate nominal revenues. Advertising will be sold primarily direct to brand marketers and television networks by our dedicated sales team.  The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18-49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our application into their client proposals.  We have and plan to generate revenue from standard mobile media advertising sales and affiliate programs: (i) when our users click and view advertisements in our application, (ii) when our users complete an engagement (defined as a poll or quiz or game or slide show) appearing in our application that is created by an advertising agency or the Company’s brand partners or by our team ; and or (iii) through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our application to other applications and/or websites.  With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues, if any, will be generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Therefore, our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions (CPM) and/or per completed engagement.  The third-party ad server then serves the ads and/or engagements within the application during the course of using Viggle.  As impressions and engagements are delivered and completed, we will bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

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

When a user signs up for and downloads our app, we collect the user’s email, zip code and television provider. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage the user to provide additional information such as their birthday and physical mailing address.  The user’s birthday information helps us verify that a user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by the user in the application rewards catalogue.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

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

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our application , if it performs as expected, will differ  significantly because (a) we offer users real, as opposed to virtual, rewards such as movie tickets, music and gift cards, (b) other companies do not currently position themselves as a loyalty program for television, and (c) we offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration. Such integration makes it easy for users to share what they are doing within the application with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current or upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

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

Our principal competitors can be grouped into the following categories:

●
Companies that do not offer audio sampling or matching technology. With these products, users have to manually enter information into the app about what they are watching or doing. Users are primarily incentivized with status and/or virtual goods, such as digital badges or stickers.  Companies in this category include: Get Glue, Miso, Kiip, ScreenTribe, Tuner Fish, Yap, Zee Box, Nielsen’s RewardTV.com and CrowdTwist.  Except for ScreenTribe and Nielsen's RewardTV.com, none of these companies provide real rewards.

●
Companies that deliver many of the same social sharing features as those listed above and also utilize audio sampling and matching so users can identify and share what they are doing automatically.  Companies in this category include: Shazam, IntoNow and Umami. None of these companies provide a continuous real rewards program.  Their offers are made on a limited one-off basis.

●
Companies that offer non-branded or white label features and functionality as components of a third party brand’s products. Companies in this category include: Ex-Machina, BunchBall, Zeitera, Audible Magic and GraceNote. None of these companies offer a cohesive product with the breadth and focus of our application, nor do they directly offer real rewards.

Since we have only recently launched our application, we have limited experience in its actual performance and there is no assurance it will perform as we expect or that users will prefer our application over the applications of our competitors.

Consolidated Operating Results Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating revenue for the three months ended March 31, 2012 and 2011 was $556 and $0, respectively. Cost of watchpoints and engagement points for the three months ended March 31, 2012 and 2011 was $3,197 and $0, respectively. Selling, general and administrative  expenses were $24,324 for the three months ended March 31, 2012 as against $8,431 for the three months ended March 31, 2011.

Revenue

Operating revenue for the three months ended March 31, 2012 increased by $556 primarily due to sale of media time during the period.  The Company commenced commercial operations on January 25, 2012, thus there was no revenue recorded for the three months ended March 31, 2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended March 31, 2012 increased by $3,197 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the three months ended March 31, 2011.

Selling, General and Administrative expenses

Selling, general and administrative expenses increased in the three months ended March 31, 2012 by $15,893 (including $9,425 of stock based compensation charges), primarily due to personnel costs of $6,198 (including $2,602 of stock based compensation charges), Board of Directors fees of $452 (including $344 of stock based compensation), $2,678 technical and operating costs to run the product, $2,403 of marketing expenses, $545 of professional fees, office rents of $258, depreciation and amortization expense of $1,125, travel and entertainment costs of $658, and charges related to TIPPT of $2,750.   Selling, general and administrative expenses for the three months ended March 31, 2011 were $8,431.

Interest Income, Net

We had net interest income of $35 in the three months ended March 31, 2012 versus $24 in the three months ended March 31, 2011.

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

Consolidated Operating Results Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Operating revenue for the nine months ended March 31, 2012 was $556 versus $0 for the nine months ended March 31, 2011. Cost of watchpoints and engagement points for the nine months ended March 31, 2012 was $3,197 and $0 for the nine months ended March 31, 2011. Selling, general and administrative expenses were $74,605 for the nine months ended March 31, 2012 as against $8,458 for the nine months ended March 31, 2011.

Revenue

Operating revenue in the nine months ended March 31, 2012 increased by $556 from the sale of advertising on the Viggle app. There was no operating revenue for the nine months ended December 31, 2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the nine months ended March 31, 2012 increased by $3,197 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the nine months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the nine months ended March 31, 2012 by $66,147 (including $43,397 of stock based compensation charges), primarily due to personnel costs of $49,923 (including $41,187 of stock based compensation charges), Board of Directors fees of $2,535 (including $2,210 of stock based compensation), $2,678 of technical and operating costs to run the product, $4,126 of marketing expenses, $659 of professional fees, office rents of $643, depreciation and amortization expense of $1,329, travel and entertainment costs of $1,464, and charges related to TIPPT of $2,750.  Selling, general and administrative expenses for the nine months ended March 31, 2011 were $8,458.

Interest Income, Net

We had net interest income of $130 in the nine months ended March 31, 2012 versus $24 in the nine months ended March 31, 2011.

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

Liquidity and Capital Resources

At March 31, 2012 and 2011, we had cash balances of $4,297 and $3,794, respectively.

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

The Company’s capital requirements to fund its business plan are variable based on a few key factors: the number of members, the amount of points earned per member, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards combine to determine our rewards cost for the next 12 months.  Rewards costs are expected to be the largest cost to our business for the foreseeable future, and therefore, controlling these costs will have the greatest impact on our liquidity and capital resources.  We anticipate the ability to lower rewards cost through greater purchasing power garnered through higher volume purchases of gift cards and merchandise for our Rewards Catalog, but there is no guarantee we will lower our rewards costs in the next 12 months.  As we increase members of Viggle, we expect to generate revenue from the sale of digital media within our application and expect these sales to be a source of liquidity within the next 12 months.  However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever.  We have the ability to control rewards cost through the restriction of new member acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the application.  In respect to our operating costs, employee salaries, the amount of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating costs.  With the exception for leased office space, our operating costs are largely discretionary over the next 12 months and will be reflective of management’s view of the current opportunities for Viggle within the marketplace.  Even though we utilize significant computing resources to run our mobile platform, we do not invest in computer hardware but instead we lease our hardware, bandwidth, and co-location facilities and accordingly can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of business plan for the next twelve months.

On May 10, 2012, the Company completed the placement of 3,418,182 units (the “Private Placement Units”) to accredited and institutional investors at an aggregate purchase price of $9,400.  Each Private Placement Unit consists of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.75 per Private Placement Unit.  If the Company sells shares of its common stock for the purpose of raising capital at a price below $4.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold, the result of this re-pricing feature will result in liability accounting which will be marked to market.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development. The Company is obligated to file a registration statement for the common shares and the shares underlying the warrant which are the subject of the PIPE within 30 days of the effectiveness of the currently pending Form S-1 and to use commercially reasonable efforts thereafter to have the registration statement declared effective within 120 days.  An executive of the Company participated in the private placement and as a result the Company will record a stock based compensation charge of approximately $1,600 in the 4th quarter.

Cash Flow for the Nine Months Ended March 31, 2012 and 2011

Operating Activities

Cash used in operating activities of $20,319 for the nine months ended March 31, 2012 consisted of $8,893 primarily related to salaries and related employee benefits costs, $2,859 of rewards costs (primarily gift cards), $2,678 of technical and operating costs to run the product, $3,055 of marketing-related costs, $452 of outside legal fees, $643 of rent expense and $1,464 of travel and entertainment expenses.

Investing Activities

$12,452 was used in investing activities for the nine months ended March 31, 2012, which consisted of $2,629 for the purchase of property and equipment, $1,859 related to capitalized software costs and $7,964 related to the acquisitions of WatchPoints, TIPPT, and Loyalize.

Financing Activities

Cash provided by financing activities of $33,274 for the nine months ended March 31, 2012 reflects the cash from the placement of common stock and warrants on August 25, 2011 in the amount of $33,413.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. The terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is obligated to also fund as a purchase price adjustment for the difference, if any, in the amount by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 275,038 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company’s election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

We are subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of our outstanding legal matter cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on our results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon our financial condition and results of operations.

Application of Critical Accounting Policies

During the three months ended March 31, 2012, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

PIPE Transaction

As disclosed in Note 14, Subsequent Events, on May 10, 2012, the Company completed the placement of 3,418,182 units (the “Private Placement Units”) to accredited and institutional investors at an aggregate purchase price of $9,400,000.  Each Private Placement Unit consists of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $4.00 per warrant share, at a purchase price of $2.75 per Private Placement Unit.

The form of the Subscription and the Warrant pursuant to which the accredited and institutional investors subscribed for the Units are attached as Exhibits 10.1 and 10.2 and incorporated herein by reference.

TIPPT Media, Inc.

As disclosed in Note 14, Subsequent Events, on May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500,000, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retains a 15% ownership interest in TIPPT.  As part of the transaction, the Company’s obligation to provide advances to TIPPT under the $20,000.000 line of credit was terminated.  Instead TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agrees to pay the Company $1,201, which represents $701 that was outstanding under the line of credit on April 30, 2012 and an additional $500 that the Company has agreed to loan to TIPPT.  In addition, as part of the transaction, the Company terminated the stockholders agreement and entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with the TIPPT LLC to provide the Company with certain stockholder protections regarding the Company’s remaining interest in TIPPT.

The form of the Purchase Money Note, the Amended and Restated Promissory Note and the Stockholders Agreement, a copy of each of which is filed as Exhibit 10.3, 10.4, and 10.5, respectively, hereto.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of our outstanding legal matter cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on our results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon our financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation, now known as Loyalize, Inc. (“FN(x) I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement dated such date among the Company, FN(x) I and Trusted Opinion (the “Asset Purchase Agreement”) .  In consideration for its purchase of the Loyalize assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 275,038 shares of the Company’s common stock.  The shares were offered and sold as a private placement and exempt from registration under the Securities Act, pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  At the closing $1,500 of the cash consideration was disbursed to Trusted Opinion and $1,500,000 was placed in escrow with Trusted Opinion’s counsel, Wilson Sonsini Goodrich & Rosati, P.C., to be disbursed to Trusted Opinion upon delivery by Trusted Opinion of certain financial statements.  The 275,038 shares of Company common stock are to be delivered as follows:  65,254 shares delivered directly to Trusted Opinion within three business days of delivery of the financial statements of the required business and 209,784 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 275,038 shares of the Company’s common stock as of the date of closing at $1,719 based on the $6.25 closing price of the Company’s common stock on the date of acquisition.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment for the difference, by which $1,839 exceeds the calculated value (based on the average closing price of its common stock during the 20 days prior to December 31, 2012) of the 275,038 shares of the Company’s common stock on December 31, 2012, either in cash or in shares of the Company’s common stock, at the Company’s option.  Such additional consideration shall not be payable until claims which remain subject to determination and are secured by all the Escrowed Shares are no longer outstanding. The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

The foregoing description of the Asset Purchase Agreement is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 4, 2012 and incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

10.1	Form of Subscription Agreement

10.2	Form of Warrant

10.3	Purchase Money Note from TIPPT LLC

10.4	Amended and Restated Promissory Note from TIPPT LLC

10.5	Amended and Restated Stockholders Agreement between TIPPT LLC, Function(x) Inc., and TIPPT Media Inc.

31.1	Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Function(x) Inc.

May 15, 2012	By:	/s/ Janet Scardino
Janet Scardino
Chief Executive Officer

	By:	/s/ William B. Manning
William B. Manning
Principal Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit No.	Description

10.1	Form of Subscription Agreement

10.2	Form of Warrant

10.3	Purchase Money Note from TIPPT LLC

10.4	Amended and Restated Promissory Note from TIPPT LLC

10.5	Amended and Restated Stockholders Agreement between TIPPT LLC, Function(x) Inc., and TIPPT Media Inc.

31.1	Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Quarterly Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002