Form 10-K
period 2012-06-30
Viggle Inc.
filed 2012-10-15
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File No. 001-33902

Viggle Inc.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☐ No  ☐ NOTE:  We became subject to these reporting requirements on July 24, 2012, and the Company has filed all reports required to be filed under Section 13 or Section 15(d) since such date.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2011, based on the closing price of such stock on the Pink Sheets on such date, was $256,694,000.

As of October 15, 2012, there were 76,470,041 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Viggle Inc.
Annual Report on Form 10-K
June 30, 2012

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

Our Business

General

Our business is built on a simple concept:  Watch TV. Earn Rewards.  Viggle provides an interactive platform to create more engagement with TV content and more targeted advertising through a loyalty program that rewards our users for watching television. We seek to enhance the consumer TV experience by helping consumers find what shows to watch, making the shows they watch more fun, interesting, and exciting, and rewarding consumers for being loyal to the shows they do watch.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the application. We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to source rewards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase gift cards from vendors.

Overview of our Business

Our Loyalty Platform

Consumers can access the platform through a free application, or app, that works on multiple types of mobile phones and tablets and is distributed through the Apple App store or the Google Play store.  The consumer downloads the app and creates an account.  Viggle allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, chat with friends, or find out more information about the show while they watch TV.

The user experience is simple.  While watching TV, a user taps the "check in" button which activates the device's microphone.  Viggle collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from approximately 185 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in. Users can redeem the points within the app's rewards catalogue for items that have a monetary value such as movie tickets, music and gift cards or for charitable donations.  Once a customer has "checked-in" to a show, the application provides a set of optional games, tools, and information to enhance the TV experience.

Viggle points can be earned through a variety of activities.  In addition to television show check-in points, users can earn additional points by engaging with brand or network sponsored games, videos, polls or quizzes related to the show that they are watching. There are sweepstakes opportunities and instant win games for higher value prizes or unique experiences in addition to rewards. Our product is limited to participants who are 13 years of age or older.

Since our launch on January 25, 2012, and through June 30, 2012, 921,262 users have registered for our app, of which we have deactivated 34,339 for a total of 886,923 registered users.  Of those, we have accumulated 701,689 registered active users as of June 30, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months ended June 30, 2012, we have accumulated an average of 290,904 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month.  As of June 30, 2012, our members have checked-in to 52,079,652 TV programs, spent an average of 88 minutes of active time within the Viggle app per session, completed an average of 26.0 engagements per day. Such number is derived by dividing the average number of engagements each day by the total number of active users each day. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 822,362 rewards.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.  While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Our Technology

The first version of the application was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012. It has been updated periodically.  The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  On June 27, 2012, we released a version of the application for use on Android smartphones and tablets.  Although we have launched the app to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the application with a goal of improving overall performance and usability.

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

The back-end technology for the application has been designed to accommodate the significant numbers of simultaneous check-ins required to support primetime television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

The technology supporting our unique feature of digital fingerprinting and our matching technology is subject to a currently unissued but pending patent.

Revenue

The application became available to the public on January 25, 2012.  We have begun to generate revenues. Advertising is sold direct to brand marketers and television networks or through advertising agencies by our dedicated sales team.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18-49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our application into their client proposals.  We have and plan to generate revenue from standard mobile media advertising sales and affiliate programs: (i) when our users click and view advertisements in our application, (ii) when our users complete an engagement (defined as a poll or quiz or game or slide show) appearing in our application that is created by an advertising agency or the Company's brand partners or by our team; and (iii) through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our application to other applications and/or websites.  With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Therefore, our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions (CPM) and/or per completed engagement.  The third-party ad server then serves the ads and/or engagements within the application during the course of using the Viggle app.  As impressions and engagements are delivered and completed, we bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

Initially, we anticipate revenues to be generated substantially in the United States.

Target Consumer

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

When a user signs up for and downloads our app, we collect the user's email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage the user to provide additional information such as their physical mailing address.  Knowing the user's birthday allows us to verify that the user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by the user in the application rewards catalog.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

Competition

The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Additionally, the “Social TV” category is nascent and has yet to attract the attention of the mainstream consumer and marketers.  Many of our competitors are larger, more established and well-funded and have a history of successful operations.  Although the Company launched its first version of the application on January 25, 2012, there can be no guarantee of how successful the product will be or how effectively the technology will perform.

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our application, if it performs as expected, will differ significantly because (a) we offer users real, as opposed to virtual, rewards such as movie tickets, music and gift cards, and (b) we drive our customers to engage and interact with TV shows for longer periods of time.  We offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that reward our users for being more loyal to their TV shows and find more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the application with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current or upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

Other companies in the “Social TV” market focus on the simple ability of a user to communicate their television viewing activity to others in the user's social media circles.  Instead of real rewards, these other companies offer their users virtual points, leader board status, digital badges or stickers. We believe that our target market will be motivated by the ability to earn real rewards on a frequent basis and to interact in real time via show-specific polls, quizzes, videos and games.

Our principal competitors can be grouped into the following categories:

●
Companies that do not offer audio sampling or matching technology. With these products, users have to manually enter information into the app about what they are watching or doing. Users are primarily incentivized with status and/or virtual goods, such as digital badges or stickers.  Companies in this category include: Get Glue, Miso, Kiip, Win-View, ScreenTribe, TV Guide, Yap.TV, Nielsen's RewardTV.com and CrowdTwist.  Except for ScreenTribe and Nielsen's RewardTV.com, none of these companies provide real rewards.

●
Companies that deliver many of the same social sharing features as those listed above and also utilize audio sampling and matching so users can identify and share what they are doing automatically.  Companies in this category include: Shazam, Zeebox, ConnecTV, IntoNow, and WinView. None of these companies provide a continuous real rewards program.  Their offers are made on a limited one-off basis.

●
Companies that offer non-branded or white label features and functionality as components of a third party brand's products. Companies in this category include: Ex-Machina, Civolution, Wio, Media-Sync, BunchBall, Zeitera, Audible Magic, I.TV, digit, Umami, tvtak,  and GraceNote. None of these companies offer a cohesive product with the breadth and focus of our application, nor do they directly offer real rewards.

Since we have only recently launched our application, we have limited experience in its actual performance and there is no assurance it will perform as we expect or that users will prefer our application over the applications of our competitors.

The Company’s Formation and Former Line of Business

Viggle Inc. was incorporated in Delaware in July 1994, and was formerly known as Function(x) Inc., Function (X) Inc., and Gateway Industries, Inc.  We had no operating business or full-time employees from December 1996 to March 2000, when we acquired all of the outstanding common stock of Oaktree.  Through Oaktree, we provided cost effective marketing solutions to organizations needing sophisticated information management tools.  All of the following amounts, other than share information, set forth in this section appear in thousands.

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

The Recapitalization

As previously disclosed, on February 7, 2011, Viggle Inc. (formerly Function(x) Inc., Function (X) Inc., and Gateway Industries, Inc., the “Company”) entered into the Agreement and Plan of Recapitalization (the “Recapitalization Agreement”, a copy of which is listed as and incorporated by reference herewith as Exhibit 10.1) by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company (“EMH Howard”).

On February 16, 2011, the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock (the “ 1 for 10 Reverse Split”).  Under the terms of the 1 for 10 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-tenth of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.
On June 7, 2012, the Company effectuated a 1 for 2 reverse split (the “1 for 2 Reverse Split”). Under the terms of the 1 for 2 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-half of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.

All of the following amounts, other than share information, set forth in this section appear in the thousands.  All share amounts and per share prices in this document from this point forward reflect both the 1 for 10 split effectuated on February 16, 2011 and the 1 for 2 split effectuated on June 7, 2012 as described above.

Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 60,000,000 newly issued shares of common stock of the Company in a private placement transaction at a price of $0.06 per share, as a result of which Sillerman and the other investors acquired approximately 99% of the outstanding shares of common stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. Upon consummation, the proceeds of the private placement of $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement, which was 4.15% per annum) were received.

On February 16, 2011, immediately after the Recapitalization was consummated, the Company issued 6,616,299 shares of common stock to an institutional investor (for $10,000) at a price of approximately $1.52 per share, and 470,000 shares of common stock to an accredited investor ($500) at a price of approximately $1.06 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

On February 16, 2011, the Company issued a five year warrant for 50,000 shares with an exercise price of $1.60 per share to Berenson Investments LLC.  Berenson & Company, LLC, an affiliate of Berenson Investments LLC, was the financial advisor to Sillerman in connection with the Recapitalization.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 50,000 shares of the Company's common stock.

As part of the Recapitalization, the Company also issued 125,000 shares to J. Howard, Inc., an entity affiliated with Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt of $171 owed to J. Howard, Inc. The fair market value of the shares at issuance was $0.06 per share.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and changed its name to Viggle Inc. on May 29, 2012.  It now conducts its business under the name Viggle Inc., with the ticker symbol VGGL.  The Company has five wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc. and Viggle Media Inc., each a Delaware corporation.

Acquisitions

WatchPoints Acquisition (amounts in thousands except share and per share data)

On September 29, 2011 in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.'s Watchpoints business. The consideration for such transaction consisted of $2,500 in cash and 100,000 shares of the Company's common stock with a fair value of $16.00 per share on the date of the transaction. The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology. The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name. The value allocated to the intellectual property is being amortized over the expected useful life of the Company's software product. The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder's fee, which was recorded to selling, general and administrative expenses in the year ended June 30, 2012, and appointed him as a full-time Senior Vice President of the Company.

Loyalize Acquisition (amounts in thousands except share and per share data)

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation,  now known as Loyalize Inc (“FN(x)I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement executed by the Company and FN(x) I on such date (the “Asset Purchase Agreement”) .  In consideration for its purchase of the such assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 137,519 of the Company's common shares as follows: 32,627 shares delivered directly to Seller within three business days of delivery of the financial statements and 104,892 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 137,519 common shares as of the date of closing at $1,719 based on the $12.50 per share closing price of its common stock on the date of closing.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of the Company's common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company's option.  Such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding.  The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

TIPPT Media Inc. (amounts in thousands except share and per share data)

The Company made an acquisition of  65% of TIPPT Media Inc., a Delaware corporation (“TIPPT”), in December 2011 and during the months following the acquisition determined that the TIPPT business did not fit into the Company's long term strategy.  Accordingly, in May 2012 the Company sold 50% of its 65% interest to TIPPT LLC.  Below is a summary of both of these transactions.

On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT, which will sell coupons and/or discount codes on behalf of third parties by engaging individuals with a public profile to promote products via internet-based social networking and microblogging websites and other similar internet-based methods of electronic communications.   In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company, and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 500,000 shares of the Company's common stock at an exercise price equal to 115% of the 20-day trading average of the Company's common stock if certain performance conditions were met within four months of the closing of the transaction.   The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.

In connection with the transaction, the Company entered into a five-year Line of Credit Agreement, pursuant to which the Company may provide advances to TIPPT to finance its working capital obligations, in an aggregate principal amount not to exceed $20,000, with an interest rate not to exceed 4% per annum.  The facility is secured by the remaining 35% of the common shares of TIPPT owned by TIPPT LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of the Company.  The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  In addition, the Company entered into a Stockholders Agreement with TIPPT LLC regarding, among other things, restrictions on the transfer of shares in TIPPT and the potential exchange under certain circumstances of all or a portion of the 35% interest in TIPPT held by TIPPT LLC into the Company's common stock .

The Company determined that immediately before the transaction , the activities of TIPPT did not constitute a business.  Therefore, the Company accounted for the TIPPT transaction as an asset acquisition in accordance with  ASC 350, Intangibles - Goodwill and Other Intangible Assets.

On May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retained a 15% ownership interest in TIPPT.  As part of the transaction, the Company's obligation to provide advances to TIPPT under the $20,000 line of credit was terminated.  Instead TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agreed to pay the Company $1,201, which represents $701 that was outstanding under the line of credit on April 30, 2012 and an additional $500 that the Company agreed to loan to TIPPT.  In addition, as part of the transaction, the Company terminated the stockholders agreement and entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with TIPPT LLC to provide the Company with certain stockholder protections regarding the Company's remaining interest in TIPPT.  The Company's representatives on the TIPPT board of directors, Mr. Sillerman, Ms. Scardino, and Mr. Nelson, resigned from the TIPPT board of directors.  The Company is entitled to a board observer on the TIPPT Media Inc. board.  The warrant to purchase 500,000 shares of the Company's common stock to TIPPT LLC was never issued.

As part of the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company has 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of such agreement.  The Company has taken an impairment charge for the full carrying value of such agreement.  Accordingly, the carrying value as of June 30, 2012 is zero.  Also, the Company has fully reserved the $500 Purchase Money Note and the $1,201 relating to the Amended and Restated Promissory Note described above.

Intellectual Property

As of June 30, 2012,  the Company has filed to protect its initial trademarks and has filed patents to protect its technology, which are currently pending.  We anticipate that there will be patent and other filings in the future.  We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2012, the Company had a total of 88 full-time employees.  Management considers its relations with its employees to be very good.

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

In addition, the Company makes available free of charge through its website, http://www.viggle.com, its Annual Reports on Form 10-K and quarterly reports on Form 10-Q (commencing March 30, 2011), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.	RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

Since we have a limited operating history and minimal revenues to date, we may be unable to achieve or maintain profitability.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have limited financial resources and minimal revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient debt or equity.   There is no assurance such debt and/or equity offerings will be successful or that we will remain in business or be able to implement our business plan if the offerings are not successful.

If we are unable to successfully develop and market our products or our products do not perform as expected, our business and financial condition will be adversely affected.

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

In addition, our technology is under continual development. While certain aspects of the product may currently be functioning on a basic level, we must perform more testing to ensure that the different components work together effectively and the audio sampling and matching technology being developed by us is accurate, performs well and integrates with metadata and points systems.  Although the product has been launched for use on Apple iOS and Android devices, there is no assurance that the product will generate sufficient income from brand and network advertisers, which could have a material adverse effect on our results of operations and financial condition.

Since there is substantial doubt as to the Company's ability to continue as a going concern, as noted in BDO's opinion for the fiscal year ended 6/30/2012,  it may be difficult for the Company to effectuate its business plan.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Our financial statements have been prepared on a going concern basis.  Unanticipated costs and expenses, or the inability to generate revenues, could require additional financing; which would be sought through equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, implementing its business plan, developing its property and/or meeting its obligations. This could result in the entire loss of any investment in shares of the Company's common stock. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the most recent Financial Statements included in this filing (for the fiscal year ended June 30, 2012).

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

As of October 15, 2012, approximately 55,512,455 shares of our common stock, not including currently exercisable warrants, are owned by Sillerman and current affiliates and insiders representing control of approximately 73% of the total voting power, with Sillerman, together with Robert F.X. Sillerman personally, directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives.  In particular, our success is highly dependent upon the efforts of our executive officers and our directors, particularly Robert F.X. Sillerman, our Executive Chairman, Chief Executive Officer, and a Director.  The loss of our executive officers and directors could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor's investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability, which may limit our ability to finance our business plan and adversely affect our business.

Robert F.X. Sillerman, our Executive Chairman and Chief Executive Officer and a director and other officers are receiving compensation and any other current or future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Sillerman or any other senior executive in the future will be determined from time to time by the board of directors or our Compensation Committee.  Such obligations may negatively affect our cash flow and our ability to finance our business plan, which could cause our business to fail.

Some of our officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Robert F.X. Sillerman, our Executive Chairman and director, and Mitchell Nelson, our Executive Vice President, General Counsel, Secretary and director, are each engaged in other business endeavors, including serving as executive officers of Circle Entertainment Inc. (“Circle”).  Additionally, Mr. Sillerman is also the Chairman of SFX Holding Corporation ("SFX"), a new company in the live entertainment business.  Under Mr. Sillerman's employment agreement with the Company, he is obligated to devote his working time to the Company's affairs, but may continue to perform his responsibilities as an executive officer of Circle, as well as devote time to other outside non-competitive businesses.  Mr. Sillerman has agreed to present to the Company any business opportunities related to or appropriate for the Company's business plan.  Pursuant to Mr. Nelson's employment agreement, he is obligated to devote such time and attention to the affairs of the Company as is necessary for him to perform his duties as Executive Vice President and General Counsel.  He is also entitled to perform similar functions for Circle pursuant to the shared services agreement described in the section of entitled “Certain Relationships and Related Transactions” below.  Although Circle, SFX, and the Company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought.  Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the board of directors, as set forth in the Company's Code of Business Conduct and Ethics.  The Company's Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.  For a description of the Company's Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” below.

Our business and growth may suffer if we are unable to attract and retain key officers or employees.

Our success depends on the expertise and continued service of our Executive Chairman and Chief Executive Officer, Robert F.X Sillerman, and certain other key executives and technical personnel. It may be difficult to find a sufficiently qualified individual to replace Mr. Sillerman or other key executives in the event of death, disability or resignation, resulting in our being unable to implement our business plan and the Company having no operations or revenues.

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

The digital and mobile technology business is highly fragmented and extremely competitive and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisers.  Viggle is an entertainment company that utilizes digital media and Smartphone technology.  If we are successful, larger and more established entertainment companies with significantly greater resources may try to enter the market with similar technologies, and may be in better competitive positions than we are.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as the following:

●	Applications promoting social TV experiences and discussions; and

●	White label providers of social media and media-specific applications.

In addition, new competitors may be able to launch new businesses at relatively low cost.  In addition, either existing or new competitors may develop new technologies, and our existing and potential advertisers may shift their advertising expenditures to these new technologies. Therefore, we cannot be sure that we will be able to successfully implement our business strategy in the face of such competition.

We may be unable to compete with larger or more established companies in two industries.

We face a large and growing number of competitors in the digital and mobile technology and entertainment industries.  If we successfully marry digital and mobile technology and entertainment, we will have competitors from both the digital and mobile and the entertainment industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. Further, our current and/or future competitors in the digital and mobile technology may develop or license technology that is similar to the Viggle app. We cannot be sure that we will be able to compete successfully with existing or new competitors.

If our products do not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

While we believe that a viable market exists for the products we are developing, there can be no assurance that such technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our products cannot be created as envisaged by our business strategy or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business plan requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully below in the section entitled “Our Business.”  In addition, as we grow our number of registered active users, our rewards costs will increase.  We will need to increase our revenue per registered active user in order to cover our rewards costs and to become profitable, and there is no guarantee that we will be able to do so. There is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business plan and operations.  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

If we fail to detect fraud, including click fraud, other invalid clicks on ads, or improper engagements, we could lose the confidence of our current and potential advertiser clients, which would cause our business to suffer.

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. When a user signs up for and downloads our app, we collect the user’s email, zip code and television provider. The email enables us to verify the user and reduces the chance of fraud. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no guarantee that our controls will be effective. As a result, estimates of our registered active users may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users who violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. To date, we have found limited inflated use in the range of one to two percent of engagements by our registered active users, and we have invalidated three to four percent of our registered active users for such suspicious activity. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

We may be unable to protect our intellectual property rights from third-party claims and litigation, which could be expensive, divert management's attention, and harm our business.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us.   Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position.  We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

The SEC opened a formal order of investigation relating to a matter regarding certain dealings in our securities by an unaffiliated third party. In addition, we have also received an informal request from the SEC for the voluntary production of documents and information concerning certain aspects of our business and technology. Although we have provided documents in response to the SEC's request, there is no assurance that the SEC will not take any action against us.

The SEC opened a formal order of investigation relating to a matter regarding certain dealings in our securities by an unaffiliated third party. We have also received an informal request from the staff of the SEC, dated June 11, 2012, for the voluntary production of documents and information concerning certain aspects of our business and technology. We provided documents in response to such request on July 2, 2012, and supplements, as requested, and we intend to cooperate with the SEC regarding this matter. However, there is no assurance that the SEC will not take any action against us. A determination by the SEC to take action against us could be costly and time consuming, could divert the efforts and attention of our directors, officers and employees from the operation of our business and could result in sanctions against us, any or all of which could have a material adverse effect on our business and operating results.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be 1 year if our common stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the Recapitalization, we were a shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●
At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

As a result, although we have filed “Form 10 Information” as of July 24, 2012, stockholders who receive our restricted securities will be able to sell them pursuant to Rule 144 without registration only as long as we continue to meet those requirements and are not a shell company. No assurance can be given that we will continue to meet these requirements or that we will not again be a shell company. Furthermore, any non-registered securities we sell in the future or issue for acquisitions or to consultants or employees in consideration for services rendered, or for any other purpose will have limited or no liquidity until and unless such securities are registered with the Commission and/or until a year after we have complied with the requirements of Rule 144. As a result, it may be harder for us to fund our operations, to acquire assets and to pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to implement our business plan and sustain our operations.  Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

Changes to federal, state or international laws or regulations applicable to our business could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to privacy, advertising generally, consumer protection, content regulation, intellectual property, defamation, child protection, advertising to and collecting information from children, taxation, employment classification and billing. These laws and regulations and the interpretation or application of these laws and regulations could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management's attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

 There are many federal, state and international laws that may affect our business including measures to regulate consumer privacy, the use of copyrighted material, the collection of certain data, network neutrality, patent protection, cyber security, child protection, subpoena and warrant processes, taxes and tax reporting (including issuing 1099’s to our users), gift cards, employee classification and others. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEMS 2.	PROPERTIES

The following table sets forth certain information with respect to the Company’s principal  locations as of June 30, 2011.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
902 Broadway 11th Floor New York, NY	Corporate Office	Headquarters	16,500 sq. ft.	Leased until April 2022
333 Bryant Street San Francisco, CA	Satellite Office	Technology	2,773 sq. ft.	Leased until April 2015
2058 Broadway Santa Monica, CA	Satellite Office	Sales/Technology	3,200 sq. ft.	Leased unitl March 2016

ITEM 3.	LEGAL PROCEEDINGS

On August 17, 2012, the Company was served with patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology.

Blue Spike has commenced suits against numerous companies involving the same patent family, including Peer Media Technologies, Inc., The Echo Nest Corporation, Free Stream Media Corp., iPharro Media GmbH, iPharro Media, Inc., Shazam Entertainment, Ltd., Texas Instruments Incorporated, BIO-Key International, Inc., TuneSat, LLC, Vercury Inc., and SoundHound.

The Company denies that it is infringing any valid, enforceable claims of the asserted patents and intends to vigorously defend itself against the lawsuit. The Company filed its answers on October 3, 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades in the over the counter market and is quoted on the OTC QB Electronic Quotation Service under the symbol “VGGL.”

The following table sets forth the high and low bid prices of our common stock during the calendar year ended December 31, 2010 and through the second calendar quarter ended June 30, 2012.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

2010 (1)	High	Low
First quarter	$0.70	$0.40
Second quarter	$0.70	$0.10
Third quarter	$0.20	$0.16
Fourth quarter	$0.60	$0.18
2011
First quarter(1)(2)	$56.00	$0.02
Second quarter	$25.00	$16.60
Third quarter	$21.40	$9.50
Fourth quarter	$18.00	$9.00
2012
First quarter	$17.80	$11.00
Second quarter	$5.45	$2.50

(1)
On February 16, 2011, the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock.  On June 7, 2012, the Company effectuated a 1 for 2 reverse split (the "1 for 2 Reverse Split") of its issued and outstanding common stock. The high and low bid prices before February 16, 2011 are listed to reflect both the 1 for 10 reverse split and the 1 for 2 reverse split on a retroactive basis.

(2)
For the period January 1, 2011 to February 15, 2011 (pre reverse splits), the high bid was $9.00 and the low bid was $0.02. For the period February 16, 2011 to June 6, 2012 (post 1 for 10 reverse split), the high bid was $56.00 and the low bid was $16.00.

As of October 12, 2012, there were 146 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	5,954,168	6.24	9,045,832
Equity compensation plans not approved by security holders (none)	—	—	—

(1) 2,886,668 includes restricted shares which are not currently vested, and there is no exercise price for these.

For a description of our Executive Equity Incentive Plan, see Note 10 to our audited Consolidated Financial Statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated balance sheet as of June 30, 2010 was derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the fiscal years ended June, 2012, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2012 and 2011 was derived from our audited consolidated financial statements included in this report. The registrant was inactive for the fiscal years ending June 30, 2009 and 2008: accordingly no financial data is included for those periods.  The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009 (1)	2008 (1)
	(in thousands except share and per share data)
Statement of Operations Data:
Revenues	$1,735	$—	$—	$—	$—
Cost of watchpoints and engagement points	(5,639)	—	—	—	—
Selling, general and administrative	(92,572)	(19,970)	(9)	—	—
Loss from operations	(96,476)	(19,970)	(9)	—	—
Other income (expense)	(35)	62	—	—	—
Net Loss	$(96,511)	$(19,908)	$(9)	$—	$—

Net loss per common share - basic and diluted	$(1.31)	$(0.40)	$(0.04)	$—	$—

Weighted average common shares outstanding - basic and diluted	73,801,034	50,354,024	209,600	—	—

Balance Sheet Data:
Total assets	$20,950	$6,471	$—
Long-term liabilities	1,310	1,233	—
Total stockholders' equity	2,687	4,084	(78)

(1) Registrant was inactive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Viggle Inc. was incorporated in Delaware in July 1994, and was formerly known as Function (x) Inc, Function (X) Inc. and Gateway Industries, Inc.

In February 2011, the Company completed a Recapitalization with Sillerman and EMH Howard.  The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization, changed its name to Function(x) Inc. on June 22, 2011. On May 29, 2012, the Company changed its name to Viggle Inc.  We have five wholly owned subsidiaries, Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Function(x) Inc. and Viggle Media Inc.  Upon completion of the Recapitalization, the Company changed course after being inactive from October 2010.  The Recapitalization and the resulting change in management were the initial steps in the Company developing a new operating business. Its new direction is intended to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

Our business is built on a simple concept:  Watch TV. Earn Rewards.  Viggle provides an interactive platform to create more engagement with TV content and more targeted advertising through a loyalty program that rewards our users for watching television. We seek to enhance the consumer TV experience by helping consumers find what shows to watch, making the shows they watch more fun, interesting, and exciting, and rewarding consumers for being loyal to the shows they do watch.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the application. We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to source rewards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase gift cards from vendors.

The Company's loyalty program is delivered to consumers in the form of a free application, or app, that works on multiple device types, including mobile phones and tablets.  The user experience is simple.  The consumer downloads the app, creates an account and while watching TV, taps the check in button.  Using the device's microphone, the application collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from approximately 185 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in. Users can redeem the points within the app's rewards catalogue for items that have a monetary value such as movie tickets, music, gift cards and charitable contributions.

In addition to television show check-in points, users can earn additional points by engaging with brand or network sponsored games, videos, polls or quizzes related to the show that they are watching and by inviting friends or sharing their activities via social media. There are sweepstakes opportunities and instant win games for higher value prizes or unique experiences in addition to rewards. Our product will is limited to participants who are 13 years of age or older.

Our loyalty program is designed to give users rewards for checking-in to television shows and for performing other engagements within the Viggle app.  For example, when a user checks-in to a television program, that user will receive approximately 60 points for each hour checked in.  In addition, users may earn additional points for checking into certain specified shows or performing certain engagements within the app, such as participating in a poll or quiz or viewing an advertisement.  For example, if a user checks into a show for which we are rewarding extra points, the user may receive 250 extra points so long as the user remains checked in for at least ten minutes, or alternatively, the user may receive, for example, 2 points per minute watched, instead of the usual one point per minute watched.  This would also apply to participating in a poll or interactive game or other engagement to which extra points have been allocated, such as our Viggle Live Super Bowl or Oscar experience. The number of points that a user may earn in a day may be capped.  For example, we currently cap the number of points a user earns at 6,000 per day.  We may change from time to time the number of points that a user may earn for checking into shows and for engaging in certain actions on our app, and the daily cap on points.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 Starbucks gift card can be earned for 12,500 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 375,000 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.  From time to time we may change the rewards offered and the number of points required to earn any given reward.  For the 822,362 reward redemptions through June 30, 2012, the average number of points used per redemption has been approximately 10,356 points and the average value of a reward for such a redemption was $6.59.

The loyalty program for which the rewards are the incentive is designed to constantly attract new users and to increase the number of active users in a manner that can be marketed to advertisers.  The success of the marketing will depend on being able to show the number of active users in the program. We further anticipate that the number of active users will depend on the availability of rewards and the ability of users to accumulate points and redeem their points for rewards.

We have completed a first version of the application, which has been approved by Apple.  We launched the app to the public in the Apple iTunes App Store on January 25, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  We have been successfully testing the app with employees of the Company as well as friends and family of our employees for several months, and although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform.  We will continuously test and update the application with a goal of improving overall performance and usability. We have also recently launched a platform developer kit to allow third party developers to create functionality accessible from within the Viggle app.

The first version of the application was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012. It has been updated periodically.  The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  On June 27, 2012, we released a version of the application for use on Android smartphones and tablets.  Although we have launched the app to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the application with a goal of improving overall performance and usability.

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

Since our launch on January 25, 2012, and through June 30, 2012, 921,262 users have registered for our app, of which we have deactivated 34,339 for a total of 886,923 registered users.  Of those, we have accumulated 701,689 registered active users as of June 30, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months ended June 30, 2012, we have accumulated an average of 290,904 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month. As of June 30, 2012, our members have checked-in to 52,079,652 TV programs, spent an average of 88 minutes of active time within the Viggle app per session, and completed an average of 26.0 engagements per day. Such number is derived by dividing the average number of engagements each day by the total number of active users each day. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 822,362 rewards.

The back-end technology for the application has been designed to accommodate the significant numbers of simultaneous check-ins required to support primetime television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

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

When a user signs up for and downloads our app, we collect the user's email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage the user to provide additional information such as their birthday and physical mailing address.  The user's birthday information helps us verify that a user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by the user in the application rewards catalogue.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

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

The acquisition on September 29, 2011 of the Watchpoints assets owned by Mobile Messaging Solutions, Inc (see Note 4 in Notes to Consolidated Financial Statements for a more complete description of the transaction) included patent applications regarding their own audio fingerprinting technology, the aggregation of users based on specific programming and opportunities for enhanced user content engagement experiences.  The patent applications that we acquired relate only to pending, unissued patents.  Each of these patents complements the Company's intended business for the initial product.

The acquisition of the Loyalize business (see Note 4 in Notes to Consolidated Financial Statements for a more complete description of the transaction) allows the Company to accelerate the integration of add-on features to its core application through use of the acquired software and the employment by the Company of a team of 13 employees, including software engineers, who had been involved in the development of the Loyalize technology.

On December 23, 2011, the Company purchased a 65% ownership interest in TIPPT as a second line of business that would bring additional revenues to the Company.  The Company believed that the TIPPT concept of having celebrities endorse products via social media could generate excellent revenues through TIPPT's agreement with 100 Mile Group, LLC, which had good relationships with celebrities.  The Company believed that this was an opportune time to launch this type of business given the broad expansion of social media and a quick ramp-up of signing celebrities with significant numbers of social media followers would be possible.  Five months into the investment, the Company concluded that it was taking much longer for TIPPT to sign up such celebrities and that there would be delays in TIPPT executing its proposed business concept.  Therefore, the Company decided to modify its investment in TIPPT.  The Company negotiated an arrangement to permit TIPPT to continue to develop its business while the Company would reduce its investment and terminate the $20 million line of credit, thereby limiting its losses and allowing the use of its capital for Viggle purposes.

On May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500 (payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016), retained a 15% ownership interest in TIPPT, and terminated the Company's obligation to provide advances to TIPPT under the $20,000 line of credit.  The outstanding balance of the line of credit, which was $701, and a new advance of $500 made in connection with the transaction were evidenced by a $1,201 promissory note.  TIPPT is a startup company and as such does not have the current financial resources to repay the promissory notes.  However, if the TIPPT management team is successful in executing its business plan, the promissory notes may be repaid and the Company may realize a return of (and on) its investment.  The Company negotiated this arrangement on an arm's length basis and believes it is an appropriate resolution of the matter (see Note 4 in Notes to Consolidated Financial Statements for a more complete description of the transaction).

Going Concern

Our Consolidated Financial Statements, and the auditor's report on the financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful.

Operations

The back-end technology for the application has been designed to accommodate the significant numbers of simultaneous check-ins required to support primetime television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.  The following are the primary components of our technical operations:

Audio fingerprinting and matching technology
Using proprietary technology, audio from approximately 185 English and Spanish television channels within the United States is sampled in real-time and converted into digital fingerprints that can be used to uniquely identify each individual television program.   These fingerprints are then stored in a reference database in leased cloud infrastructure.

When a user attempts to check into a television program from the user's smartphone or tablet, the Viggle application uses the same proprietary technology to collect an audio sample of what that user is watching and converts that sample into a digital fingerprint which can be matched against the reference database to identify the program the user is watching

Points ledger
The points ledger is proprietary software used to track user accrual of rewards points.   Whenever a user earns points for activities within Viggle, a transaction is written to the ledger to provide details on how many points were added to the user's account, the activity for which the points were awarded, the timestamp of the transaction, and other pertinent information required to provide effective controls and auditability.   Likewise, when a user redeems for a reward, a transaction is written to the ledger to provide appropriate details on the redemption.   The ledger is hosted on leased hardware in a co-location facility in the United States.

Event processor
The event processor is proprietary software which continually monitors user activity within Viggle and identifies when a user should be awarded points for a completed action e.g., watching a TV program or engaging with an advertisement.   The event processor then triggers a ledger transaction to add points to a user account.   The event processor is hosted on leased hardware in a co-location facility in the United States.

Rewards management platform
Viggle's rewards management platform is proprietary software used to securely manage rewards inventory and redemptions.   Rewards inventory, primarily digital redemption codes, is loaded into the rewards management platform and can then be priced and made available for redemption by Viggle users via the Viggle mobile application.   When a user redeems a reward, the points price of that reward is removed from the user's account via a ledger transaction, the rewards code is sent to the user, and inventory of that reward is reduced to reflect the transaction.   The rewards management platform is hosted on leased hardware in a co-location facility in the United States.

Ad serving technology
Viggle uses 3rd party ad serving technology to manage advertising campaigns, serve ads to users within the Viggle application, and report on the delivery of these advertisements.   Viggle has also created proprietary software, hosted on leased hardware in our co-location facility, which integrates with the 3rd party technology to define a number of Viggle points available to a user for completing an ad view and subsequently interfacing with the event processor to assign these points upon each completed ad view.

Other administrative tools
Viggle has also created a set of other proprietary tools used to manage the user experience within Viggle (e.g., editorial tools for promoting individual television programs to users), support customer service inquiries, and enable other administrative activities.   These tools are hosted on leased hardware in a co-location facility in the United States.

The technology supporting our unique feature of digital fingerprinting and our matching technology is subject to a currently unissued but pending patent.

Like many applications, the Company's initial product integrates into users' existing social media networks, making it possible for users to share their activity with friends, family and followers. The social media experience within the Company's product is important, and will be complementary to the core value proposition of generating revenue through advertising sales.

Revenue

The application became available to the public on January 25, 2012.  We have begun to generate revenues. Advertising is sold primarily direct to brand marketers and television networks by our dedicated sales team.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18-49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our application into their client proposals.  We have and plan to generate revenue from standard mobile media advertising sales and affiliate programs: (i) when our users click and view advertisements in our application, (ii) when our users complete an engagement (defined as a poll or quiz or game or slide show) appearing in our application that is created by an advertising agency or the Company's brand partners or by our team; and or (iii) through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our application to other applications and/or websites.  With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Therefore, our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions (CPM) and/or per completed engagement (CPE).  The third-party ad server then serves the ads and/or engagements within the application during the course of using the Viggle app.  As impressions and engagements are delivered and completed, we will bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

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

Initially, we anticipate revenues to be generated substantially in the United States.

Watchpoints and Engagement Points

The Company issues points to its users as an incentive to utilize the Viggle app and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned but not redeemed are classified as a liability.

Users earn points for various activities and the Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its statement of operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

Results of Operations

Results for the Years Ended June 30, 2012 and 2011 (amounts in thousands)

	Year Ended June 30, 2012	Year Ended June 30, 2011	Variance
Revenues	$1,735	$—	$1,735
Cost of watchpoints and engagement points	(5,639)	—	5,639
Selling, general and administrative expenses	(92,572)	(19,970)	72,602
Operating loss	(96,476)	(19,970)	(76,506)
Other income:
Other expense, net	(188)	—	(188)
Interest income, net	153	62	91
Total other income (expense)	(35)	62	(97)
Net Loss	$(96,511)	$(19,908)	$(76,603)

Consolidated Operating Results for the Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011 (amounts in thousands)

Operating revenue for the year ended June 30, 2012 was $1,735 versus $0 for the year ended June 30, 2011. Cost of watchpoints and engagement points for the year ended June 30, 2012 was $(5,639) and $0 for the year ended June 30, 2011. Selling, general and administrative expenses were $(92,572) for the Year ended June 30, 2012 as against $(19,970) for the year ended June 30, 2011.

Revenues

Operating revenue in the year ended June 30, 2012 increased by $1,735 primarily from the sale of advertising on the Viggle app. There was no operating revenue for the year ended June 30, 2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the year ended June 30, 2012 increased by $5,639 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the year ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the year ended June 30, 2012 by $72,602 (including $44,681 of stock based compensation charges), primarily due to increases in personnel costs of $53,801 (including $42,127 of stock based compensation charges), Board of Directors fees of $2,860 (including $2,554 of stock based compensation), $2,819 of technical and operating costs to run the product, $4,462 of marketing expenses, $1,267 of professional fees, $744 office rents, $2,260 depreciation and amortization expense, $572 travel and entertainment,  $3,511 of costs of charges related to TIPPT and $328 of state and local taxes.

Other Expense, Net

Other expense includes the costs related to the valuation of the Loyalize guarantee of $843 offset by a $655 gain related to the valuation of the warrants payable.

Interest Income, Net

We had net interest income of $153  in the year ended June 30, 2012 versus $62 in the year ended June 30, 2011.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At June 30, 2012 and 2011, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Results for the Year Ended June 30, 2011 and 2010  (amounts in thousands)

	Year Ended June 30, 2011	Year Ended June 30, 2010	Variance
Revenues	$—	$—	$—
General and Administrative Expenses	(19,970)	(9)	19,961
Operating Loss	(19,970)	(9)	(19,961)
Other Income
Interest income, net	62	—	62
Total Other Income	62	—	62
Net Loss	$(19,908)	$(9)	$(19,899)

Revenues

There were no revenues in the prior year.  The Company did not generate revenue since changing its line of business in 2011.

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

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At June 30, 2012 and 2011, we had cash balances of $2,963 and $3,794, respectively.

From 2007 until the Recapitalization, J. Howard, Inc., an affiliate of Jack L. Howard, a director and officer of the Company prior to the Recapitalization, advanced funds to the Company to support our daily operations.

Pursuant to the Recapitalization, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 60,000,000 newly issued shares of common stock of the Company in a private placement transaction, in which we raised $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at 4.15% per annum).

As a result of the private placements to Adage and KPLB, both selling stockholders in the Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2011, we raised $10,500.  The S-1 went effective as of July 24, 2012.

On August 25, 2011, the Company completed the placement of 7,000,000 units (the “Units”), each Unit consisting of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $8.00 per warrant share, at a purchase price of $5.00 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The three-year warrants are callable by the Company after February 26, 2012 if a registration statement for the resale of the shares of common stock issuable upon exercise of the warrants has been declared effective for 30 days and the closing bid price of such shares equals at least $8.00 per share for a period of at least 20 consecutive trading days after effectiveness of such registration statement.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.

On May 10, 2012, the Company completed the placement of 1,709,091 units (the “Private Placement Units”) to accredited and institutional investors at an aggregate purchase price of $9,400.  Each Private Placement Unit consists of (i) one (1) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one (1) share of common stock of the Company with an exercise price of $8.00 per warrant share, at a purchase price of $5.50 per Private Placement Unit.  If the Company sells shares of its common stock for the purpose of raising capital at a price below $8.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.

The Company filed an S-1 registration statement on July 31, 2012 for the common shares and the shares underlying the warrants which are the subject of the PIPE and is required to use commercially reasonable efforts thereafter to have the registration statement declared effective within 120 days.

Line of Credit

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, advanced $2,500 to the Company.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

The foregoing description of the line of credit is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Line of Credit Grid Promissory Note, a copy of which is filed as Exhibit 10.24 hereto.

The Company's capital requirements to fund its business plan are variable based on a few key factors: the number of members, the amount of points earned per member, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards.  These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest cost to our business for the foreseeable future, and therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through greater purchasing power garnered through higher volume purchases of gift cards and merchandise for our Rewards Catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase members of the Viggle app, we expect to generate revenue from the sale of digital media within our application and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new member acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the application. In respect to our operating costs, employee salaries, the amount of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating  expenses. With the exception for leased office space, our operating costs are expected to increase as we add members in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, and to market the Viggle app over the next 12 months.  The overall level of expenses will be reflective of management's view of the current opportunities for the Viggle app within the marketplace.  Even though we utilize significant computing resources to run our mobile platform, we do not invest in computer hardware but instead we lease our hardware, bandwidth, and co-location facilities and accordingly can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of business plan for the next twelve months.

The Company's 12-Month Plan for its Business (amounts in thousands)

The Company has projected the plan for its business for the next 12 months (September 1, 2012-August 30, 2013), which is subject to change resulting from both internal and external circumstances.   The 12-month plan of the Company has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties.  Our 12-month plan represents our estimates and assumptions only as of the date of this prospectus, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this prospectus. The Company does not warrant or guarantee the foregoing.

The Company's current plan will require additional capital of approximately $22,000 over the next 12-month period.  We expect the $22,000 (in excess of cash currently held by the Company) will be required to cover the fixed expenses and capital needs of the Company, including employee payroll, server capacity, research and development, office space and capital expenditures.  We have not included our marketing costs as part of the $22,000 as such costs are expected to vary significantly in our attempt to increase our user base. In addition, we may need funding to cover rewards costs, although we anticipate generating sufficient revenue over the next 12 months to cover such costs.  However, because there is no guarantee that we will be able to do so, we may need to raise capital in addition to the $22,000 to cover cash required to fund rewards.  We believe revenue will continue to improve over the next twelve months as we contract to sell more advertising within the application. Additionally, we believe that as our user base grows we may be able to increase purchasing power to help reduce cash required to fund rewards.  In addition, as our app becomes more popular we plan to increase the number of points needed to redeem certain rewards which in turn should reduce the cash required to fund rewards.  In June, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower costs rewards suggest that we should be able reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the application.  It may be challenging to grow revenue as Viggle faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within Viggle may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us a more attractive to advertisers, but will also increase our total rewards cost as new users earn points within Viggle.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem for a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

The actual amount of funds required may vary depending upon the number of users, the rewards offered, the marketing and related expenses, the development costs for the launch of the product, and the speed with which prospective users enroll in the Viggle app program.  In the event that the required cash is not funded from revenue, the Company will need to raise additional capital through either a debt or equity financing.  Alternatively, the Company would need to revise its business plan to reduce its spending rate and delay certain projects that are part of its business plan based on the amount of capital available until additional capital is raised.

Since our launch on January 25, 2012, and through September 30, 2012, 1,219,388 users have registered for our app, of which we have deactivated 75,609 for a total of 1,143,779 registered users.  Of those, we have accumulated 525,106 registered active users as of September 30, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months ended September 30, 2012, we have accumulated an average of 287,366 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month.  As of September 30, 2012, our members have checked-in to 93,058,804  TV programs, spent an average of 83 minutes of active time within the Viggle app per session, completed an average of 19.4 engagements per day. Such number is derived by dividing the average number of engagements each day by the total number of active users each day. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 1,108,867 rewards.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.  While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Cash Flows for the Year Ended June 30, 2012 (amounts in thousands)

Operating Activities

Cash used in operating activities of $32,580 for the year ended June 30, 2012 consisted of $13,227 primarily related to salaries and related employee benefits costs, $5,132 for cost rewards (primarily gift cards), $3,103 of technical and operating costs to run the product, $5,467 of marketing-related costs, $5,448 of outside labor and professional fees, $814 of rent expense and $1,767 of travel and entertainment expenses.

Investing Activities

$13,517 was used in investing activities for the year ended June 30, 2012, which consisted of $3,033 used for the purchase of property and equipment, $2,430 used for capitalized software costs, $8,055 used for the acquisitions of WatchPoints, TIPPT, and Loyalize.

Financing Activities

Cash provided by financing activities of $45,266 for the year ended June 30, 2012 reflects the proceeds from the August 25 and May 10  private placements of common stock and warrants of $42,813 and $2,500 of proceeds from the Grid Note, offset by $50 of cash used to repay the loan related to our interest in the corporate jet.

Cash Flows for Year Ended June 30, 2011

Operating Activities

Cash used in operating activities of $5,645 for the year ended June 30, 2011 consisted primarily of salaries and other expenses for operating the Company.

Investing Activities

Cash used in investing activities of $1,330 for the year ended June 30, 2011 primarily reflects $695 for the letter of credit lease deposit, $317 for capitalized software costs, and $235 for purchase of an interest in a G-IV jet (see Note 12 to the Consolidated Financial Statements), and investment in Company product.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2012 (amounts in thousands):
	Payments due by period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Operating lease obligations	$8,819	$2,216	$1,683	$1,403	$3,517
Grid note payable	2,500	2,500

Total	$11,319	$4,716	$1,683	$1,403	$3,517

On August 17, 2012, the Company was served with patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology.

Blue Spike has commenced suits against numerous companies involving the same patent family, including Peer Media Technologies, Inc., The Echo Nest Corporation, Free Stream Media Corp., iPharro Media GmbH, iPharro Media, Inc., Shazam Entertainment, Ltd., Texas Instruments Incorporated, BIO-Key International, Inc., TuneSat, LLC, Vercury Inc., and SoundHound.

The Company denies that it is infringing any valid, enforceable claims of the asserted patents and intends to vigorously defend itself against the lawsuit. The Company filed its answer on October 3, 2012.

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

Application of Critical Accounting Policies

During the year ended June 30, 2012, the Company commenced operations and accordingly implemented new accounting policies related to revenue recognition to the Company’s critical accounting policies and estimates as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2012.

The following accounting policies require significant management judgments and estimates:

Revenue Recognition

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

Impairment of Long-Lived Assets.

The Company applies the provisions of ASC 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Based on the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company has 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of  the  100 Mile Group Agreement.  The Company has taken an impairment charge for the full carrying value of this agreement.  Accordingly the carrying value of such agreement as of June 30, 2012 is zero.

There was no significant impairment to the Company's long lived assets as of June 30, 2011.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  When capitalized, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or appropriate usage basis over the estimated useful life of the software.   Computer software development  costs have been capitalized in the amounts of $2,430 and $317 as of June 30, 2012 and June 30, 2011, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes and Binomial Lattice Model option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised principally of restricted stock awards (RSUs), employee stock options and certain warrants purchased by an a named executive officer as part of the August 25, 2011 and May 10, 2012 private placement transactions.

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

Viggle Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Viggle Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Viggle Inc. (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viggle Inc. at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and at June 30, 2012 has deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY
October 15, 2012

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$2,963	$3,794
Accounts receivable	1,424	—
Prepaid expenses	1,000	46
Other receivables	1,290	29
Total current assets	6,677	3,869
Restricted cash	696	695
Interest in corporate jet, net	—	1,511
Capitalized software costs, net	4,506	317
Property & equipment, net	2,861	79
Intellectual property, net	3,217	—
Goodwill	2,953	—
Other assets	40	—
Total assets	$20,950	$6,471

Liabilities and stockholder's equity
Current liabilities:
Accounts payable and accrued expenses	$4,838	$1,105
Reward points payable	3,454	—
Common stock warrant liability	4,626	—
Guarantee liability	963	—
Deferred revenue	572	—
Current portion of loan payable	2,500	49
Total current liabilities	16,953	1,154
Loans payable, less current portion	—	891
Other long-term liabilities	1,310	342
Total liabilities	18,263	2,387

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 76,470,041 shares as of June 30, 2012 and 67,470,899 shares as of June 30, 2011	76	67
Additional paid-in-capital	135,019	39,779
Due from executive officer	(3,426)	(3,291)
Accumulated deficit	(128,982)	(32,471)
Total stockholders' equity	2,687	4,084
Total liabilities and stockholders' equity	$20,950	$6,471

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Revenues	$1,735	$—	$—
Cost of watchpoints and engagement points	(5,639)	—	—
Selling, general and administrative	(92,572)	(19,970)	(9)
Operating loss	(96,476)	(19,970)	(9)

Other income (expense):
Other expense, net	(188)	—	—
Interest income, net	153	62	—
Total other income	(35)	62
			—
Net loss	$(96,511)	$(19,908)	$(9)

Net loss per common share - basic and diluted	$(1.31)	$(0.40)	$(0.04)

Weighted average common shares outstanding - basic and diluted	73,801,034	50,354,024	209,600

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Due from Executive Officer	Accumulated Deficit	Total
Balance July 1, 2009	$2	$12,483	$—	$(12,554)	$(69)
Net loss				(9)	(9)
Balance July 1, 2010	2	12,483	—	(12,563)	(78)
Net loss	—	—	—	(19,908)	(19,908)
Private placement of common stock and warrants for cash	65	14,043	—	—	14,108
Notes receivable from stockholders	—	(128)	(3,291)	—	(3,419)
Warrants issued for services	—	2,529	—	—	2,529
Exercise of warrants	—	80	—	—	80
Restricted stock share based compensation	—	10,772	—	—	10,772
Balance June 30, 2011	67	39,779	(3,291)	(32,471)	4,084
Net loss	—	—	—	(96,511)	(96,511)
Private placements of common stock and warrants for cash	9	37,523	—	—	37,523
Compensation charge for fair value of common stock and warrants issued in connection with private placement	—	21,572	—	—	21,572
Interest income on notes receivable from shareholders	—	(5)	—	—	(5)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	5,916	—	—	5,916
Restricted stock based compensation	—	26,576	—	—	26,576
Stock issued for WatchPoints acquisition	—	1,600	—	—	1,600
Stock issued for Loyalize	—	1,719	—	—	1,719
Capital contribution related to corporate jet	—	336	—	—	336
Notes receivable from stockholders	—	3	—	—	3
Balance June 30, 2012	$76	$135,019	$(3,426)	$(128,982)	$2,687

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands, except per share data)

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Operating activities:
Net loss	$(96,511)	$(19,908)	(9)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	26,576	10,772	—
Warrants issued for services	—	2,529	—
Employee stock options - share based compensation	5,916	—	—
Common stock and warrants issued in connection with Private Placements - share based compensation	21,572	—	—
Loss on sale of interest in corporate jet	134	—	—
Depreciation and amortization	2,280	4	—
Impairment of TIPPT intangible asset	2,250	—	—
Increase in fair value of Loyalize guarantee	843	—	—
Interest income on notes receivable from shareholder and officer	(140)	—	—
Other	166	—	—

Changes in operating assets and liabilities:
Accounts receivable	(1,424)	—	—
Other receivables	(1,169)	(29)	—
Prepaid expenses	(954)	(46)	—
Other assets	(40)	—	—
Deferred revenue	86	—	—
Accounts payable and accrued expenses	3,733	1,027	9
Points liability	3,454	—	—
Other liabilities	648	6	—
Net cash used in operating activities	(32,580)	(5,645)	—

Investing activities:
Purchase of property and equipment	(3,033)	(83)	—
Increase in restricted cash	1	(695)	—
Investment in interest in corporate jet	—	(235)	—
WatchPoints acquisition	(2,620)	—	—
TIPPT acquisition	(2,250)	—	—
Loyalize acquisition	(3,185)	—	—
Capitalized software costs	(2,430)	(317)	—
Net cash used in investing activities	(13,517)	(1,330)	—
Proceed from sale of interest in corporate jet	1,056	—

Financing activities:
Issuance of common stock and warrants for cash	42,813	10,769	—
Payments on loan	(50)	—	—
Loan from executive officer	2,500	—	—
Payments on shareholder notes	3	—	—
Net cash provided by financing activities	45,266	10,769	—

Net increase (decrease) in cash	(831)	3,794	—
Cash at beginning of period	3,794	—	—
Cash at end of period	$2,963	$3,794	—

Supplemental cash flow information:
Cash paid during the year for interest	55	—	—
Non-cash financing activities:
Issuance of shares relating to payment of a portion of the debt due to J. Howard, Inc.	—	8	—
Corporate jet information:
Purchase of a 9.375% interest in a G-IV jet.	—	1,276	—
Stock issued for promissory notes	—	3,380	—
In connection with the Recapitalization, 112,666,667 shares of the Company’s common stock were paid for through the issuance of promissory notes by investors in the aggregate amount of $3,380.  As of June 30, 2012 and June 30, 2011 principal amount of such notes outstanding was $3,364 and $3,367 respectively.

Stock issued for WatchPoints acquisition	1,600	—	—
Stock issued for Loyalize acquisition	1,719	—	—
Capital contribution related to corporate jet	336	—	—
Loyalize guarantee	120	—	—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.  Basis of Presentation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc.

On February 16, 2011 the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock (the “ 1 for 10 Reverse Split”).  Under the terms of the 1 for 10 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-tenth of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share. On June 7, 2012, the Company effectuated a 1 for 2 reverse split (the “1 for 2 Reverse Split”). Under the terms of the 1 for 2 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-half of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.  All share and per share amounts have been restated to reflect both the 1 for 10 and the 1 for 2 reverse splits.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Viggle Inc., and our wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

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

The Recapitalization

On February 7, 2011, Viggle Inc. (formerly Function(x) Inc., Function (X) Inc., and Gateway Industries, Inc., the “Company”) entered into the Agreement and Plan of Recapitalization (the “Recapitalization Agreement"),  by and among the Company, Sillerman Investment Company LLC, a Delaware limited liability company (“Sillerman”), and EMH Howard LLC, a New York limited liability company (“EMH Howard”).

Pursuant to the Recapitalization Agreement, Sillerman, together with other investors approved by Sillerman, invested in the Company by acquiring 60,000,000 newly issued shares of common stock of the Company in a private placement transaction at a price of $0.06 per share, as a result of which Sillerman and the other investors acquired approximately 99% of the outstanding shares of common stock, with Sillerman (together with Robert F.X. Sillerman personally) directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. Upon consummation, the proceeds of the private placement of $3,600 ($220 in cash and $3,380 in five-year promissory notes with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement, which was 4.15% per annum) were received.

On February 16, 2011, immediately after the Recapitalization was consummated, the Company issued 6,616,299 shares of common stock to an institutional investor (for $10,000) at a price of approximately $1.52 per share, and 470,000 shares of common stock to an accredited investor (for $500) at a price of approximately $1.06 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

On February 16, 2011, the Company issued a five year warrant for 50,000 shares with an exercise price of $1.60 per share to Berenson Investments LLC.  Berenson & Company, LLC, an affiliate of Berenson Investments LLC, was the financial advisor to Sillerman in connection with the Recapitalization.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 50,000 shares of the Company's common stock.

As part of the Recapitalization, the Company issued 125,000 shares to J. Howard, Inc., an entity affiliated with Jack L. Howard, a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt of $171 owed to J. Howard, Inc. The fair market value of the shares at issuance was $0.06 per share.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and changed its name to Viggle Inc. on May 29, 2012. The Company has five wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc. and Viggle Media Inc., each a Delaware corporation.

The Company's New Line of Business

Our business is built on a simple concept: Watch TV. Earn Rewards.  The business, which operates under the name 'Viggle', is a loyalty program that rewards our users for watching television.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the application.  We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to purchase gift cards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase gift cards from vendors.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company's allowance for doubtful accounts will be based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts.  The Company will also consider any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.  Due to the limited number of accounts receivable and the historical pattern of collections the Company's allowance for doubtful accounts as of June 30, 2012 is $0.

Concentration of  Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with domestic financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of such institutions.

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the year ended June 30, 2012 were not significant.

Deferred Rent Payable

The Company is party to lease for office space for its corporate offices and as part of the agreement the landlord provided a rent abatement for the first 10 months of the lease.  The Company accounts for the rental expense on a straight line basis over the entire term of the lease and records a liability for the difference between payments and the expense recorded in selling general and administrative expense.

Revenue Recognition

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

Users earn points for various activities and the Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its statement of operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying valve of the Company's debt approximates fair value due to its short-term maturity.

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

Impairment of Goodwill and Certain Other Long-Lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment.  Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurence of certain events.  The annual goodwill impairment test is a two step process.  First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired.  If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, “Property, Plant, and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

The Company, through its acquisition of a 65% common stock interest in TIPPT, acquired identifiable intangible assets valued at $4,628. As part of the Company's review of the fair value of its intangible assets for the twelve months ended June 30, 2012, the Company has 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of such agreement.  The Company has taken an impairment charge for the full carrying value of such agreement.  Accordingly the carrying value as of June 30, 2012 is zero (see Note 4).

There was no significant impairment to the Company's long-lived assets as of June 30, 2011.

Internal Use Software

The Company recorded $2,350 of capitalized software as part of the Loyalize acquisition as of June 30, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and $327 of amortization expense has been recorded for the year ended June 30, 2012.  No amortization expense was recorded in 2011.

The Company records and capitalizes computer software and, appropriately, certain internal costs have been capitalized in the amounts of $2,747 and $317 as of June 30, 2012 and June 30, 2011, respectively, in accordance with ASC 350-40.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software. Once revenue producing activities commenced in the third quarter of 2012 the software was placed in service and $250 of amortization expense has been recorded for the year ended June 30, 2012.  No amortization expense was recorded in 2011.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the years ended June 30, 2012 and June 30, 2011 was $5,467 and $1,005, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised of both restricted stock awards (RSUs) and employee stock options.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 Intangibles - Goodwill and Other: Testing Goodwill for Impairment.  This ASU amends FASB Codification Topic 350 to provide an option for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not anticipate that the adoption of this standard will have a significant impact on the Company’s Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (FASB) released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”. This standard will be effective beginning in the first calendar quarter of 2012 and the Company is in the process of assessing the impact of this standard on the Company's Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard will not have an impact on the Company's Consolidated Financial Statements.

4.  Acquisitions

WatchPoints Acquisition

On September 29, 2011, in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.'s Watchpoints business. The consideration for such transaction consisted of $2,500 in cash and 100,000 shares of the Company's common stock with a fair value of $16.00 per share on the date of the transaction. The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology. The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name. The value allocated to the intellectual property is being amortized over the expected useful life of the Company's software product. The Company also paid Kai Buehler, the CEO of Watchpoints, a $300 finder's fee, which was recorded to selling, general and administrative expenses in the year ended June 30, 2012, and appointed him as a full-time Senior Vice President of the Company.

This acquisition was considered to be an asset acquisition and has been deemed to be a defensive acquisition and the fair value of the intellectual property acquired of $4,209 is being amortized over the estimated useful life of the Company's Viggle software of three years on a straight-line basis.  Amortization expense of the intellectual property for the years ended June 30, 2012 and June 30, 2011 was $1,052 and $0, respectively.

TIPPT Media Inc.

The Company made an acquisition of  65% of TIPPT Media Inc., a Delaware corporation (“TIPPT”), in December 2011 and during the months following the acquisition determined that the TIPPT business did not fit into the Company's long term strategy.  Accordingly, in May 2012 the Company sold 50% of its 65% interest to TIPPT LLC.  Below is a summary of both of these transactions.

On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT, which will sell coupons and/or discount codes on behalf of third parties by engaging individuals with a public profile to promote products via internet-based social networking and microblogging websites and other similar internet-based methods of electronic communications.   In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company, and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 500,000 shares of the Company's common stock at an exercise price equal to 115% of the 20-day trading average of the Company's common stock if certain performance conditions were met within four months of the closing of the transaction. The Company believed it was probable that the performance conditions would be met and thus the fair value of the warrants were recorded.  The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.

In connection with the transaction, the Company entered into a five-year Line of Credit Agreement, pursuant to which the Company may provide advances to TIPPT to finance its working capital obligations, in an aggregate principal amount not to exceed $20,000, with an interest rate not to exceed 4% per annum.  The facility is secured by the remaining 35% of the common shares of TIPPT owned by TIPPT LLC, subject to release under certain circumstances described in the loan agreement in the event the shares are converted into common shares of the Company.  The credit facility may be drawn for approved expenses in accordance with the budget approved at the time of the commitment, as updated quarterly.  In addition, the Company entered into a Stockholders Agreement with TIPPT LLC regarding, among other things, restrictions on the transfer of shares in TIPPT and the potential exchange under certain circumstances of all or a portion of the 35% interest in TIPPT held by TIPPT LLC into the Company's common stock .

The Company determined that immediately before the transaction , the activities of TIPPT did not constitute a business.  Therefore, the Company accounted for the TIPPT transaction as an asset acquisition in accordance with ASC 350, Goodwill and Other Intangible Assets.

The total estimated purchase price for the TIPPT assets is composed of the following:

Cash	$2,000
Forgiveness Promissory Note	250
Fair Value of Common Stock Warrant	2,378
Total Purchase Price	$4,628

The purchase price had been allocated to the assets acquired (identifiable intangible assets) as of the closing date of December 23, 2011 based on their estimated fair values.

The fair value of assets acquired of TIPPT  at the date of acquisition were as follows;

Assets acquired:

Intellectual Property Contracts	$4,628

As noted above, on May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retained a 15% ownership interest in TIPPT.  As part of the transaction, the Company's obligation to provide advances to TIPPT under the $20,000 line of credit was terminated.  Instead TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agreed to pay the Company $1,201, which represents $701 that was outstanding under the line of credit on April 30, 2012 and an additional $500 that the Company agreed to loan to TIPPT.  In addition, as part of the transaction, the Company terminated the stockholders agreement and entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with TIPPT LLC to provide the Company with certain stockholder protections regarding the Company's remaining interest in TIPPT.  The Company's representatives on the TIPPT board of directors, Mr. Sillerman, Ms. Scardino, and Mr. Nelson, resigned from the TIPPT board of directors.  The Company is entitled to a board observer on the TIPPT Media Inc. board.  The warrant to purchase 500,000 shares of the Company's common stock to TIPPT LLC was never issued.

As part of the Company's review of the fair value of its intangible assets for the twelve months ended June 30, 2012, the Company has 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of such agreement.  The Company has taken an impairment charge for the full carrying value of such agreement.  Accordingly, the carrying value as of June 30, 2012 is zero.  Also, based on the limited financial resources of TIPPT and TIPPT LLC, the Company has fully reserved the $500 Purchase Money Note and the $1,201 relating to the Amended and Restated Promissory Note described above.

The Company has included the operating results of TIPPT in its consolidated financial statements since the date of acquisition.  As of June 30, 2012, the Company has written down to zero the carrying value of all of the TIPPT assets and has taken a charge of $3,511 which is included in selling, general, and administrative expense.

Loyalize Acquisition

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation,  now known as Loyalize Inc (“FN(x)I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement executed by the Company and FN(x) I on such date (the “Asset Purchase Agreement”) .  In consideration for its purchase of the such assets, the Company agreed to pay Trusted Opinion $3,000 in cash and agreed to deliver 137,519 of the Company's common shares as follows:  32,627 shares delivered directly to Seller within three business days of delivery of the financial statements and 104,892 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, to be held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The Company valued the 137,519 common shares as of the date of closing at $1,719 based on the $12.50 per share closing price of its common stock on the date of closing.  In addition to certain minor purchase price adjustments to be made post-closing, the Company is obligated to also fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of the Company's common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company's option.  Such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding.  The additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.

The Company accounted for the purchase of Loyalize using the acquisition method, and accordingly the consideration paid has been allocated to the fair value of assets acquired and liabilities assumed.

The total purchase price is composed of the following:

Cash	$3,185
Fair Value of Common Stock	1,719
Fair Value of Common Stock Guarantee	120
Total Initial Purchase Price	$5,024

Details of the fair values of assets acquired and liabilities assumed from Trusted Opinion are as follows:

Assets acquired:

Other Receivable	$92
Equipment	33
Intellectual Property	80
Capitalized Software	2,350
Goodwill	2,953
5,508

The goodwill recorded in the transaction is deductible for tax purposes.

Less liabilities assumed:

Deferred Revenue	(484)

Net assets acquired	$5,024

As of June, 30, 2012, the fair value of the intangibles is $80 and the goodwill is $2,953.

The following table presents the unaudited pro forma results of the Company for the years ended June 30, 2012 and 2011 as if the Trusted Opinion acquisition occurred on July 1, 2010. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on July 1, 2010.

	Years ended June 30
	2012	2011
Revenue	$1,740	$102
Operating (Loss)	(98,186)	(22,812)
Loss Per Share (basic and diluted)	(1.34)	(0.45)

5.  Property and Equipment

Property and Equipment consists of the following:

	June 30, 2012	June 30, 2011

Leasehold Improvements	$1,839	$—
Furniture and Fixtures	441	9
Computer Equipment	785	60
Software	95	14
Total	3,160	83
Accumulated Depreciation and Amortization	(299)	(4)
Property and Equipment, net	$2,861	$79

Depreciation and amortization charges to selling, general and administrative expenses for the years ended June 30, 2012 and 2011 amounted to $616 and $4, respectively.

6.  Intellectual Property

		June 30, 2012			June 30, 2011
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,209	$(1,052)	$3,157	—	—	—
Intellectual Property	24 months	80	(20)	60

Total		$4,289	$(1,072)	$3,217	—	—

Amortization of intellectual property charges to selling, general and administrative expenses for the years ended June 30, 2012 amounted to $1,072.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2013	$1,443
2014	1,423
2015	351
2016	—
2017	—

7. Loans Payable

J. Howard, Inc. had been supporting the daily operations of the Company from 2007 until the Recapitalization.  As of December 31, 2010, the Company owed J. Howard, Inc. $82 as a result thereof, which amount was increased as of the completion of the Recapitalization on February 15, 2011 to $171.  As part of the Recapitalization, the Company issued 125,000 shares (at a fair market value of $0.06 per share) to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

The Company financed the purchase of a 6.25% fractional interest in a G-IV jet.  The financing of $940 provides for interest at the rate of 6% per annum, monthly payments of $9 and a balloon payment at maturity in 5 years of $661.  In June 2012 the Company agreed to sell the fractional interests back to Net Jets and repay the outstanding loan amount.   Accordingly, the amount of the loan is $0 at June 30, 2012.  The Company recorded a loss on the sale of approximately $134 and this amount is included in selling, general and administrative expenses for the year ended June 30, 2012.

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, advanced $2,500 to the Company.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

8. Commitments and Contingencies

Total rent expense for the Company under operating leases recorded for the years ended June 30, 2012 and 2011 was $814 and $65, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Years Ending June 30,
2013	$2,216
2014	839
2015	844
2016	737
2017	666
Thereafter	3,517
Total	$8,819

As of June 30, 2012, the Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under existing employment contracts are as follows:

(in thousands)
Year Ending June 30,
2013	$2,754
2014	2,588
2015	1,569
2016	939
Thereafter	—
Total	$7,850

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.  The guarantee was recorded at $120 at the time of the acquisition and subsequently has been marked to market to a fair value of $963 at June 30, 2012. The Company has recorded a charge of $843 which is reflected in other expense in the Consolidated Statement of Operations for the year ended June 30, 2012.  The Company has recorded a $963 liability for the guarantee in the Consolidated Balance Sheet as of June 30, 2012.

On August 17, 2012, the Company was served with a patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology.  Blue Spike has commenced suits against numerous other companies involving the same patent family.

The Company denies that it is infringing any valid, enforceable claims of the asserted patents and intends to vigorously defend itself against the lawsuit. The Company filed its answer on October 3, 2012.

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

9. Stockholders’ Equity

As of June 30, 2012 and 2011, there were 300,000,000 shares of authorized common stock and 76,470,041 and 67,470,899 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company's Board of Directors is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. We may issue shares of preferred stock in one or more series as may be determined by our Board of Directors, who may establish the designation and number of shares of any series, and may determine, alter or revoke the rights, preferences, privileges and restrictions pertaining to any wholly unissued series (but not below the number of shares of that series then outstanding).

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 15,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and June 30, 2012 the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2010	—
Granted	3,937,500	35.02
Vested	—	—
Forfeited and cancelled	—	—
Nonvested at June 30, 2011	3,937,500	35.02

Granted	497,500	12.00
Vested	—	—
Forfeited and cancelled	(1,548,332)	27.17
Nonvested at June 30, 2012	2,886,668	29.45

The total compensation was $26,576, $10,772  and $0 for the years ended June 30, 2012, 2011 and 2010 respectively.  As of June 30, 2012, 2011 and 2010, there was $112,995, $127,134 and $0 respectively in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company's stock option activity for year ended June 30, 2012:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at June 30, 2011	—	—	—	—
Granted	3,344,379	6.14		$1,885
Exercised	—
Forfeited and cancelled	(276,876)	5.00	9.14	193
Outstanding at June 30, 2012	3,067,503	6.24	9.16	$1,155
Exercisable at June 30, 2012	156,250	5.00	—	78

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period.  No shares were vested as of June 30, 2012.  The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the year ended June 30, 2012 (none were granted in 2011) was estimated based on the following weighted average assumptions:

	Year Ended June 30, 2012	Year Ended June 30, 2011

Expected volatility	63%	—
Risk-free interest rate	1.15%	—
Expected dividend yield	—	—
Expected life (in years)	6.25	—
Estimated fair value per option granted	$6.82	—

The total compensation expense of $5,916 and $0 was included in the accompanying Statement of Operations in selling, general and administrative expenses for the years ended June 30, 2012 and June 30, 2011, respectively.  No options actually vested during the periods and the grants provide for vesting annually in arrears over the next four years.  As of June 30 2012, there was approximately $14,958 of total unrecognized stock-based compensation cost which will be recognized over a four year period.

Warrants

In connection with the May 10, 2012 private placement offering  Robert F.X. Sillerman was issued  545,455 three-year warrants with an exercise price of $8.00 per warrant.  Each of the warrants is exercisable for one share of the Company's common stock.  If the Company sells shares of its common stock for the purpose of raising capital at a price below $8.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold.  The proceeds of the offering, less expenses, are to be used for general corporate purposes, including marketing and product development.

The fair value of the warrants has been determined utilizing  the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements.  The fair value of these warrants on the date of issue was $2,116 and was accounted for as an expense to selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.  Mr. Sillerman is an executive officer and his participation in the offering has been accounted for as stock based compensation in accordance with FASB ASC Topic 718, Share-Based Payments.  Due to the "down round" provision of these warrants, the warrants are recorded as liabilities and are being marked to market. The change in fair value from issuance totaled $295 and has been recorded to other expense on the Consolidated Statement of Operations for the year ended June 30, 2012.  The liability as of June 30, 2012 was $1,473.

In connection with the August 25, 2011 private placement offering, the following warrants were issued:

● Tejas Securities Group, Inc., as partial compensation for placement fees, was issued 270,000 five-year non-callable warrants with an exercise price of $5.00 per warrant, and 192,500 three-year warrants with an exercise price of $8.00 per warrant.  Each of the warrants is exercisable for one share of the Company's common stock.  The fair value of these warrants was $3,949 and was accounted for as a cost of raising equity.

● Robert F.X. Sillerman was issued 1,280,000 three-year warrants with an exercise price of $8.00 per warrant.  Each of the warrants is exercisable for one share of the Company's common stock. Mr. Sillerman is an executive officer and his participation in the offering has been accounted for as stock based compensation in accordance with FASB ASC Topic 718 , Share-Based Payments. The fair value of these warrants is $9,216, accounted for as an expense to selling, general and administrative expenses in the Consolidated Statement of Operations for the  year ended June 30, 2012.

On February 16, 2011, the Company issued a five year warrant for 50,000 shares with an exercise price of $1.60 per share to Berenson & Company, LLC, financial advisor to Sillerman in connection with the Recapitalization, which vested on issuance. The fair value of the Berenson Warrant was determined to be $2,529 using the Black-Scholes option pricing model considering the contractual life of 5 years; expected volatility of 60%; and risk-free interest rate of 2.37%.  This amount was charged to general and administrative expense at the date of issuance.  On May 9, 2011, Berenson Investments LLC exercised the warrant and paid $80 for 50,000 shares of our common stock.

11.  Income Taxes

For the years ended June 30, 2012 and 2011, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward.  At June 30, 2012 the Company has a Net Operating Loss carryforward of $28.7 million, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of June 30, 2012 and 2011.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended June 30,	2012	2011

Statutory U.S. federal tax rate	35%	35%
State and local income taxes - net of federal benefit	—%	—%
Valuation allowance	(35)%	(35)%

Effective tax rate	—%	—%

The components of deferred tax asset as of June 30, 2012, are as follows:

	Current	Noncurrent	Total deferred tax asset, net
Deferred tax assets:
Share based compensation	$—	$29,328	$29,328
Start-up expenditures	—	6,719	6,719
Other	—	1,600	1,600
Operating loss carryforward	—	13,048	13,048
Total deferred tax asset	—	50,695	50,695
Deferred tax liabilities:
Depreciation and amortization	—	(210)	(210)
Valuation allowance	—	(50,485)	(50,485)
Deferred tax asset, net	$—	$—	$—

The components of deferred tax asset as of June 30, 2011, are as follows:

	Current	Noncurrent	Total deferred tax asset, net
Deferred tax assets:
Share based compensation	$—	$4,887	$4,887
Start-up expenditures	—	2,159	2,159
Operating loss carryforward	—	751	751
Total deferred tax asset	—	7,797	7,797
Deferred tax liabilities:
Depreciation and amortization	—	(24)	(24)
Valuation allowance	—	(7,773)	(7,773)
Deferred tax asset, net	$—	$—	$—

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions.  The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception.  The Company is not presently subject to any income tax audit in any taxing jurisdiction.

12.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum.  Interest income recorded on these notes for the years ended June 30, 2012 and June 30, 2011 is $135 and $49, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the years ended June 30, 2012 and June 30, 2011, the Company billed Circle $322 and $107, respectively, Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2012 and June 30, 2011 was $53 and $25, respectively.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the years ended June 30, 2012 and June 30, 2011, the Company billed Mr. Sillerman $148 and $18, respectively.  The balance due from Mr. Sillerman as of June 30, 2012 and June 30, 2011 was $21 and $4, respectively.

Private Placements

Robert F.X. Sillerman purchased units for $3,000 in the May 10, 2012 private placement. As a result of Sillerman's participation in the placement, 545,455 units with a deemed fair value of $5,116.  The fair value warrants has been determined utilizing  the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements (see Note 13). This resulted in a non-cash compensation charge of $2,116 accounted for as expensed selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended June 30 2012.

Sillerman Investment Company, LLC purchased units for $11,376 in the August 25, 2011 private placement. As a result of Sillerman Investment Company, LLC's participation in the placement, 1,280,000 units were considered to have been acquired by Robert F.X. Sillerman with a deemed fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456 accounted for as expensed selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended June 30 2012.

Asset Contribution Agreement

At the closing of the Recapitalization, the Company on February 15, 2011, entered into an Asset Contribution Agreement with Sillerman Investment Corporation, a Delaware corporation (“SIC”), an affiliate of Robert F.X. Sillerman our Executive Chairman, whereby SIC assigned certain intellectual property assets used in its business to the Company in exchange for an agreement by the Company to reimburse SIC for expenses incurred in connection with the development of such intellectual property assets and its related business, whenever incurred, at or after the closing, in an aggregate amount not to exceed $2,000.  Pursuant thereto, $1,312 was reimbursed and charged to general and administrative expense in the fiscal year.  This total amount was expensed since the reimbursement related to business operating expenses and expenses related to the development of the Company’s product which were incurred during the preliminary stages of product development and are to be expensed under the guidance of ASC 350-40. Because such transaction was subject to certain rules regarding “affiliated” transactions, the Audit Committee and a majority of the independent members of the Board of Directors approved such reimbursement.

Debt Owed to J. Howard Inc.

As of the Recapitalization, the Company owed J. Howard Inc. the amount of  $171 in connection with supporting the daily operations of the Company since 2007.  As part of the Recapitalization, the Company issued 125,000 shares at fair market value of $0.06 per share to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc and the remaining portion of the debt was satisfied by the Company as part of the Recapitalization on February 15, 2011. The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

Consultant

Benjamin Chen, an independent director, is acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  He has been paid $0 and $72 for his services through June 30, 2012 and 2011, respectively.

NetJets

The Company executed an agreement with NetJets to bundle a 3.125% fractional share of a G-IV jet owned by Mr. Sillerman with a value of $336 with a new 6.25% fractional share of a G-IV jet which was purchased from NetJets by the Company.  The purchase price for the 6.25% interest was $1,175, payable $235 upon signing and the balance of $940 is financed with interest at 6% per annum, monthly payments of $9 and, a five-year balloon of $661.   Monthly management fees (aggregate for both shares) are approximately $26.  Based on the anticipated travel schedule for Mr. Sillerman and the anticipated residual value of the plane at the end of the five-year period of usage, the Company expected to realize cost savings. The Company’s Audit Committee approved entering into this related party transaction, and on June 17, 2011, the independent members of the Company’s Board of Directors approved the transaction. The Company accounted for the transaction by recording the interests as investment assets and a loan payable to Mr. Sillerman and NetJets.

In 2012 the Company reclassified the $336 loan from Mr. Sillerman to a capital contribution.

In June 2012 the Company agreed to sell the fractional interests back to NetJets and the repay outstanding loan amount.   Accordingly the amount of the loan to NetJets is $0 at June 30, 2012.  In connection with the sale, the Company recorded a loss on the sale of approximately $134 and $166 of travel related expenses.  These amounts are included in selling, general and administrative expenses for the year ended June 30, 2012.

Line of Credit

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, advanced $2,500 to the Company.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

13. Fair Value Measurement

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.  The Company’s investment in overnight money market institutional funds, which amounted to  $1,838 and $3,797 as of June 30, 2012 and June 30, 2011, respectively is included in Cash and Cash Equivalents on the accompanying consolidated balance sheets is classified as a Level 1 input.  The carrying value for Cash and Cash Equivalents and Accounts Payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt of $2,500 due to Executive Officer approximates fair value due to its short term maturity. In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company may be obligated to fund a purchase price adjustment. The fair value of this obligation is $963 and is classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE.  Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of  $8.00 over a term of three years.  Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants").  The fair value warrants has been determined utilizing  the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements.  The fair value of the warrants when issued was $5,281 and were marked to market as of June 30, 2012 to a fair value of $4,626.   The Company recorded a gain of $655 to other expense in the Consolidated Statement of Operations for the year ended June 30, 2012.  The warrant liability is classified as a current liability on the Consolidated Balance Sheet as of June 30, 2012 , due to the Company's intention to retire these warrants in its next round of financing expected to close in the second quarter of 2013.  The Company's  warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

14.  Subsequent Events

Line of Credit

On August 10, 2012, September 7, 2012, and October 4, 2012,  Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, advanced $3,500, $3,000, and $1,000, respectively to the Company. The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  The total amount of principal drawn and outstanding for the credit grid promissory note as of October 15, 2012 is $10,000.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

Stock Option Grants

On August 30, 2012 the Compensation Committee of the Board of Directors approved a stock option grant to 90 employees for an aggregate of 12,032,000 non-qualified stock options at $0.84 per share, vesting 25% at grant date and 25% each year for three years.  The Company will take a compensation charge in the first quarter of fiscal year ending June 30, 2013 of approximately $1,400.

On September 20, 2012 the Compensation Committee of the Board of Directors approved a stock option grant to 8 employees for an aggregate of 519,500  non-qualified stock options at $0.99 per share, vesting 25% at grant date and 25% each year for three years.  The Company will take a compensation charge in the first quarter of fiscal year ending June 30, 2013 of approximately $95.

Benjamin Chen Consulting Agreement

Benjamin Chen, a director of the Company since February 2011, entered into a consulting agreement with the Company on September 11, 2012, under which he will serve in the Office of the Chairman.  Mr. Chen's responsibilities are to serve in the Office of the Chairman, applying his engineering and technology business oversight expertise.  As of the effective date of his appointment to the Office of the Chairman, he is no longer considered an “independent director” of the Company under its Corporate Governance Rules.

Pursuant to such Agreement, (i) his compensation will be computed at the rate of $37,500 per month, payable two-thirds monthly in arrears and one-third in January 2013 and (ii) he has been granted options to purchase 600,000 shares of the Company's common stock, 300,000 of which vest on September 11, 2012 (the date of issue) and 300,000 of which will vest on March 11, 2013, if his agreement has not been terminated prior to such date.  However, if the closing price of the Company's common stock is $3.00 or greater (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events affecting all of the shares of Company common stock) for 20 consecutive trading days during which the average reported sales trading volume per day on any national exchange or the OTC Bulletin Board exceeds 7,500 shares, then all options to purchase shares of Company common stock granted shall vest immediately.  The consulting agreement may be terminated at any time upon not less than five days' written notice by either party.  The Company will take a compensation charge in the first quarter of fiscal year ending June 30, 2013 of approximately $150 related to this agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTAINTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Viggle Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2012:

Name	Age	Position
Robert F.X. Sillerman	64	Director, Executive Chairman, Chief Executive Officer
Mitchell J. Nelson	64	Director, Executive Vice President, General Counsel, Secretary
Benjamin Chen	47	Director, Office of the Chairman
Gregory Consiglio	46	Head of Business Development
Peter Horan	57	Director
John D. Miller	67	Director
Joseph F. Rascoff	66	Director
Harriet Seitler	56	Director
William B. Manning	56	Principal Accounting Officer
John Small	44	Chief Financial Officer
Christopher Stephenson	47	Chief Marketing Officer

Robert F.X. Sillerman was elected a Director of the Company and Executive Chairman of the Board of Directors effective as of the closing of the Recapitalization and Chief Executive Officer effective June 19, 2012.  He has, since January 2008, served as Chairman and Chief Executive Officer of Circle Entertainment Inc.  Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company

Benjamin Chen was initially appointed as a Non-Executive Board Member of the Company on February 15, 2011. Chen is a leader in business and technology.  Mr. Chen is the Founder, Chairman and CEO of Mochila, Inc., a leading digital content and syndication platform, serving since November 2001.  Mr. Chen previously founded multiple internet and marketing related businesses, including AppGenesys, Inc., serving as its CEO/CTO from January 2000 until August 2001.  He served as CTO/CIO from 1996 until 2000 at iXL Enterprises, Inc. a strategic interactive agency (now part of Publicis), where he served on the management team that took the company public in 1999. Previously he was at Ironlight Digital Corporation, serving as its CTO from 1995 until 1996.  Mr. Chen has worked as an external entrepreneur in residence for JP Morgan and Mission Ventures, as well as an advisor for GE Capital.   The Board of Directors has selected Mr. Chen as a director because it believes his experience in technology and startup businesses will benefit the Company.  On August 13, 2012, he was appointed to the Office of the Chairman of the Company and he was thereafter no longer considered an independent director.

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

John D. Miller was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Miller served as a director of Circle Entertainment Inc. from January 2009 until August 2012. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investment unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable, where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  The Board of Directors believes that Mr. Miller’s venture capital and financial experience will benefit the Company, and have selected him as a director for that reason.

Mitchell J. Nelson was appointed Director, Executive Vice President, General Counsel, and Secretary effective as of the closing of the Recapitalization.  Mr. Nelson also serves as Executive Vice President, General Counsel and Secretary of Circle Entertainment, Inc., having served in such capacity since January 2008, and served as President of its wholly-owned subsidiary, FX Luxury Las Vegas I, LLC (which was reorganized in bankruptcy) in 2010.  He also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invested in United States-based real estate securities, from 1994 to 2008, as Senior Vice President, Corporate Affairs for Flag Luxury Properties, LLC from 2003.  Prior to 2008, Mr. Nelson served as counsel to various law firms, having started his career in 1973 at the firm of Wien, Malkin & Bettex.  At Wien, Malkin & Bettex, which he left in 1992, he became a senior partner with supervisory responsibility for various commercial real estate properties. Mr. Nelson is an Adjunct Assistant Professor of Real Estate Development at Columbia University.  He was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.  The Board has selected Mr. Nelson as a director because it believes his legal and business experience will benefit the Company.

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

Gregory Consiglio, the Company's Head of Business Development, joined the Company in May 2011.  Prior to joining the Company, Mr. Consiglio was most recently Executive Vice President of Business Development at Ticketmaster, where he oversaw teams responsible for new business initiatives including online affiliate sales and marketing, online sponsorships, advertising sales, third party alliances, resale sponsorships, and the creation and management of new revenue streams beyond ticketing.   In 2006, prior to joining Ticketmaster, Mr. Consiglio led Corporate Development for GoFish, an online video network, and was the CEO of Wellness Solutions International, a provider of online sales and marketing systems to the direct sales industry. Previously he spent seven years at America Online serving in a variety of business development and operating roles including Managing Director, AOL Asia based in Hong Kong, China. Greg left AOL in 2003 as Senior Vice President, overseeing International Operations and Business Development.  His early career included roles in the consulting practice of KPMG and government affairs for Nortel and advising companies on new market development strategies.

John Small was named as the Company's Head of Corporate Strategy and Development in August 2011 and was named as Chief Financial Officer and Principal Accounting Officer on September 10, 2012.  Mr. Small came to the Company after serving as a Senior Asset Manager for GLG Partners from April 2000 until August 2011.  At GLG Partners, Mr. Small was responsible for TMT and Renewable Energy positions. John Small is on the Board of Directors of ViSole, and has previously served on the Boards of Directors of Loyalty Alliance, Infinia Corporation, PayEaseCorporation, New Millenium Solar Equipment Co., and ShortList Media Ltd.

Chris Stephenson, the Company's Chief Marketing Officer, was most recently Chief Marketing Officer at Interscope Records, part of Universal Music Group and home to Lady Gaga, Eminem, U2 and many other multi-platinum artists, from September 2009 to May 2011. From March 2006 to September 2009, Stephenson was General Manager, Global Marketing for Microsoft Entertainment, where he led product marketing in the development of the software and hardware businesses.  Stephenson was also Senior Vice President of Marketing at House of Blues Entertainment, focused on brand development and online content. Before this, based in London, Stephenson was Senior Vice President of Marketing for MTV and VH1 and ran multiple award-winning advertising campaigns internationally. He also developed multiple sponsor-driven programs including the European Music Awards and was an early digital pioneer at MTV Networks.

William B. Manning was appointed the Principal Financial Officer and Principal Accounting Officer of the Company on November 10, 2011.  On September 10, 2012, he resigned from such positions, although he remains employed by the Company.  From March 2011 to October 2011, Mr. Manning was a private consultant in finance and accounting.  From September 2002 to February 2011, Mr. Manning was the Executive Vice President and Chief Financial Officer of Flag Luxury Properties, LLC.  Mr. Manning has participated in numerous corporate finance transactions and developed financial reporting systems for companies ranging from start-up to publicly traded international entities.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code is posted on our website located at http://www.viggle.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://www.viggle.com.

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s Board of Directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is not traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the Board of Directors shall have full and free access to officers and employees of the Company and require the Board of Directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at http://www.viggle.com.

Board Committees

The following chart sets forth the membership of each board committee as of June 30, 2012.

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

ITEM 11.	EXECUTIVE COMPENSATION (amounts in thousands)

2012 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2012 and June 30, 2011 by our Chief Executive Officers, our Principal Financial Officer, and the three other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended June 30, 2012.  The table below also summarizes the compensation earned by our former Chief Executive Officer  who ceased being our Chief Executive Officer prior to the end of the fiscal year.  The Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Robert F.X. Sillerman	2012	1,013	—	—	—	6	1,019
Executive Chairman, Chief Executive Officer(3)	2011	379	—	85,000	—	1	85,380	(3)
Janet Scardino	2012	506	—	—	—	3	509
Former Chief Executive Officer (3)	2011	189	—	25,500	—	2	25,691	(3)
Christopher Stephenson	2012	400		—	994	50	1,444
Chief Marketing Officer(5)	2011	67	—	3,588	—	—	3,655
John Small	2012	263	100	—	5,440	—	5,803
Head of Corporate Strategy and Development(6)	2011	—	—	—	—	—	—
Gregory Consiglio	2012	301	—	—	994	—	1,295
Head of Business Development(7)	2011	—	—	2,563	—	—	2,563
William B. Manning	2012	204	—	908	354	—	1,262
Former Principal Accounting Officer(8)	2011	—	—	—	—	—	—

(1)
Amounts equal to the fair value of the stock at the grant date, valued in accordance with FASB ASC Topic 718 Compensation-Stock Compensation. The grant date of the RSUs issued to Mr. Sillerman was February 24, 2011, the grant date of the RSUs issued to Ms. Scardino was February 15, 2011 and the grant date of the RSUs issued to Mr. Stephenson was May 11, 2011.

(2)
The amount reflects the aggregate grant date fair value of the option awards and stock awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718 Compensation-Stock Compensation. We provide information regarding the assumptions used to calculate the value of the option awards and stock awards in Note 10 to the notes to our financial statements. There can be no assurance that awards will vest or options will be exercised (in which case no value will be realized by the individual), or that the value upon exercise or vesting, as applicable, will approximate the aggregate grant date fair value.

(3)
The compensation charges of $85,380 for Mr. Sillerman and $25,289 for Ms. Scardino are largely attributed to the fair value of stock based awards issued to Mr. Sillerman and Ms. Scardino after the Recapitalization. Stock-based awards issued to date are comprised principally of restricted stock units (RSUs). The executive compensation awards related to the RSUs are subject to the terms of the 2011 Executive Incentive Plan.

(4)
As of June 19, 2012, Ms. Scardino was removed as Chief Executive Officer. Her employment was terminated on August 9, 2012.  Robert F.X. Sillerman was appointed Chief Executive Officer as of June 19, 2012.

(5)	The grant date of the stock option awards issued to Mr. Stephenson was August 26, 2011.
(6)	Mr. Small's employment commenced August 16, 2011. The grant date of the stock option awards granted to Mr. Small was August 16, 2011.
(7)	The grant date of the stock option awards issued to Mr. Consiglio was August 26, 2011.
(8)	The grant date of the stock option awards issued to Mr. Manning was May 17, 2012.

Outstanding Equity Awards at June 30, 2012

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert F.X. Sillerman (1)	—	—	—	—	—	2,000,000	11,000	—	—
Janet Scardino	—	—	—	—	—	—	—	—	—
Christopher Stephenson (1)(2)	—	112,500	—	5.00	8/1/2021	216,667	1,192	—	—
John Small (3)	—	750,000	—	10.00	8/1/2021	—	—	—	—
Gregory Consiglio (4)	—	112,500	—	5.00	8/1/2021	100,000	550	—	—
William Manning (5)	—	112,500	—	5.00	2/1/2021	75,000	412	—	—
___________

(1)	For information regarding restricted stock units, see also Note 10 to our audited Consolidated Financial Statements, Share-Based Payments.
(2)	Includes options to purchase 112,500 shares at a price of $5.00 per share granted on August 26, 2011.
(3)	Includes options to purchase 750,000 shares at a price of $10.00 per share granted on August 26, 2011.
(4)	Includes options to purchase 112,500 shares at a price of $5.00 per share granted on August 26, 2011.
(5)	Includes options to purchase 112,500 shares at a price of $5.00 per share granted on May 17, 2012.

Employment Agreements

On February 16, 2011 we entered into an employment agreement with Robert F.X. Sillerman for his services as Executive Chairman of the Board of Directors and Director.  The term of the agreement is for five years.  Mr. Sillerman's base salary is $1,000 (payable in cash or shares of common stock) to be increased annually by the greater of:  (i) five percent or (ii) the current base salary multiplied by the percentage increase in the Consumer Price Index published by the Federal Bureau of Labor Statistics for the New York, New York metropolitan area during the previous twelve calendar months.  He is to receive additional compensation at the sole discretion of the Board of Directors in the form of additional cash bonus and/or grant of restricted stock, stock options or other equity award.   Mr. Sillerman will receive a minimum grant of restricted stock in the amount of 2,500,000 shares, subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the first year of employment. On June 19, 2012, Mr. Sillerman was appointed Chief Executive Officer of the Company by the Board of Directors.  The terms of his employment agreement with the Company did not change as a result of this appointment.

On February 15, 2011 we entered into an employment agreement with Janet Scardino for her services as Chief Executive Officer.  The term of the agreement is for three years, with automatic renewal for one additional three-year term, unless either party provides written notice of intention not to renew or unless sooner terminated.  Ms. Scardino's base salary is $500 (payable in cash or shares of common stock) to be increased by at least five percent annually.  She is to receive additional compensation at the sole discretion of the Board of Directors in the form of additional cash bonus and/or grant of restricted stock, stock options or other equity award.   Ms. Scardino will receive the following minimum grants of restricted stock:  (i) 375,000 shares, subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events~~)~~, of the Company's common stock at the beginning of the first year of employment and (ii) 125,000 shares, subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events~~)~~, of common stock at the beginning of each employment year of the initial term. On June 18, 2012, Janet Scardino was removed without cause as a director of the Company by the majority shareholder in accordance with the Company's bylaws.   Effective June 19, 2012, Ms. Scardino was removed without cause as Chief Executive Officer of the Company by the Company's Board of Directors in accordance with the Company's bylaws.

The Company entered into an employment agreement with Chris Stephenson on May 2, 2011, pursuant to which Mr. Stephenson shall serve as Chief Marketing Officer of the Company. The initial term of Mr. Stephenson's employment is three years. During the term of the agreement, the Company shall pay Mr. Stephenson an initial annualized base salary equal to $400.  Mr. Stephenson shall be entitled to a restricted share grant of 125,000 shares of the Company's common stock at the beginning of the first employment year, 1/3 of which will vest at the end of each employment year (assuming Mr. Stephenson is still employed by the Company) and 50,000 shares of the Company's common stock at the beginning of each year of Mr. Stephenson's employment term, 1/3 of which vest at the end of each employment year (assuming Mr. Stephenson is still employed by the Company).

On August 16, 2011, the Company entered into an employment agreement with John C. Small for his services as Head of Strategy and Corporate Development.  The agreement has no fixed term.  Mr. Small's annual base salary is $300.  Mr. Small shall receive grants of options to purchase a total of 750,000 shares of the Company's common stock at a price of $10.00 per share.  On September 10, 2012, Mr. Small was appointed Chief Financial Officer of the Company by the Board of Directors.  The terms of his employment agreement with the Company did not change as a result of this appointment.

The Company entered into an employment agreement with Gregory Consiglio on May 11, 2011, pursuant to which Mr. Consiglio on shall serve as Head of Business Development of the Company. The agreement has no fixed term. Mr. Consiglio's annual base salary is $300.  Mr. Consiglio shall be entitled to a restricted share grant of 125,000 shares of the Company's common stock at the beginning of the first employment year, 1/3 of which will vest at the end of each employment year (assuming Mr. Consiglio is still employed by the Company) and 25,000 shares of the Company's common stock at the beginning of each year of Mr. Consiglio's employment term, 1/3 of which vest at the end of each employment year (assuming Mr. Stephenson is still employed by the Company).

The Company entered into an employment agreement with William B. Manning on February 16, 2012, pursuant to which Mr. Manning served as Controller and Principal Accounting Officer of the Company. The agreement has no fixed term. Mr. Manning's annual base salary is $250.  Mr. Manning shall be entitled to a restricted share grant of 75,000 shares of the Company's common stock at the beginning of the first employment year, 1/3 of which will vest at the end of each employment year (assuming Mr. Manning is still employed by the Company).  Upon the appointment of John Small as Chief Financial Officer of the Company, Mr. Manning was no longer Principal Accounting Officer, however, he remains employed by the Company as its Controller and the terms of his employment agreement with the Company did not change.

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Executive Chairman ad Chief Executive Officer, Mr. Sillerman.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” the employment agreement for Mr. Sillerman provides for the following benefits: (a)  payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. Additionally, upon termination by our company for a “change of control”, Mr. Sillerman will receive the benefits set forth in (a), (b), and (c) above, plus all options to purchase the Company’s capital stock shall remain exercisable for the full maximum term of the original option grant or ten years from the closing of the change of control transaction, whichever is greater.  As a result, Mr. Sillerman would receive benefits valued at $14,775 if a change of control were to occur as of June 30, 2012.  In addition, in the event that the aggregate of such payments would constitute a “parachute payment” under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the Company shall also pay Mr. Sillerman a gross-up payment such that after the imposition of Federal, State and local income taxes, Mr. Sillerman would be entitled to retain the foregoing amount.  Such additional amount is $4,299.

The following disclosure is for our former Chief Executive Officer, Ms. Scardino.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Ms. Scardino provides for the following benefits: (a)  payments equal to (x) the cash equivalent of six months’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Ms. Scardino for the immediately preceding employment year or $125, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Ms. Scardino upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Ms. Scardino shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of June 30, 2012, Ms. Scardino would receive $388.  On August 9, 2012, Ms. Scardino's employment agreement was terminated without cause.  Therefore she is entitled to a cash payment of $388 and accelerated vesting of any outstanding restricted stock units.  She forfeited her restricted stock units as of the end of June.

The following disclosure is for our Chief Marketing Officer, Mr. Stephenson.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Mr. Stephenson provides for the following benefits: (a)  payments equal to (x) the cash equivalent of six months’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Stephenson for the immediately preceding employment year or $100, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer, plus (d) a $75 relocation allowance. However, in the event that any amount payable to Mr. Stephenson upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Stephenson shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of June 30, 2012, Mr. Stephenson would receive $1,592.

The following disclosure is for our Chief Financial Officer, Mr. Small.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Mr. Small provides for the following benefits: (a) payments equal to (x) the cash equivalent of three months' base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Small for the immediately preceding employment year, (b) accelerated vesting of any stock options issued to the executive officer at least one full year prior to his termination.  However, in the event that any amount payable to Mr. Small upon a "change of control" would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Small shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC.  If a change of control were to occur as of June 30, 2012, Mr. Small would receive $75.

The following disclosure is for our Head of Business Development, Mr. Consiglio.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Mr. Consiglio provides for the following benefits: (a)  payments equal to the cash equivalent of three months’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction), which shall be increased by one month's base salary for each year worked after the first employment year, to a maximum of six months' base salary, (b) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer, plus (c) a $30 relocation allowance. However, in the event that any amount payable to Mr. Consiglio upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Consiglio shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of June 30, 2012, Mr. Consiglio would receive $100.

The following disclosure is for our former Principal Accounting Officer, Mr. Manning.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” or (iii) a “change of control”, the employment agreement for Mr. Manning provides for the following benefits: (a) payments equal to (x) the cash equivalent of three months' base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Manning for the immediately preceding employment year, (b) continued eligibility to participate in any benefit plans of our Company for two months, and (c) accelerated vesting of any stock options issued to the executive officer at least one full year prior to his termination.  However, in the event that any amount payable to Mr. Manning upon a "change of control" would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Manning shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC.  If a change of control were to occur as of June 30, 2012, Mr. Manning would receive $63.

Potential Payments upon Death or Disability

The following disclosure is for our named executive officers, Mr. Sillerman, Ms. Scardino, Mr. Stephenson and Mr. Small.

The employment agreement of Mr. Sillerman provides for the following benefits in the event of his death: (a)  payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.  The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of June 30, 2012 would be $14,775.

The employment agreement of Ms. Scardino provides for : (a)  payments equal to (x) the cash equivalent of one year’s base salary at the rate in effect on the date of termination (for death; for disability, the executive officer would receive payments equal to 75% of one year’s base salary from the date of disability to the end of the term, reduced by the disability insurance policy benefits) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to the executive officer for the immediately preceding employment year or $125, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer (if disability occurs after the end of the first Employment Year, all stock options vest).  The approximate amount that would be due to the estate of Ms. Scardino in the event of her death as of June 30, 2012 would be $675.

The employment agreement of Mr. Stephenson provides for : (a)  payments equal to (x) the cash equivalent of one year’s base salary at the rate in effect on the date of termination (for death; for disability, the executive officer would receive payments equal to 75% of one year’s base salary from the date of disability to the end of the term, reduced by the disability insurance policy benefits) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to the executive officer for the immediately preceding employment year or $100, whichever is greater, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer (if disability occurs after the end of the first Employment Year, all stock options vest).  The approximate amount that would be due to the estate of Mr. Stephenson in the event of his death as of June 30, 2012 would be $1,792.

The employment agreement of Mr. Small provides for (a) payments equal to (x) the cash equivalent of three months' base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus paid to the executive officer for the immediately preceding employment year, continued eligibility to participate in any benefit plans of our Company for two months, plus (c) accelerated vesting of any stock options previously issued to the executive officer more than one year prior to his death or disability.  The approximate amount that would be due to the estate of Mr. Small in the event of his death as of June 30, 2012 would be $79.

The employment agreement of Mr. Consiglio provides for : (a)  payments equal to 75% of one year’s base salary from the date of disability to the end of the term, reduced by the disability insurance policy benefits (for disability; there are no provisions for death),plus (b) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer (if disability occurs after the end of the first Employment Year, all stock options vest).  The approximate amount that would be due to the estate of Mr. Consiglio in the event of his death as of June 30, 2012 would be $0.

The employment agreement of Mr. Manning provides for : (a) payments equal to (x) the cash equivalent of three months' base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Manning for the immediately preceding employment year, (b) continued eligibility to participate in any benefit plans of our Company for two months, and (c) accelerated vesting of any stock options issued to the executive officer at least one full year prior to his death.  However, in the event that any amount payable to Mr. Manning upon a "change of control" would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Manning shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC.  The approximate amount that would be due to the estate of Mr. Manning in the event of his death as of June 30, 2012 would be $63.

Compensation Discussion and Analysis

Overview

The following discussion and analysis of the compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

The compensation provided to our named executive officers for the fiscal year ended June 30, 2012 is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follows this section. This section explains our executive compensation philosophy and objectives, our compensation-setting process, and the elements of our compensation program.

Our named executive officers for the fiscal year ended June 30, 2012 were:

∙           Robert F.X. Sillerman

∙           John Small

∙           Janet Scardino

∙           Christopher Stephenson

∙           Gregory Consiglio

∙           William B. Manning

In June of 2012, Ms. Scardino was removed as our chief executive officer.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to provide a compensation program that attracts and retains our executive officers, including our named executive officers, and to motivate them to pursue our corporate objectives while encouraging the creation of long-term value for our stockholders. We strive to provide compensation packages to our executive officers that are competitive, reward achievement of our business objectives, and align executive and stockholder interests through equity ownership.

Our executive compensation program is designed to achieve the following principal objectives:

∙           attract, motivate and retain qualified executives to support growth objectives,

∙           provide total compensation that is competitive with the market for companies at our stage of development while remaining internally equitable and fair,

∙           ensure that our executive compensation program is aligned with operational performance and business goals, and

∙           align the executive compensation program with our stockholders' interests.

Compensation-Setting Process

Role of the Board of Directors and Compensation Committee

The initial compensation arrangements with our executive officers, including the named executive officers, have been determined in negotiations with each individual executive when such executive joined us. Typically, the Board of Directors or our CEO, with the approval of the Board, has been responsible for negotiating these arrangements.

With respect to continuing executive compensation arrangements, because we are a young company, very few changes have been made to the compensation arrangements of our named executive officers since they first joined the company.

In February 2011, we established a compensation committee (the “Committee”) of our Board of Directors that has assumed responsibility for overseeing our executive compensation program and will approve the compensation of our CEO and our executive officers. Going forward, the Committee will be responsible for annually reviewing and approving compensatory arrangements for our named executive officers.  The Committee also acts as administrator of our equity compensation plans.

Role of Compensation Consultant

The Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

For fiscal 2012, the Committee retained Pearl Meyer & Partners (“PM&P”), an international compensation consulting firm.  PM&P serves at the discretion of the Committee.  The Committee considered PM&P's independence.  PM&P does not provide the Company with any services other than that provided to or on behalf of the Committee related to executive compensation.  During fiscal 2012, PM&P provided guidance to the Committee with respect to survey data for executive compensation trends and for equity grants for named executive officers.  Prior to engaging this firm, our Board of Directors had not retained a compensation consultant for any services or recommendations related to executive compensation decisions.

As our business continues to evolve, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve as will our process for establishing executive compensation. In the future, the Committee may continue to retain PM&P or another compensation consultant to advise us regarding our executive compensation program to ensure that it remains properly aligned with our ongoing business strategy and that the pay mix and levels are competitive with current market practices.

Executive Compensation for the Fiscal Year ended June 30, 2012
As an early-stage company, the Committee has largely left unchanged the compensation of each named executive officer as negotiated with each named executive officer as they joined us.  Therefore, the Committee did not undergo a benchmark analysis   However, in the future, the Committee may undertake benchmarking to determine total compensation or elements of compensation.  In the future, if equity grants are awarded to named executive officers, the Committee will consider benchmarking such grants against comparable companies and/or survey data.

Elements of Executive Compensation

Our compensation program for our named executive officers reflects our stage of development as an emerging company that launched its first product in January of 2012.  As an early stage company, we have emphasized the use of equity in the form of stock options to incentivize our named executive officers to focus on our growth and create sustainable long-term stockholder value. Our founders were initially incentivized through restricted stock. We believe that equity awards offer our named executive officers a valuable long-term incentive that aligns their interests with the interests of our stockholders.

We also offer cash compensation to our named executive officers in the form of a base salary at levels that we believe (at the time we hired the executive), based on the experience and knowledge of our Board of Directors and our management team, were competitive for our stage of development and industry.

In addition, with respect to Mr. Sillerman and Ms. Scardino, who joined us at our inception, we considered the following material factors: (i) we were a shell with no business, operations, assets or revenues when they joined; (ii) our future success would depend greatly on the vision and leadership of Mr. Sillerman and Ms. Scardino; (iii) each of Mr. Sillerman and Ms. Scardino had been working during the previous six months assembling the ideas for our new direction; (iv) viewing us as a start-up, the risk that Mr. Sillerman and Ms. Scardino would be foregoing other opportunities to undertake the responsibilities for leading our business; (v) the cash compensation of each of Mr. Sillerman and Ms. Scardino at their prior jobs; (vi) the need to supplement the executive's cash compensation with stock awards; and (vii) the vesting of stock awards to ensure that each executive stay with us for an extended period of time.

Base Salaries

Base salaries provide our named executive officers with a fixed amount of consistent compensation and are an important motivating factor in attracting and retaining these individuals. Mr. Sillerman, Ms. Scardino and Mr. Stephenson each had initial employment agreements which specified annual increases.  Other than those instances, we do not apply specific formulas to determine adjustments to base salary. Other than such contractually-required adjustments, we have not made any adjustments to the base salaries of our named executive offices.

Annual Bonus Compensation

While the employment agreements of certain of our named executive officers provided for annual bonuses to be paid at our discretion, we have not to date paid any annual bonus amounts.

Equity-Based Incentive Compensation

We use restricted stock and stock options to attract, motivate, and incentivize the executive talent necessary to accomplish our business objectives while also providing a significant long-term interest in our success by rewarding the creation of stockholder value. Vesting for restricted stock and stock options is based on continued employment with us, generally over three to four years, thereby also encouraging the retention of our executive officers.

Historically, we have not applied a formula to determine the size of equity incentive awards granted to our named executive officers. Instead, the grants have been negotiated with each executive when the executive has joined us.  This negotiation of such equity incentive awards has been approved by the Committee, taking into account, among other factors, the role and responsibility of the individual executive officer and the competitive market for the executive officer's position.

During the fiscal year ended June 30, 2012, we issued a discretionary grant of stock options to employees.  As part of that discretionary grant, we granted options to purchase 225,000 shares for each of Mr. Stephenson and Mr. Consiglio. In addition, after the end of the fiscal year ended June 30, 2012, the Committee approved an additional discretionary grant of stock options to employees on August 30, 2012.  As part of such discretionary grant, Mr. Small received options to purchase 1,250,000 shares of our stock, Mr. Consiglio received options to purchase 887,500 shares of our stock, Mr. Stephenson received options to purchase 862,500 shares of our stock and Mr. Manning received options to purchase 312,500 shares of our stock.  These grants vest over three years.  In making such determinations, the Committee considered the factors above, along with the size of the equity awards initially provided to each such executive when they joined us.

Retirement and Other Benefits

Our named executive officers receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. These benefits include medical, dental, and vision benefits; health savings accounts; short-term and long-term disability insurance; accidental death and dismemberment insurance; and basic life insurance.

Our named executive officers are eligible to participate in our 401(k) retirement savings plan on the same basis as our other employees who satisfy the plan's eligibility requirements.

We have also offered certain relocation benefits to our executive officers in appropriate cases.

Generally, we have not provided perquisites or other personal benefits to our named executive officers, other than those offered to our other salaried employees.

Employment Agreements

The material terms of the employment agreements of each of the named executive officers are described in detail in this Form 10-K under the heading “Employment Agreements.”

Potential Payments upon Termination

The terms of the employment agreements for each of the named executive officers as they relate to potential payments on termination are described in detail elsewhere in this Form 10-K under the heading “Potential Payments upon Termination without Cause or Change-in-Control.”

Tax and Accounting Considerations.

We recognize a charge to earnings for accounting purposes for equity awards over their vesting period. As a public company, we expect that the Committee will consider the accounting impact of equity awards in addition to considering the impact to dilution and overhang when deciding on amounts and terms of equity grants, but do not expect the accounting impact to be a material factor in their decision-making process.

We do not require executive compensation to be tax deductible for our company, but instead balance the cost and benefits of tax deductibility to comply with our executive compensation goals. For example, Section 162(m) of the Internal Revenue Code, or the Code, generally disallows a tax deduction to a publicly held corporation for compensation in excess of $1 million paid in any taxable year to its chief executive officer and certain other executive officers unless the compensation qualifies as "performance-based compensation" within the meaning of the Code. We expect that the Committee may consider the deductibility of compensation, but the compensation committee is authorized to approve compensation that is not deductible when it believes that such payments are appropriate to attract and retain executive talent.

Stock Ownership Guidelines

Grants of equity to our named executive officers typically vest over three to four years.  After the equity vests, there are no holding requirements, except that named executive employees, like all of our employees, are required to comply with our policy on insider trading.  Our Board has adopted an insider trading policy that prohibits trading by certain executive officers, including the named executive officers, except during certain windows after our quarterly earnings are announced.  In addition, our policy prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock.

Risk Assessment of Compensation Programs

The Committee has assessed our compensation programs and has concluded that they do not create risks that are reasonably likely to have a material adverse effect to us. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by the Board of Directors, mitigates potential risks.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Compensation Committee of the Board of Directors

Peter Horan

John Miller

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

Each of our non-employee directors receives an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $0.75 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. All fees described above will be payable in cash for calendar year 2011.  During 2012, directors can elect to receive up to 100% of their compensation in cash or equity or any combination, and can elect to take their payments in any form of any equity instrument available and permissible under the Company’s stock incentive plan.  All equity will be priced based on the closing price on the last day of each fiscal quarter.  Election with respect to any quarterly payment in equity must be made before the end of the quarter.

The Company pays non-employee directors for all compensation in lieu of cash on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.  During 2011, fees earned were paid.  During 2012, fees earned for the first three quarters were paid in cash.  For the fourth quarter, stock options were issued.  The directors elected cash for their payments for the fiscal year ending June 30, 2012, except that due to cash constraints, they subsequently agreed to accept stock options (priced as of the date of grant) in lieu thereof.

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2012 is shown in the following table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Benjamin Chen	59		1,105	—	1,164
Peter Horan	62		1,105	—	1,167
John D. Miller	69		1,105	—	1,174
Joseph Rascoff	71		1,105	—	1,176
Harriet Seitler	60		1,105	—	1,165

1) The amount reflects the aggregate grant date fair value of the option awards and stock awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of the option awards and stock awards in note 10 to the notes to our financial statements. There can be no assurance that awards will vest or options will be exercised (in which case no value will be realized by the individual), or that the value upon exercise or vesting, as applicable, will approximate the aggregate grant date fair value.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our Executive Equity Incentive Plan as of October 15, 2012.  For a description of our Executive Equity Incentive Plan, see Note 10 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)
Equity compensation plans approved by security holders	18,967,271	$1.88	11,032,729
Equity compensation plans not approved by security holders	—	—	—
__________
(1)           2,886,668  restricted stock units are outstanding and vest 1/3 on the first, second and third anniversary of the date of grant.
(2)           16,090,603 stock options were granted to directors, officers, and employees at exercise prices between $0.80 and $10.00 per share .  The options vest over three or four year periods.  624,114 stock options (including 156,250 stock options granted to directors) are exercisable now at $5.00 per share, 166,667 are exercisable at $10.00 per share, 2,956,125 stock options are exercisable at $0.84 per share, 300,000 stock options exercisable at $0.80 per share and 265,625 stock options are exercisable at $0.99 per share. 86,600 stock options granted to directors are exercisable now at $1.25 per share.
(3)           On August 24, 2012 the Board of Directors voted to increase the authorized common shares under the Plan from 15,000,000 to 30,000,000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of October 15, 2012 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of October 15, 2012  or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of October 15, 2012, there were 76,470,041 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	57,306,910	72.5%
Adage Capital Management, L.P. (3)	7,707,209	10.0%
Directors and Named Executive Officers (not otherwise included above):
Benjamin Chen (4)	378,500	*
Gregory Consiglio (5)	271,825	*
Peter C. Horan (6)	79,300	*
William B. Manning (7)	132,125	*
John D. Miller (8)	681,100	*
Mitchell J. Nelson (9)	264,750	*
Joseph Rascoff (10)	81,500	*
John Small (11)	479,167	*
Harriet Seitler (12)	78,700	*
Chris Stephenson (13)	265,575	*
All directors and named executive officers as a group (11 people)	60,120,739	74.2%
_________________________
*           Represents less than 1%.

(1)	Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Viggle Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.
(2)
Sillerman beneficially owns (i) directly 5,730,455 shares of Common Stock owned by Sillerman and indirectly 54,617,455 shares of Common Stock (consisting of (A) 46,267,000 shares of Common Stock owned by Sillerman Investment Company, LLC; (B) 2,064,000 shares of Common Stock issuable upon the exercise of warrants held by Sillerman Investment Company which are exercisable at $8.00 per share; (C) 545,455 shares of Common Stock issuable upon the exercise of warrants held by Sillerman Investment Company which are exercisable at $5.00 per share; and (D) 2,700.000 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman's spouse.

(3)
Adage beneficially owns 7,161,754 shares of Common Stock and 545,455 shares of Common Stock issuable upon the execution of warrants at $8 per share. Its business address is 200 Clarendon Street, 52nd Floor, Boston, MA 02116, telephone (617) 867-2830.

(4)
Chen beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share; 16,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $1.25 per share; and 300,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.80 per share.

(5)
Consiglio beneficially owns 49,950 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and 221,875 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.84 per share.

(6)
Horan beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and 16,800 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $1.25 per share.

(7)
Manning beneficially owns (i) 54,000 shares of Common Stock; and (ii) 78,125 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.84 per share.

(8)
Miller beneficially owns (i) 200,000 shares of Common Stock, (ii) 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share, (iii) 400,000 shares of Common Stock subject to a restrictive agreement with Robert F.X. Sillerman, 200,000 of which will be released on each of February 15, 2013 and February 15, 2014, under certain conditions, and (iv) 18,600 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $1.25 per share.

(9)
Nelson beneficially owns (i) 162,000 shares of Common Stock;(ii) 27,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and (iii) 75,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.84 per share.

(10)
Rascoff beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and 19,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $1.25 per share.

(11)
Small beneficially owns (i) 166,667 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and (ii) 312,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.84 per share.

(12)
Seitler beneficially owns 62,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and 16,200 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $1.25 per share.

(13)
Stephenson beneficially owns 49,950 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $5.00 per share and 215,625 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of October 15, 2012 at $0.84 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below is a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

Asset Contribution Agreement

At the closing of the Recapitalization, as discussed more fully above in the section entitled “Our Business,” the Company entered into an asset contribution agreement with SIC, an affiliate of Robert F.X. Sillerman our Executive Chairman, whereby SIC assigned certain intellectual property assets used in its business to the Company in exchange for an agreement by the Company to reimburse SIC for expenses incurred in connection with the development of such intellectual property assets and its related business, whenever incurred, at or after the closing, in an aggregate amount not to exceed $2,000.  Pursuant the asset contribution agreement, $1,300 was reimbursed.  Because such transaction was subject to certain rules regarding “affiliated” transactions, the Audit Committee and a majority of the independent members of the board of directors approved such reimbursement.

Debt Owed to J. Howard Inc.

J. Howard Inc. has been supporting the daily operations of the Company since 2007.  As of December 31, 2010, the Company owed J. Howard, Inc. $82 as a result thereof, which amount was increased as of the completion of the Recapitalization on February 15, 2011 to $171.  As part of the Recapitalization, the Company issued 125,000 shares at a fair market value of $0.06 per share, to J. Howard, Inc., a director and officer of the Company prior to the Recapitalization, and its designees (which included former directors of the Company) in connection with partially extinguishing outstanding debt owed to J. Howard, Inc.  The remaining debt of $163 was satisfied on February 15, 2011 by payment to J. Howard, Inc. in such amount.  In addition, J. Howard, Inc. was paid $37 to be used for payment of expenses incurred in connection with the Recapitalization on behalf of the Company.

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

The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.

For the years ended June 30, 2012 and 2011, the Company incurred and billed Circle $322 and $107, respectively, for support, consisting primarily of legal and administrative services. These services provided were approved by Circle's Audit Committee and the Company's Audit Committee and the related fees were paid.

In addition, certain of the Company's accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the years ended June 30, 2012 and 2011, $148 and $18, respectively, was incurred and paid by Mr. Sillerman for such services.

Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $7.5 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. All fees described above will be payable in cash for calendar year 2011.  In 2012, directors can elect to receive up to 100% of their compensation in cash equity and can elect to take their payments in any form of any equity instrument available and permissible under the Company's stock incentive plan.  All equity is priced based on the closing price on the last day of each fiscal quarter.  Election with respect to any quarterly payment in equity must be made before the end of the quarter.  The directors elected cash for their payments for the fiscal year ending June 30, 2012, except that due to cash constraints, they subsequently agreed to accept options priced as of the date of grant in lieu thereof.

Consultant

Benjamin Chen, an independent director, is acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  He has been paid $0 and $72 for his services through June 30, 2012 and 2011, respectively.

On August 13, 2012, Mr. Chen was appointed to the Office of the Chairman of the Company, and was thereafter no longer considered an independent director.  Mr. Chen entered into a consulting agreement with the Company on September 11, 2012.  Pursuant to such Agreement, (i) his compensation will be computed at the rate of $37,500 per month, payable two-thirds monthly in arrears and one-third in January 2013 and (ii) he has been granted options to purchase 600,000 shares of the Company's common stock, 300,000 of which vest on September 11, 2012 (the date of issue) and 300,000 of which will vest on March 11, 2013, if his agreement has not been terminated prior to such date.  However, if the closing price of the Company's common stock is $3.00 or greater (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events affecting all of the shares of Company common stock) for 20 consecutive trading days during which the average reported sales trading volume per day on any national exchange or the OTC Bulletin Board exceeds 7,500 shares, then all options to purchase shares of Company common stock granted shall vest immediately.  The consulting agreement may be terminated at any time upon not less than five days' written notice by either party.

NetJets

The Company executed an agreement with NetJets to bundle a 3.125% fractional share of a G-IV jet owned by Mr. Sillerman with a value of $336 with a new 6.25% fractional share of a G-IV jet which was purchased from NetJets by the Company, to be used by the Company solely for business purposes.  The purchase price for the 6.25% interest was $1,175, payable $235 upon signing and the balance of $940 financed with interest at 6% per annum, monthly payments of $9 and a five-year balloon of $661.   Monthly management fees (aggregate for both shares) are approximately $26.  Pursuant to his employment agreement, Mr. Sillerman is entitled to fly on a private charter jet when he travels for business. The Company's Audit Committee approved entering into this related party transaction and on June 17, 2011, the independent members of the Company's Board of Directors approved the transaction.   The Company accounted for the transaction by recording the interests as investment assets and the related debt amounts to NetJets.

In June 2012 the Company agreed to sell the fractional interests back to NetJets and repay the outstanding loan amount.   Accordingly the amount of the loan is $0 at June 30, 2012.  The Company recorded a loss on the sale of approximately $134 and this amount is included in selling, general and administrative expenses for the year ended June 30, 2012.

Private Placements

On May 10, 2012, the Company completed the placement of 1,709,091 units (the “Private Placement Units”) to accredited and institutional investors at an aggregate purchase price of $9,400.  Each Private Placement Unit consists of (i) one (1) share of common stock (one-half share post 1 for 2 reverse split), $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one half (1/2) share of common stock of the Company with an exercise price of $8.00 per warrant share, at a purchase price of $5.50 per Private Placement Unit.  If the Company sells shares of its common stock for the purpose of raising capital at a price below $8.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold.  Robert F.X. Sillerman purchased, in the aggregate, $3,000 worth of Private Placement Units in the placement. The Company recorded a compensation charge in the fourth quarter of $2,116 as a result of the foregoing, resulting from selling shares to executives below fair value.

The foregoing description of the Units is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the agreement, a copy of which is listed and incorporated by reference as Exhibit 10.19 to this report and is incorporated by reference herein.

On August 25, 2011, the Company completed the placement of 7,000,000 units (the “Units”), each Unit consisting of (i) one-half (1/2) share of common stock, $0.001 par value per share of the Company and (ii) one (1) detachable three (3) year warrant to purchase one-half (1/2) share of common stock of the Company with an exercise price of $8.00 per warrant share, at a purchase price of $5.00 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The three-year warrants are callable by the Company after February 26, 2012 if a registration statement for the resale of the shares of common stock issuable upon exercise of the warrants has been declared effective for 30 days and the closing bid price of such shares equals at least $8.00 per share for a period of at least 20 consecutive trading days after effectiveness of such registration statement.  The Units issued in such placement were exempt from registration under the Securities Act, pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.  Sillerman Investment Company, LLC purchased, in the aggregate, $11,376 worth of Units in the placement. The Company recorded a compensation charge in the first quarter of approximately $19,456 as a result of the foregoing, resulting from selling shares to executives below fair value.

The foregoing description of the Units is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the agreement, a copy of which is listed and incorporated by reference as Exhibit 10.19 to this report and is incorporated by reference herein.

Line of Credit

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, advanced $2,500 to the Company.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.  On August 10, 2012, September 7, 2012 and October 4, 2012, the Lender advanced $3,500, $3,000 and $1,000 to the Company.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

The foregoing description of the line of credit is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Line of Credit Grid Promissory Note, a copy of which is listed and incorporated by reference as Exhibit 10.25 to this report and is incorporated by reference herein.

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

Messrs.  Horan, Miller, and Rascoff and Ms. Seitler, whose biographical information is included above under the heading “Executive Officers and Directors of Viggle Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.  As of August 13, 2012, Mr. Chen became a member of the Office of the Chairman of the Company and is thereafter no longer considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2012 and June 30, 2011 (fees are stated in dollars):

	2012	2011
Audit-Related Fees(1)	277,750	55,390
Tax Fees	$14,300	—
All Other Fees	—	—
Total	$292,050	55,390

(1)          For 2011 and 2012, audit fees related to the 2012 and 2011 audits, the Form 10-Q filings, the Form 10-K filings, the Form S-1 filing and audit services.

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

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 30.

(2) Financial Statement Schedule

Not applicable

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
4.3	Form of Warrant (1)
4.4	KPLB LLC Subscription Agreement (1)
4.5	Adage Subscription Agreement (1)
10.2	Asset Contribution Agreement, dated February 11, 2011, between Sillerman Investment Corporation and Function(x) Inc. (2)
10.3	Function(x) 2011 Executive Incentive Plan. (3)
10.4	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (2)
10.5	Employment Agreement, dated February 15, 2011, between Function(x) Inc. and Janet Scardino (2)
10.6	Employment Agreement, dated May 11, 2011, between Function(x) Inc. and Chris Stephenson (4)
10.7	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (5)
10.8	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (6)
10.9	Promissory Note, dated February 8, 2011, among Mitchell J. Nelson, Leslie Nelson and Function(x) Inc. (6)
10.10	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (7)
10.11	Form of Unit Subscription Agreement (8)
10.12	Form of Subscription Agreement, dated February 8, 2011. (9)
10.13	MMS Registration Rights Agreement. (9)
10.14	Line of Credit Agreement dated December 22, 2011 between Function(x) Inc. and TIPPT Media Inc. (10)
10.15	Stockholders Agreement dated December 22, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (10)
10.16	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (11)
10.17	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (12)
10.18	Form of Line of Credit Grid Promissory Note (12)
10.19	Form of Unit Subscription Agreement (13)
10.20	Form of Warrant (13)
10.21	Purchase Money Note (13)
10.22	Amended and Restated Promissory Note (13)
10.23	Amended and Restated Stockholders Agreement (13)
10.24	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012 (14)
10.25	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (15)
10.26	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (15)
10.27	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio
10.28	Employment Agreement, dated February 16, 2012 between Function(x) Inc. and William B. Manning
14.1	Code of Business Conduct and Ethics (16)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)	Incorporated by reference to the registrant's registration statement on Form S-1 filed on May 25, 2011
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 16, 2011
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 22, 2011
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on May 12, 2011
(5)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on November 23, 2011
(6)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(7)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 3, 2011
(8)	Incorporated by reference to the registrant's Current Report on Form 8-L filed on August 26, 2011
(9)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on December 30, 2011.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 29, 2011
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2012
(12)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on April 5, 2012
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed on May 15, 2012
(14)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on July 6, 2012
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on September 14, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Viggle Inc.

October 15, 2012	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	October 15, 2012
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ MITCHELL J. NELSON	October 15, 2012
Mitchell J. Nelson, Executive Vice President, General Counsel and Secretary

By:	/s/ JOHN C. SMALL	October 15, 2012
John C. Small Chief Financial Officer (Principal Accounting Officer)

By:	/s/ BENJAMIN CHEN	October 15, 2012
Benjamin Chen, Director

By:	/s/ PETER HORAN	October 15, 2012
Peter Horan, Director

By:	/s/ JOHN MILLER	October 15, 2012
John Miller, Director

By:	/s/ JOSEPH F. RASCOFF	October 15, 2012
Joseph F. Rascoff, Director

By:	/s/ HARRIET SEITLER	October 15, 2012
Harriet Seitler, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
4.3	Form of Warrant (1)
4.4	KPLB LLC Subscription Agreement (1)
4.5	Adage Subscription Agreement (1)
10.2	Asset Contribution Agreement, dated February 11, 2011, between Sillerman Investment Corporation and Function(x) Inc. (2)
10.3	Function(x) 2011 Executive Incentive Plan. (3)
10.4	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (2)
10.5	Employment Agreement, dated February 15, 2011, between Function(x) Inc. and Janet Scardino (2)
10.6	Employment Agreement, dated May 11, 2011, between Function(x) Inc. and Chris Stephenson (4)
10.7	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (5)
10.8	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (6)
10.9	Promissory Note, dated February 8, 2011, among Mitchell J. Nelson, Leslie Nelson and Function(x) Inc. (6)
10.10	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (7)
10.11	Form of Unit Subscription Agreement (8)
10.12	Form of Subscription Agreement, dated February 8, 2011. (9)
10.13	MMS Registration Rights Agreement. (9)
10.14	Line of Credit Agreement dated December 22, 2011 between Function(x) Inc. and TIPPT Media Inc. (10)
10.15	Stockholders Agreement dated December 22, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (10)
10.16	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (11)
10.17	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (12)
10.18	Form of Line of Credit Grid Promissory Note (12)
10.19	Form of Unit Subscription Agreement (13)
10.20	Form of Warrant (13)
10.21	Purchase Money Note (13)
10.22	Amended and Restated Promissory Note (13)
10.23	Amended and Restated Stockholders Agreement (13)
10.24	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012 (14)
10.25	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (15)
10.26	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (15)
10.27	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio
10.28	Employment Agreement, dated February 16, 2012 between Function(x) Inc. and William B. Manning
14.1	Code of Business Conduct and Ethics (16)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)	Incorporated by reference to the registrant's registration statement on Form S-1 filed on May 25, 2011
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 16, 2011
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 22, 2011
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on May 12, 2011
(5)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on November 23, 2011
(6)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(7)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 3, 2011
(8)	Incorporated by reference to the registrant's Current Report on Form 8-L filed on August 26, 2011
(9)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on December 30, 2011.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 29, 2011
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2012
(12)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on April 5, 2012
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed on May 15, 2012
(14)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on July 6, 2012
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on September 14, 2012