Form 10-Q
period 2012-09-30
Viggle Inc.
filed 2012-11-20
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Registrant's Telephone Number, Including Area Code: (212) 231-0092

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

As of  November 20, 2012, there were 76,470,041 shares of the registrant's common stock outstanding.

Introductory Note

The filing of Viggle's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 has been delayed due to the effects of the aftermath of Hurricane Sandy. As a result of the storm, the company experienced a loss of electricity and telephone service for one week at its headquarters in New York City and a number of its employees, auditors and others living in affected areas who have been historically responsible for the preparation and review of the company's SEC filings and related financial statements and disclosures were displaced. The Securities and Exchange Commission recently announced relief measures that extend the filing deadline of any entity that cannot timely file due to Hurricane Sandy and its aftermath to November 21, 2012. The company has elected to make use of this extension.

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 1.  FINANCIAL STATEMENTS
Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$738	$2,963
Accounts receivable	2,022	1,424
Prepaid expenses	352	1,000
Other receivables	372	1,290
Total current assets	3,484	6,677
Restricted cash	696	696
Capitalized software costs, net	4,150	4,506
Property & equipment, net	3,166	2,861
Intellectual property, net	2,856	3,217
Goodwill	2,953	2,953
Other assets	40	40
Total assets	$17,345	$20,950

Liabilities and stockholder's equity
Current liabilities:
Accounts payable and accrued expenses	4,328	$4,838
Reward points payable	4,074	3,454
Common stock warrant liability	1,524	4,626
Guarantee liability	1,574	963
Deferred revenue	420	572
Current portion of loan payable	9,000	2,500
Total current liabilities	20,920	16,953
Other long-term liabilities	1,324	1,310
Total liabilities	22,244	18,263
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 76,470,041 shares as of September 30, 2012 and June 30, 2012	76	76
Additional paid-in-capital	146,935	135,019
Due from executive officer	(3,460)	(3,426)
Accumulated deficit	(148,450)	(128,982)
Total stockholders' equity (deficit)	(4,899)	2,687
Total liabilities and stockholders' equity	$17,345	$20,950

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Revenues	$2,052	$—
Cost of watchpoints and engagement points	(2,228)	—
Selling, general and administrative expense	(21,700)	(33,930)
Operating loss	(21,876)	(33,930)

Other income (expense):
Other income, net	2,491	—
Interest income (expense), net	(83)	40
Total other income (expense)	2,408	40

Net loss	$(19,468)	$(33,890)

Net loss per common share - basic and diluted	$(0.25)	$(0.48)

Weighted average common shares outstanding - basic and diluted	76,470,041	70,211,116

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2011	67	39,779	(3,291)	(32,471)	4,084

Net loss	—	—	—	(96,511)	(96,511)
Private placements of common stock and warrants for cash	9	37,523	—	—	37,532
Compensation charge for fair value of common stock and warrants issued in connection with private placement	—	21,572	—	—	21,572
Interest income on notes receivable from shareholders	—	(5)	—	—	(5)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	5,916	—	—	5,916
Restricted stock based compensation	—	26,576	—	—	26,576
Stock issued for WatchPoints acquisition	—	1,600	—	—	1,600
Stock issued for Loyalize	—	1,719	—	—	1,719
Capital contribution related to corporate jet	—	336	—	—	336
Notes receivable from stockholders	—	3	—	—	3
Balance June 30, 2012	$76	$135,019	$(3,426)	$(128,982)	$2,687
Net loss	—	—	—	(19,468)	(19,468)
Interest income on notes receivable from shareholders	—	—	(34)	—	(34)
Employee stock options - share based compensation	—	6,221	—	—	6,221
Restricted stock - share based compensation	—	5,618	—	—	5,618
Notes receivable from shareholders	—	77	—	—	77
Balance September 30, 2012	$76	$146,935	$(3,460)	$(148,450)	$(4,899)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Operating activities:
Net loss	$(19,468)	$(33,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	5,618	8,378
Employee stock options - share based compensation	6,221	1,930
Common stock and warrants issued in connection with Private Placements - share based compensation	—	19,456

Depreciation and amortization	933	97
Increase in fair value of Loyalize guarantee	611
Decrease in fair value of common stock warrants	(3,102)	—
Interest income on notes receivable from shareholder and officer	(34)	(35)

Changes in operating assets and liabilities:
Accounts receivable	(598)	—
Other receivables	918	(38)
Prepaid expenses	648	(87)

Accounts payable and accrued expenses	(510)	515
Points liability	620	—
Deferred revenue	(151)	—
Other liabilities	14	47
Net cash used in operating activities	(8,280)	(3,627)
Investing activities:
Purchase of property and equipment	(453)	(105)
WatchPoints acquisition	—	(2,620)
Capitalized software costs	(69)	(744)
Net cash used in investing activities	(522)	(3,469)
Financing activities:
Issuance of common stock and warrants for cash	—	33,413
Payments on loan	—	(12)
Loan from executive officer	6,500	—
Notes receivable shareholders	77	—

Net cash provided by financing activities	6,577	33,401
Net increase (decrease) in cash	(2,225)	26,305
Cash at beginning of period	2,963	3,794
Cash at end of period	$738	$30,099

Supplemental cash flow information:
Cash paid during the year for interest		14
Non-cash financing activities:
Stock issued for WatchPoints acquisition		1,600
Capital related to corporate jet		336

See accompanying notes to consolidated financial statements

Viggle Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis.  The financial statements as of June 30, 2012 and the auditor's opinion on those financial statements contained a going concern emphasis, which implies that there is substantial doubt about the Company's ability to continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company's allowance for doubtful accounts will be based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts.  The Company will also consider any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.  Due to the limited number of accounts receivable and the historical pattern of collections the Company's allowance for doubtful accounts as of September 30, 2012 is $0.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended September 30, 2012 and 2011 were not significant.

Deferred Rent Payable

The Company is party to lease for office space for its corporate offices and as part the agreement the landlord provided a rent abatement for the first 10 months of the lease.   The Company accounts for the rental expense on a straight line basis over the entire term of the lease and records a liability for the difference between payments and the expense recorded in selling general and administrative expense.

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

Impairment of Goodwill and Certain Other Long-Lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment.  Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events.  The annual goodwill impairment test is a two step process.  First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired.  If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

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

There was no impairment to the Company's long-lived assets as of  September 30, 2012.

Internal Use Software

The Company recorded $2,350 of capitalized software as part of the Loyalize acquisition as of September 30, 2012 and June 30, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and $196 amortization expense has been recorded for the three months ended September 30, 2012.  No amortization expense was recorded in the comparable period in 2011.

The Company records and capitalizes computer software and, appropriately, certain internal costs have been capitalized in the amounts of $2,816 and $2,747 as of September 30, 2012 and June 30, 2012, respectively, in accordance with ASC 350-40.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software. Once revenue producing activities commenced in the third quarter of 2012 the software was placed in service and $229 of amortization expense has been recorded for the three months ended September 30, 2012.  No amortization expense was recorded in the comparable period in 2011.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2012 and 2011 was $1,674 and $903, respectively.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 Intangibles - Goodwill and Other: Testing Goodwill for Impairment.  This ASU amends FASB Codification Topic 350 to provide an option for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (FASB) released ASU 2011-04 “Fair Value Measurement”, which amends ASC 820 “Fair Value Measurements and Disclosures”. This standard became effective beginning in the first calendar quarter of 2012.  The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  The ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements as there was no comprehensive income /(loss).

4.  Property and Equipment

Property and Equipment consists of the following:

	September 30, 2012	June 30, 2012

Leasehold Improvements	$2,020	$1,839
Furniture and Fixtures	542	441
Computer Equipment	955	785
Software	95	95
Total	3,612	3,160
Accumulated Depreciation and Amortization	(446)	(299)
Property and Equipment, net	$3,166	$2,861

Depreciation and amortization charges to selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 amounted to $147 and $97, respectively.

5.  Intellectual Property

		September 30, 2012			June 30, 2012
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,209	$(1,403)	$2,806	$4,209	$(1,052)	$3,157
Intellectual Property	24 months	80	(30)	50	80	(20)	60

Total		$4,289	$(1,433)	$2,856	$4,289	$(1,072)	$3,217

Amortization of intellectual property charges to selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 amounted to $361 and $0, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2013	$1,443
2014	1,423
2015	351
2016	—
2017	—

6.  Loans Payable

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company,  agreed to provide the Company a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

As of September 30, 2012 and June 30, 2012 the Company had drawn $9,000 and $2,500, respectively on the Grid Note.  The interest expense on the Grid Note payable for the three months ended September 30, 2012 and 2011 was $118 and $0, respectively.

7.  Commitments and Contingencies

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election, provided that such additional consideration shall not be payable until claims which remain subject to determination and secured by all the Escrowed Shares are no longer outstanding and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.  The guarantee was recorded at $120 at the time of the acquisition and subsequently has been marked to market to a fair value of $1,574 at September 30, 2012. The Company has recorded a charge of $611 which is reflected in other expense in the Consolidated Statement of Operations for the three months ended September 30, 2012.  The Company has recorded a $1,574 liability for the guarantee in the Consolidated Balance Sheet as of September 30, 2012.

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

8.  Stockholders’ Equity

As of September 30, 2012 and June 30, 2012, there were 300,000,000 shares of authorized common stock and 76,470,041 shares of common stock issued and outstanding. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

9.  Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2012 the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at June 30, 2012	2,886,668	29.45
Granted	—	—
Vested	4,163	12.00
Forfeited and cancelled	—	—
Nonvested at September 30, 2012	2,890,831	29.45

The total compensation was $5,618 and $8,378 for the three months ended September 30, 2012 and 2011 respectively.  As of September 30, 2012 and June 30, 2012 there was $68,658 and $112,995 respectively in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company's stock option activity for three months ended September 30, 2012:

	Number of Options	Weighted average exercise price

Outstanding at June 30, 2012	3,067,503	$6.24
Granted	13,026,100
Exercised	—
Forfeited and cancelled	(159,793)
Outstanding at September 30, 2012	—	1.62
Exercisable at September 30, 2012

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three months ended September 30, 2012 and 2011 were estimated based on the following weighted average assumptions:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Expected volatility	80%	60%
Risk-free interest rate	0.99%	1.23%
Expected dividend yield	—	—
Expected life (in years)	6.42	6.13
Estimated fair value per option granted	0.87	$4.17

The total compensation expense of $6,222 and $1,930 was included in the accompanying Statement of Operations in selling, general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively.  4,392,017 options vested during the period and the grants provide for vesting annually in arrears over the next three years.  As of September 30, 2012, there was approximately $20,748 of total unrecognized stock-based compensation cost which will be recognized over a three year period.

10.   Income Taxes

For the three months ended September 30, 2012 and 2011, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward.  At September 30, 2012 the Company has a Net Operating Loss carryforward of $28,700 million, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of September 30, 2012 and 2011.

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

11.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum.  Interest income recorded on these notes for the three months ended September 30, 2012 and 2011 is $30 and $34, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2012 and 2011, the Company billed Circle $79 and $79, respectively, Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of September 30, 2012 and June 30, 2012 was $132 and $53, respectively.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three months ended September 30, 2012 and 2011, the Company billed Mr. Sillerman $69 and $14, respectively.  The balance due from Mr. Sillerman as of September 30, 2012 and June 30, 2012 was $69 and $21, respectively.

Consultant

Benjamin Chen, a director, is acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  He has been paid $50 and $0 for his services through September 30, 2012 and 2011, respectively.

Line of Credit

Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, has advanced $9,000 to the Company as of September 30, 2012.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.  The Company’s investment in overnight money market institutional funds, which amounted to $1,038 and $1,838 and as of September 30, 2012 and June 30, 2012, respectively is included in Cash and Cash Equivalents on the accompanying consolidated balance sheets is classified as a Level 1 input.  The carrying value for Cash and Cash Equivalents and Accounts Payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt of $9,000 due to Executive Officer approximates fair value due to its short term maturity. In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company may be obligated to fund a purchase price adjustment. The fair value of this obligation is $1,574 and is classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE.  Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of  $8.00 over a term of three years.  Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants").  The fair value warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements.  The fair value of the warrants when issued was $5,281 and was $4,626 as of June 30, 2012.  The warrants were marked to market as of September 30, 2012 to a fair value of $1,524.   The Company recorded a gain of $3,102 to other expense in the Consolidated Statement of Operations for the three months ended September 30, 2012.  The warrant liability is classified as a current liability on the Consolidated Balance Sheet as of September 30, 2012 , due to the Company's intention to retire these warrants in its next round of financing expected to close in the second quarter of 2013.  The Company's  warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

13.  Subsequent Events

Line of Credit Modification

On October 31, 2012, the Company's Board of Directors approved an increase in the $10,000 line of credit grid promissory note, dated as of June, 29, 2012 from $10,000 to $12,000.  A further advance of $2,000 was made on October 31, 2012 (see Note 6).

The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, the Company's independent directors approved the transaction.

Gregory Consiglio

On October 31, 2012, the Board of Directors of Viggle Inc. (the “Company”) appointed Gregory Consiglio to serve as the Company's Chief Operating Officer, effective immediately.  Mr. Consiglio, 46 years old, has served as the Company's Head of Business Development since 2011.

Mr. Consiglio's employment agreement was amended as of October 31, 2012 to provide for an increase in his annual salary from $300 to $400, as well as a grant of options to purchase 100,000 shares of the Company's common stock at a price of $2.30 per share.

AdaptiveBlue, Inc.

On November 16, 2012, the Company and VX Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AdaptiveBlue, Inc., a Delaware corporation (“AdaptiveBlue”), and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as the Stockholders' Agent.  Upon the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the transactions contemplated by the Merger Agreement, AdaptiveBlue will merge with and into Merger Sub (the "Merger"), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of Viggle.  The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the effective time of the Merger, all outstanding shares of common and preferred stock of AdaptiveBlue will be converted into the right to receive an aggregate of $25 million in cash and 48,265,731 shares of Viggle common stock, subject to a deduction for replacement options, exercisable for Viggle common stock, being issued to certain AdaptiveBlue optionholders at the effective time, and a holdback of certain shares of Viggle common stock to satisfy potential indemnification claims.

The Merger Agreement contains customary representations, warranties and covenants of Viggle and AdaptiveBlue, including, among others, AdaptiveBlue's covenant (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to solicit or enter into discussions regarding competing transactions.  The Merger Agreement requires Viggle to file a registration statement to register shares of Viggle common stock issued to stockholders of AdaptiveBlue within 60 days following the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, (i) the absence of any law or order prohibiting the consummation of the Merger, (ii) all consents, approvals, permits and authorizations having been obtained, and (iii) Viggle receiving gross proceeds from a convertible debt financing equal to or greater than $60,000.  In addition, Viggle's and AdaptiveBlue's respective obligations to consummate the Merger are subject to certain other conditions, including, among others, (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants in all material respects, (iii) no event, change, effect or circumstance occurring that would constitute a material adverse effect on the other party.

The Merger Agreement also contains certain termination rights for both Viggle and AdaptiveBlue and further provides that, upon termination of the Merger Agreement under certain circumstances, including Viggle's failure to obtain financing as described above, Viggle will be obligated to reimburse AdaptiveBlue up to $500 for its costs, fees and expenses incurred in connection with the negotiation of and performance of its obligations under the Merger Agreement and the transactions contemplated thereunder.

The Merger Agreement has been approved by the respective boards of directors of Viggle, Merger Sub and AdaptiveBlue, as well as a majority of AdaptiveBlue's stockholders.

Christopher Stephenson

On November 20, 2012, Christopher Stephenson, the Company's former Chief Marketing Officer, resigned and his employment agreement was terminated.  By mutual agreement, he has entered into a separation agreement with the Company, subject to the statutory rescission period.

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

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 Starbucks gift card can be earned for 12,500 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 375,000 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.    From time to time we may change the rewards offered and the number of points required to earn any given reward.  For the 1,108,867 reward redemptions through September 30, 2012, the average number of points used per redemption has been approximately 12,638 points and the average value of a reward for such a redemption was $7.27.

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

We launched the app to the public in the Apple iTunes App Store on January 25, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  Although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform.  We will continuously test new features and functionality and update the application with a goal of improving overall performance and usability. We have also recently launched a platform developer kit to allow third party developers to create functionality accessible from within the Viggle app.

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

Since our launch on January 25, 2012, and through September 30, 2012, 1,219,388 users have registered for our app, of which we have deactivated 75,609 for a total of 1,143,779 registered users.  Of those, we have accumulated 525,106 registered active users as of September 30, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months ended September 30, 2012, we have accumulated an average of 287,366 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month. As of September 30, 2012, our members have checked-in to 93,058,804 TV programs, spent an average of 83 minutes of active time within the Viggle app per session, and completed an average of 19.4 engagements per day. Such number is derived by dividing the average number of engagements each day by the total number of active users each day. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 1,108,867 rewards.

For the three months ended September 30, 2012, the average number of check-ins per “Active User” per month was 46.84.  That number is derived by dividing the total number of check-ins in a month by the number of “Active Users” in that month.  Also for the three months ended September 30, 2012, of the Active Users in those months, the average number of days that such Active Users were active in each month was 10.70.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as anyone who has earned or redeemed a point, other than for registration for the app, in a month

The back-end technology for the application has been designed to accommodate the significant numbers of simultaneous check-ins required to support primetime television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

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

Going Concern

Our Consolidated Financial Statements have been prepared on a going concern basis. The financial statements as of June 30, 2012 and the auditor's opinion on those financial statements contained a going concern emphasis, which implies that there is substantial doubt about the Company's ability to continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its new business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the new business will be successful.

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

Results of Operations

Results for the Three Months Ended September 30, 2012 and 2011 (amounts in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Variance
Revenues	$2,052	$—	$2,052
Cost of watchpoints and engagement points	(2,228)	—	(2,228)
Selling, general and administrative expenses	(21,700)	(33,930)	12,230
Operating loss	(21,876)	(33,930)	12,054
Other income (expense):
Other income, net	2,491		2,491
Interest income (expense), net	(83)	40	(123)
Total other income (expense)	2,408	40	2,368
Net Loss	$(19,468)	$(33,890)	$14,422

Consolidated Operating Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 (amounts in thousands)

Operating revenue for the three months ended September 30, 2012 was $2,052 versus $0 for the three months ended September 30, 2011. Cost of watchpoints and engagement points for the three months ended September 30, 2012 was $(2,228) and $0 for the three months ended September 30, 2011. Selling, general and administrative expenses were $(21,700) for the three months ended September 30, 2012 and $(33,390) for the three months ended September 30, 2011.

Revenues

Operating revenue in the three months ended September 30, 2012 increased by $2,052 primarily from the sale of advertising on the Viggle app. There was no operating revenue for the three months ended September 30,2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended September 30, 2012 increased by $2,228 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended September 30, 2012 by $12,230 , primarily due to increases in personnel costs of $4,754 (including $2,656 of increased stock based compensation charges), an increase of $2,000 in technical and operating costs to run the product, increases of $800 in marketing expenses, $684 of professional fees, $255 of office rents, $400 of depreciation and amortization expense~~,~~ and $240 travel and entertainment, offset by a decrease of $(19,456) of stock compensation cost (related to an Executive Officer participation in the August 2011 Private Placement), decreases of $(1,150) (including $1,125 of stock based compensation) in Board of Director fees, and a decrease in start up and development costs of $(1,900).

Other Income, Net

Other income, net includes the expense related to the valuation of the Loyalize guarantee $(611) offset by a $3,102 gain related to the valuation of the warrants payable.

Interest Income (Expense), Net

We had interest income of $35 offset by interest expense related to the Grid Note of $(118) for the three months ended September 30, 2012 versus $40 of interest income for the three months ended September 30, 2011.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At September 30, 2012 and June 30, 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At September 30, 2012 and June 30, 2012, we had cash balances of $738 and $2,963, respectively.

Line of Credit

Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company has advanced $9,000 to the Company~~.~~ as of September 30, 2012.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

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

The Company's 12-Month Plan for its Business (amounts in thousands)

The Company has projected the plan for its business for the next 12 months (October 1, 2012-September 30, 2013), which is subject to change resulting from both internal and external circumstances.   The 12-month plan of the Company has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties.  The plan does not include any additional funding requirements related to the AdaptiveBlue, Inc. merger.  A condition to completing the AdaptiveBlue Inc. merger is the completion of $60,000 of new funding to be raised by the Company (see Note 13 in Notes to Consolidated Financial Statements for a more complete description of this transaction).  Our 12-month plan represents our estimates and assumptions only as of the date of this report, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this report. The Company does not warrant or guarantee the foregoing.

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

Since our launch on January 25, 2012, and through September 30, 2012, 1,219,388 users have registered for our app, of which we have deactivated 75,609 for a total of 1,143,779 registered users.  Of those, we have accumulated 525,106 registered active users as of September 30, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months September 30, 2012 we have accumulated an average of 287,366 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month.

For the three months ended September 30, 2012, the average number of check-ins per “Active User” per month was 46.84.  That number is derived by dividing the total number of check-ins in a month by the number of “Active Users” in that month.  Also for the three months ended September 30, 2012, of the Active Users in those months, the average number of days that such Active Users were active in each month was 10.70.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as anyone who has earned or redeemed a point, other than for registration for the app, in a month

As of September 30, 2012, our members have checked-in to 93,058,804 TV programs, spent an average of 83 minutes of active time within the Viggle app per session, completed an average of 19.4 engagements per day. Such number is derived by dividing the average number of engagements each day by the total number of active users each day. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 1,108,867 rewards.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.  While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Cash Flows for the Three Months Ended September 30, 2012 (amounts in thousands)

Operating Activities

Cash used in operating activities of $8,280 for the three months ended September 30, 2012 consisted of $3,938 primarily related to salaries and related employee benefits costs, $1,800 for cost rewards (primarily gift cards), $1,500 of technical and operating costs to run the product, $604 of marketing-related costs, $300 professional fees, $255 of rent expense and $240 of travel and entertainment expenses.

Investing Activities

$522 was used in investing activities for the three months ended September 30, 2012, which consisted of $453 used for the purchase of property and equipment, and $69 used for capitalized software costs.

Financing Activities

Cash provided by financing activities of $6,577 for the three months ended September 30, 2012 mainly reflects the proceeds from the Grid Note.

Cash Flows for Three Months Ended September 30, 2011 (amounts in thousands)

Operating Activities

Cash used in operating activities of $3,627 for the three months ended September 30, 2011 consisted primarily of $2,107 of salaries and related employee benefit costs, $651 of product development costs, $200 of marketing related costs, $150 of outside legal fees, $160 of rent expense and $359 of travel and entertainment expenses.

Investing Activities

$3,469 was used in investing activities for the three months ended September 30, 2011 which consisted of $105 used for the purchase of  equipment, $744 used for capitalized software costs, and $2,620 used for the WatchPoints acquisition.

Financing Activities

Cash provided by financing activities of $33,401 for the three months ended September 30, 2011 reflects proceeds from the issuance of common stock as part of the August 25, 2011 private placement.

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

Commitments and Contingencies

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

Application of Critical Accounting Policies

During the three months ended September 30, 2012, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

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

Since there is substantial doubt as to the Company's ability to continue as a going concern as noted in BDO's opinion for the fiscal year ended June 30, 2012, it may be difficult for the Company to effectuate its business plan.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Our financial statements have been prepared on a going concern basis.  Unanticipated costs and expenses, or the inability to generate revenues, could require additional financing; which would be sought through equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, implementing its business plan, developing its property and/or meeting its obligations. This could result in the entire loss of any investment in shares of the Company's common stock. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the Financial Statements included in the Company's Form 10-K  for the fiscal year ended June 30, 2012.

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

As of November 20, 2012, approximately 55,512,455 shares of our common stock, not including currently exercisable warrants, are owned by Sillerman and current affiliates and insiders representing control of approximately 73% of the total voting power, with Sillerman, together with Robert F.X. Sillerman personally, directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 2. UNREGISTERED SALE OF EQUITY AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On November 19, 2012, the Company filed a Current Report on Form 8-K describing the proposed merger with AdaptiveBlue, Inc. described in Note 13 of this Form 10-Q. For supplementary detail regarding the proposed merger, please refer to the description contained in such Form 8-K.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description

4.3	Form of Warrant (1)
4.4	KPLB LLC Subscription Agreement (1)
4.5	Adage Subscription Agreement
10.2	Asset Contribution Agreement, dated February 11, 2011, between Sillerman Investment Corporation and Function(x) Inc. (2)
10.3	Function(x) 2011 Executive Incentive Plan. (3)
10.4	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (2)
10.5	Employment Agreement, dated February 15, 2011, between Function(x) Inc. and Janet Scardino (2)
10.6	Employment Agreement, dated May 11, 2011, between Function(x) Inc. and Chris Stephenson (4)
10.7	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (5)
10.8	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (6)
10.9	Promissory Note, dated February 8, 2011, among Mitchell J. Nelson, Leslie Nelson and Function(x) Inc. (6)
10.10	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (7)
10.11	Form of Unit Subscription Agreement (8)
10.12	Form of Subscription Agreement, dated February 8, 2011. (9)
10.13	MMS Registration Rights Agreement.
10.14	Line of Credit Agreement dated December 22, 2011 between Function(x) Inc. and TIPPT Media Inc. (10)
10.15	Stockholders Agreement dated December 22, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (10)
10.16	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (11)
10.17	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (12)
10.18	Form of Line of Credit Grid Promissory Note (12)
10.19	Form of Unit Subscription Agreement (13)
10.20	Form of Warrant (13)
10.21	Purchase Money Note (13)
10.22	Amended and Restated Promissory Note (13)
10.23	Amended and Restated Stockholders Agreement (13)
10.24	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012 (14)
10.25	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (15)
10.26	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (15)
10.27	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio (16)
10.28	Employment Agreement, dated February 16, 2012 between Function(x) Inc. and William B. Manning (16)
10.29	Amended and Restated Line of Credit Agreement, dated October 31, 2012 between Viggle Inc. and Sillerman Investment Company LLC (17)
10.30	Amendment to Employment Agreement, dated October 31, 2012, between Viggle Inc. and Gregory Consiglio (17)
14.1	Code of Business Conduct and Ethics (16)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)	Incorporated by reference to the registrant's registration statement on Form S-1 filed on May 25, 2011
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 16, 2011
(3)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 22, 2011
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on May 12, 2011
(5)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on November 23, 2011
(6)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(7)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 3, 2011
(8)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on August 26, 2011
(9)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on December 30, 2011.
(10)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 29, 2011
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2012
(12)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on April 5, 2012
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed on May 15, 2012
(14)	Incorporated by reference to the registrant's registration statement on Form S-1/A filed on July 6, 2012
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on September 14, 2012
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on October 15, 2012
(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on November 2, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Viggle Inc.

November 20, 2012	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	November 20, 2012
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ MITCHELL J. NELSON	November 20, 2012
Mitchell J. Nelson, Executive Vice President, General Counsel and Secretary

By:	/s/ JOHN C. SMALL	November 20, 2012
John C. Small Chief Financial Officer (Principal Accounting Officer)

By:	/s/ BENJAMIN CHEN	November 20, 2012
Benjamin Chen, Director

By:	/s/ PETER HORAN	November 20, 2012
Peter Horan, Director

By:	/s/ JOHN MILLER	November 20, 2012
John Miller, Director

By:	/s/ JOSEPH F. RASCOFF	November 20, 2012
Joseph F. Rascoff, Director

By:	/s/ HARRIET SEITLER	November 20, 2012
Harriet Seitler, Director