Form 10-Q
period 2012-12-31
Viggle Inc.
filed 2013-02-14
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of  February 14, 2013, there were 82,641,753 shares of the registrant's common stock outstanding.

Back to TOC

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” of this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Back to TOC

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$238	$2,963
Accounts receivable	3,417	1,424
Prepaid expenses	728	1,000
Other receivables	330	1,290
Total current assets	4,713	6,677
Restricted cash	696	696
Capitalized software costs, net	3,725	4,506
Property & equipment, net	3,052	2,861
Intellectual property, net	2,495	3,217
Goodwill	2,953	2,953
Other assets	40	40
Total assets	$17,674	$20,950
Liabilities and stockholder's equity
Current liabilities:
Accounts payable and accrued expenses	$6,553	$4,838
Reward points payable	4,589	3,454
Common stock warrant liability	943	4,626
Guarantee liability	1,465	963
Deferred revenue	172	572
Current portion of loan payable	15,000	2,500
Total current liabilities	28,722	16,953
Other long-term liabilities	1,380	1,310
Total liabilities	30,102	18,263
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 76,470,041 shares as of December 31, 2012 and June 30, 2012	76	76
Additional paid-in-capital	151,871	135,019
Due from executive officer	(3,496)	(3,426)
Accumulated deficit	(160,879)	(128,982)
Total stockholders' equity (deficit)	(12,428)	2,687
Total liabilities and stockholders' equity	$17,674	$20,950

See accompanying notes to consolidated financial statements

Back to TOC

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenues	$3,875	$—	$5,927	$—

Cost of watchpoints and engagement points	(1,571)	—	(3,800)	—
Selling, general and administrative expenses	(15,143)	(16,724)	(36,842)	(50,654)
Operating loss	(12,839)	(16,724)	(34,715)	(50,654)

Other income (expense):
Other income, net	689	—	3,181	—
Interest income (expense), net	(236)	55	(319)	95
Total other income (expense)	453	55	2,862	95

Net loss before provision for income taxes	(12,386)	(16,669)	(31,853)	(50,559)

Income tax expense	(44)	—	(44)	—

Net loss	$(12,430)	$(16,669)	$(31,897)	$(50,559)

Net loss per common share - basic and diluted	$(0.16)	$(0.22)	$(0.42)	$(0.72)

Weighted average common shares outstanding - basic and diluted	76,470,041	74,570,899	76,470,041	70,211,116

See accompanying notes to consolidated financial statements

Back to TOC

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2011	$67	$39,779	$(3,291)	$(32,471)	$4,084
Net loss	—	—	—	(96,511)	(96,511)
Private placements of common stock and warrants for cash	9	37,523	—	—	37,532
Compensation charge for fair value of common stock and warrants issued in connection with private placement	—	21,572	—	—	21,572
Interest income on notes receivable from shareholders	—	(5)	—	—	(5)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	5,916	—	—	5,916
Restricted stock based compensation	—	26,576	—	—	26,576
Stock issued for WatchPoints acquisition	—	1,600	—	—	1,600
Stock issued for Loyalize	—	1,719	—	—	1,719
Capital contribution related to corporate jet	—	336	—	—	336
Notes receivable from stockholders	—	3	—	—	3
Balance June 30, 2012	$76	$135,019	$(3,426)	$(128,982)	$2,687
Net loss	—	—	—	(31,897)	(31,897)
Interest income on notes receivable from shareholders	—	—	—	—	—
Interest income on notes receivable from Executive Officer	—	—	(70)	—	(70)
Employee stock options - share based compensation	—	8,267	—	—	8,267
Restricted stock - share based compensation	—	8,508	—	—	8,508
Notes receivable from shareholders	—	77	—	—	77
Balance December 31, 2012	$76	$151,871	$(3,496)	$(160,879)	$(12,428)

See accompanying notes to consolidated financial statements

Back to TOC

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Operating activities:
Net loss	$(31,897)	$(50,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	8,508	16,972
Employee stock options - share based compensation	8,267	3,412
Common stock and warrants issued in connection with Private Placements - share based compensation	—	19,456
Depreciation and amortization	1,870	573
Increase in fair value of Loyalize guarantee	502	—
Increase (decrease) in fair value of common stock warrants	(3,683)	324
Interest income on notes receivable from shareholder and officer	(70)	(70)
Income from deferred revenue contracts acquired with Loyalize acquisition	(194)	—
Non-cash barter revenue	597	—
Non-cash barter advertising expense	(597)	—

Changes in operating assets and liabilities:
Accounts receivable	(1,993)	—
Other receivables	960	(897)
Prepaid expenses	272	(212)
Accounts payable and accrued expenses	1,715	795
Points liability	1,135	—
Deferred revenue	(208)	—
Other liabilities	70	1,170
Net cash used in operating activities	(14,746)	(9,036)
Investing activities:
Purchase of property and equipment	(487)	(1,393)
WatchPoints acquisition	—	(2,620)
TIPPT acquisition	—	(2,250)
Loyalize acquisition	—	(3,180)
Capitalized software costs	(69)	(1,294)
Net cash used in investing activities	(556)	(10,737)
Financing activities:
Issuance of common stock and warrants for cash	—	33,413
Payments on loan	—	(24)
Loan from executive officer	12,500	—
Notes receivable shareholders	77	—
Net cash provided by financing activities	12,577	33,389
Net increase (decrease) in cash	(2,725)	13,616
Cash at beginning of period	2,963	3,794
Cash at end of period	$238	$17,410

See accompanying notes to consolidated financial statements

Back to TOC

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Supplemental cash flow information:
Cash paid during the year for interest	—	14
Non-cash financing activities:
Stock issued for WatchPoints acquisition	—	1,600
Stock issued for Loyalize acquisition	—	1,719
Loyalize guarantee	—	120
Warrants issued for TIPPT	—	2,378
Capital related to corporate jet	—	336

See accompanying notes to consolidated financial statements

Back to TOC

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc.

On February 16, 2011 the Company effectuated a 1 for 10 reverse split of its issued and outstanding common stock (the “1 for 10 Reverse Split”).  Under the terms of the 1 for 10 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-tenth of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.  On June 7, 2012, the Company effectuated a 1 for 2 reverse split (the “1 for 2 Reverse Split”). Under the terms of the 1 for 2 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-half of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.  All share and per share amounts have been restated to reflect both the 1 for 10 and the 1 for 2 reverse splits.

The financial statements for the fiscal year ended June 30, 2012 and June 30, 2011 and for the three and six months ended December 31, 2012 and 2011 reflect the results of operations of Viggle Inc. and its consolidated subsidiaries (collectively, the “Company”), each a Delaware corporation. The financial information in this report for the three and six months ended December 31, 2012 and 2011 have not been audited, but in the opinion of management all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended December 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

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

Back to TOC

On February 16, 2011, immediately after the recapitalization (the "Recapitalization") was consummated, the Company issued 6,616,299 shares of common stock to an institutional investor (for $10,000) at a price of approximately $1.52 per share, and 470,000 shares of common stock to an accredited investor (for $500) at a price of approximately $1.06 per share. The shares of common stock issued in such placements were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and the safe harbors for sales under Section 4(2) provided by Regulation D promulgated pursuant to the Securities Act.  Transfer of the shares was restricted by the Company in accordance with the requirements of the Securities Act.

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

The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization and changed its name to Function(x) Inc. on June 22, 2011 and changed its name to Viggle Inc. on May 31, 2012.  The Company has six wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc. and VX Acquisition Corp., each a Delaware corporation.

The Company's New Line of Business

Our business is built on a simple concept:  to make watching TV more rewarding.  Viggle provides an interactive platform to create more engagement with TV content and more targeted advertising through a loyalty program that rewards our users for watching television. We seek to enhance the consumer TV experience by helping consumers find what shows to watch, making the shows they watch more fun, interesting, and exciting, and rewarding consumers for being loyal to the shows they do watch.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the application. We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to source rewards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue our business.

3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposits that were required as collateral under the lease of office space.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company's allowance for doubtful accounts will be based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts.  The Company will also consider any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.  Due to the limited number of accounts receivable and the historical pattern of collections the Company's allowance for doubtful accounts as of December 31, 2012 and June 30, 2012 is $0 and $0, respectively.

Back to TOC

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three and six months ended December 31, 2012 and 2011 were not significant.

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

Barter Transactions – a barter transaction represents the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions.

Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

The Company recognized barter revenue for the three and six months ended December 31, 2012 of $597 and $597 respectively. The Company recognized barter expense for the three and six months ended December 31, 2012 of $597 and $597, respectively. The Company did not recognize any barter revenue or barter expense for the three and six months ended December 31, 2011.

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

Back to TOC

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

There was no impairment to the Company's long-lived assets as of  December 31, 2012.

Internal Use Software

The Company recorded $2,350 of capitalized software as part of the Loyalize acquisition as of December 31, 2012 and June 30, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and amortized.   For the three and six months ended December 31, 2012 amortization expense has been recorded of $196 and $392, respectively.  No amortization expense was recorded in the comparable periods in 2011.

The Company records and capitalizes computer software and, appropriately, certain internal costs have been capitalized in the amounts of $2,816 and $2,747 as of December 31, 2012 and June 30, 2012, respectively, in accordance with ASC 350-40.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and amortized.   For the three and six months ended December 31, 2012 amortization expense has been recorded of $229 and $460, respectively.  No amortization expense was recorded in the comparable periods in 2011.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and six months ended December 31, 2012 was $1,429 and $3,004, respectively.  Marketing expense for the Company for the three and six months ended December 31, 2011 was $820 and $1,723, respectively.

Back to TOC

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

4.  Property and Equipment

Property and Equipment consists of the following:

	December 31, 2012	June 30, 2012

Leasehold Improvements	$2,024	$1,839
Furniture and Fixtures	546	441
Computer Equipment	974	785
Software	103	95
Total	3,647	3,160
Accumulated Depreciation and Amortization	(595)	(299)
Property and Equipment, net	$3,052	$2,861

Depreciation and amortization charges to selling, general and administrative expenses for the six months ended December 31, 2012 and 2011 amounted to $296 and $59, respectively.

Back to TOC

5.  Intellectual Property

		December 31, 2012			June 30, 2012
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,209	$(1,754)	$2,455	$4,209	$(1,052)	$3,157
Intellectual Property	24 months	80	(40)	40	80	(20)	60

Total		$4,289	$(1,794)	$2,495	$4,289	$(1,072)	$3,217

Amortization of intellectual property charges to selling, general and administrative expenses for the three and six months ended December 31, 2012 amounted to $361 and $722, respectively.  Amortization of intellectual property charges to selling, general and administrative expenses for the three and six months ended December 31, 2011 amounted to $351 and $351, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2013	$1,443
2014	1,423
2015	351
2016	—
2017	—

6. Loans Payable

On June 29, 2012, Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company,  agreed to provide the Company a $10,000 line of credit pursuant to a  grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  On October 25, 2012 and on December 12, 2012 the Grid Note was amended and restated to increase the amounts available for borrowing under the line of credit to $12,000 and $15,000, respectively.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amount at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

As of December 31, 2012 and June 30, 2012, the Company had drawn $15,000 and $2,500, respectively on the Grid Note.  The interest expense on the Grid Note payable for the three and six months ended December 31, 2012 was $271 and $389, respectively. The interest expense on the Grid Note payable for the three and six months ended December 31, 2011 was $0 and $0, respectively.

Back to TOC

On January 4, 2013 the Grid Note was amended and restated to increase the amount available for borrowing under the line of credit to $20,000 (see Note 13).

On February 11, 2013, Sillerman Investment Company II, LLC provided an additional line of credit to the Company of up to $25,000 (See Note 13).

7. Commitments and Contingencies

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company's election, provided that such additional consideration shall not be payable until claims, if any, which remain subject to determination and which are secured by the 104,892 shares that are held in escrow are no longer outstanding, and the additional consideration shall be eliminated to the extent final claims exceed the value of the shares then remaining in escrow.  The guarantee was recorded at $120 at the time of the acquisition and subsequently has been marked to market to a fair value of $1,465 at December 31, 2012. The Company has recorded a gain of $109 and a charge of $502 which is reflected in other income,net in the Consolidated Statement of Operations for the three and six months ended December 31, 2012, respectively.  The Company has recorded a $1,465 liability for the guarantee in the Consolidated Balance Sheet as of December 31, 2012.

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

8. Stockholders’ Equity

As of December 31, 2012 and June 30, 2012, there were 300,000,000 shares of authorized common stock and 76,470,041 shares of common stock issued and outstanding. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

9. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2012, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

Back to TOC

	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	2,886,668	29.45

Granted	—	—
Vested	(5,833)	11.77
Forfeited and cancelled	(441,667)	21.14
Nonvested at December 31, 2012	2,439,168	30.57

The total compensation was $2,890 and $8,508 for the three months and six months ended December 31, 2012 respectively.   The total compensation was $8,594 and $16,972 for the three months and six months ended December 31, 2011 respectively.  As of December 31, 2012 and June 30, 2012 there was $59,519 and $112,995 respectively in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company's stock option activity for three months ended December 31, 2012:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2012	3,067,503	$6.24
Granted	14,032,976
Exercised	—
Forfeited and cancelled	(2,061,063)
Outstanding at December 31, 2012	15,039,416	1.89
Exercisable at December 31, 2012	5,158,019	1.78

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period.  The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three months and six months  ended December 31, 2012 and 2011 were estimated based on the following weighted average assumptions:

Back to TOC

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Expected volatility	80%	60%	80%	60%
Risk-free interest rate	0.98%	1.17%	1.03%	1.20%
Expected dividend yield	—	—	—	—
Expected life (in years)	6.76	6.25	6.47	6.25
Estimated fair value per option granted	$0.98	$3.55	$0.99	$3.87

The total compensation expense of $2,045 and $8,267 was included in the accompanying Statement of Operations in selling, general and administrative expenses for the three months and six months ended December 31, 2012, respectively.  The total compensation expense of $1,481 and $3,414 was included in the accompanying Statement of Operations in selling, general and administrative expenses for the three months and six months ended December 31, 2011, respectively.  14,032,976 options were granted during the six months ended December 31, 2012 and the grants provide for vesting annually in arrears over the next three years.  As of December 31, 2012, there was approximately $18,198 of total unrecognized stock-based compensation cost which will be recognized over a 3-4 year period.

10.  Income Taxes

For the three and six months ended December 31, 2012 the Company recorded an income tax provision of $44 to reflect an increase in our deferred tax liability as a result of a tax amortization causing our basis in goodwill being greater than our tax basis in the asset. For the three and six months ended December 31, 2012 and 2011, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward.  At December 31, 2012 the Company has a Net Operating Loss carryforward of $28,700, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2012 and 2011.

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

11.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum.  Interest income recorded on these notes for the three and six months ended December 31, 2012 was $35 and $70, respectively.   Interest income recorded on these notes for the three and six months ended December 31, 2011 was $35 and $70, respectively.

Back to TOC

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and six months ended December 31, 2012 the Company billed Circle $79 and $158, respectively. For the three and six months ended December 31, 2011 the Company billed Circle $78 and $157, respectively.  Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of December 31, 2012 and June 30, 2012 was $79 and $53, respectively.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three and six months ended December 31, 2012 the Company billed Mr. Sillerman $78 and $148, respectively.  For the three and six months ended December 31, 2011 the Company billed Mr. Sillerman $27 and $41, respectively.  The balance due from Mr. Sillerman as of December 31, 2012 and June 30, 2012 was $76 and $69, respectively.

Consultant

Benjamin Chen, a director, has acted as a consultant to the Company in the area of technology, systems architecture and technical operations.  For the three months and six months ended December 31, 2012 he has been paid $74 and $124 for his services, respectively.  For the three months and six months ended December 31, 2011 there were no such payments made.

Lines of Credit

Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, has advanced $15,000 to the Company as of December 31, 2012.  The advance is evidenced by a $15,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  On October 25, 2012, on December 3, 2012 and on December 12, 2012 the Grid Note was amended and restated to increase the amounts available for borrowing under the line of credit to $12,000, $12,500 and $15,000, respectively.  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.  The Grid Note was amended and restated on January 4, 2013 to increase the amounts available for borrowing under the credit line to $20,000 (see Note 13).

On February 11, 2013, Sillerman Investment Company II, LLC provided an additional line of credit to the Company of up to $25,000 (See Note 13).

Back to TOC
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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.  The Company’s investment in overnight money market institutional funds, which amounted to $0 and $1,838 as of December 31, 2012 and June 30, 2012, respectively, is included in Cash and Cash Equivalents on the accompanying Consolidated Balance Sheets and is classified as a Level 1 input.  The carrying value for Cash and Cash Equivalents and Accounts Payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s debt of $15,000 due to Chief Executive Officer approximates fair value due to its short term maturity. In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company may be obligated to fund a purchase price adjustment. The fair value of this obligation is $1,465 and is classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE.  Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of  $8.00 over a term of three years.  Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants").  The fair value warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements.  The fair value of the warrants when issued was $5,281 and was $4,626 as of June 30, 2012.  The warrants were marked to market as of December 31, 2012 to a fair value of $943.   The Company recorded a gain of $581 and $3,683 to other income, net in the Consolidated Statement of Operations for the three and six months ended December 31, 2012, respectively.  The warrant liability is classified as a current liability on the Consolidated Balance Sheet as of December 31, 2012 , due to the Company's intention to retire these warrants in its next round of financing expected to close in the second calendar quarter of 2013.  The Company's  warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

13.  Subsequent Events

Line of Credit Modification

On January 4, 2013 , the Company's Board of Directors approved an increase in the $15,000 line of credit grid promissory note, dated as of June, 29, 2012, and as amended and restated as of December 12, 2012,  from $15,000 to $20,000.  Advances of $1,000,  $2,000 and $2,000 were made on January 4, 2013, January 22, 2013, and February 7, 2013, respectively (see Note 6).

The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company's independent directors approved the transaction.

Back to TOC

Additional Line of Credit

On February 11, 2013, Sillerman Investment Company II, LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, provided an additional line of credit (the “Second Line of Credit”) to the Company in the amount of up to $25,000.  The prior $20,000 line of credit (the “First Line of Credit Note”) has been fully drawn.

The Second Line of Credit is evidenced by a $25,000 line of credit grid promissory note, dated as of February 11, 2013 (the “Second Line of Credit Note”).  Under the Second Line of Credit Note, the Company may, from time to time, draw on the Second Line of Credit in amounts of no less than $1,000, provided that the Company is not permitted to draw on the Second Line of Credit more than once per month.  Interest will accrue on all unpaid principal amounts drawn under the Second Line of Credit Note at a simple interest rate equal to 14% per annum, with interest being paid at maturity.

The Second Line of Credit Note matures on the earlier to occur of (i) February 1, 2015, and (ii) the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of such subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus all accrued and unpaid interest thereon.

The Company has also agreed that all net proceeds received by the Company or any of its wholly-owned subsidiaries from any debt or equity offering by the Company or any of such subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.

The Company may make prepayments, in whole or in part, under the Second Line of Credit Grid Note at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

In consideration of the Lender's agreement to provide the Second Line of Credit, the Company issued to the Lender thereunder 5,000,000 shares of the Company's common stock. Such 5,000,000 shares of the Company's common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company will book stock based compensation expense in the third fiscal quarter of approximately $5,000 related to the shares issued to the Lender.

Because the transactions involving the Second Line of Credit and the Second Line of Credit Note were between the Company and an affiliate of Mr. Sillerman, who is the Executive Chairman and Chief Executive Officer of the Company, the Company formed a special committee of independent directors to review the proposed transactions.  Such special committee reviewed and unanimously approved such transactions.

The Board of Directors also approved for purposes of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”), the acquisition of all of such 5,000,000 shares of the Company's common stock by the Lender, who is a director by deputization.  Such approval was given, without limitation, for purposes of securing an exemption for such acquisition of all of such 5,000,000 shares of the Company's common stock from the provisions of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder.

The Company also intends to engage in negotiations with Mr. Sillerman and his affiliated entities relating to the First Line of Credit and the Second Line of Credit as soon as practicable in an attempt to restructure such indebtedness on a long term basis.

The foregoing descriptions of the Second Line of Credit and Second Line of Credit Note and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety.

AdaptiveBlue, Inc.

On November 16, 2012, Viggle Inc., a Delaware corporation (“Viggle”), and VX Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AdaptiveBlue, Inc., a Delaware corporation (“AdaptiveBlue”), and Shareholder Representative Services LLC, a Colorado limited liability company, in its capacity as the Stockholders' Agent.  The Merger Agreement was terminated on January 13, 2013 because the transaction did not close by the Merger Agreement's outside date.  As a result of the termination, Viggle paid AdaptiveBlue $500 for its costs, fees and expenses incurred in connection with the negotiation of and performance of its obligations under the Merger Agreement.

Back to TOC

Shared Services Agreement

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation (“SFX”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson. Mr. Nelson will continue to be paid by the Company, and SFX will either reimburse Circle Entertainment Inc. (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement.

Issuance of Shares in Connection with Loyalize Acquisition

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election.  (See Note 7)  The Company elected to pay this obligation in shares of its common stock and on February 12, 2013, issued 1,171,712 shares of its common stock in satisfaction of this obligation.

Issuance of Additional Options to Directors

On February 8, 2013, the Board of Directors also approved the issuance of 528,446 additional stock options. On February 12, 2013, the Board of Directors also approved the issuance of 50,000 additional stock options to a newly elected director. The Company expects to record a stock-based compensation charge of approximately $219 in the third quarter related to these options.

Back to TOC

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical unaudited consolidated financial statements and footnotes of the Company’s historical audited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in the Company's  Annual Report on Form 10-K filed on October 15, 2012. Our historical results of operations reflected in our historical audited consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate significant revenue.

Overview

Viggle Inc. was incorporated in Delaware in July 1994, and was formerly known as Function (x) Inc, Function (X) Inc. and Gateway Industries, Inc.

In February 2011, the Company completed a Recapitalization with Sillerman and EMH Howard.  The newly recapitalized company changed its name to Function (X) Inc. effective as of the date of the Recapitalization, changed its name to Function(x) Inc. on June 22, 2011. On May 31, 2012, the Company changed its name to Viggle Inc.  We have six wholly owned subsidiaries, Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Function(x) Inc., Viggle Media Inc. and VX Acqusition Corp.  Upon completion of the Recapitalization, the Company changed course after being inactive from October 2010.  The Recapitalization and the resulting change in management were the initial steps in the Company developing a new operating business. Its new direction is intended to provide a platform for investments in media and entertainment, with a particular emphasis on digital and mobile technology.

Our business is built on a simple concept:  to make watching TV more rewarding.  Viggle provides an interactive platform to create more engagement with TV content and more targeted advertising through a loyalty program that rewards our users for watching television. We seek to enhance the consumer TV experience by helping consumers find what shows to watch, making the shows they watch more fun, interesting, and exciting, and rewarding consumers for being loyal to the shows they do watch.  Users receive points for checking in to and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  We plan to generate revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the application. We currently do not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  We have purchased and will continue to source rewards from vendors that we will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that we will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue its business.

Back to TOC

The Company's loyalty program is delivered to consumers in the form of a free application, or app, that works on multiple device types, including mobile phones and tablets.  The user experience is simple.  The consumer downloads the app, creates an account and while watching TV, taps the check in button.  Using the device's microphone, the application collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from approximately 170 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in. Users can redeem the points within the app's rewards catalogue for items that have a monetary value such as movie tickets, music, gift cards and charitable contributions.

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

Our program is designed to give users rewards for checking-in to television shows and for performing other engagements within the Viggle app.  For example, when a user checks-in to a television program, that user will receive approximately 60 points for each hour checked in.  In addition, users may earn additional points for checking into certain specified shows or performing certain engagements within the app, such as participating in a poll or quiz or viewing an advertisement.  For example, if a user checks into a show for which we are rewarding extra points, the user may receive 50 extra points so long as the user remains checked in for at least ten minutes or alternatively, the user may receive 250 extra points for watching the entire show or alternatively, the user may receive 200 extra points for watching the show live instead of time-shifted.  This would also apply to participating in a poll or interactive game or other engagement to which extra points have been allocated, such as our Viggle Live events or MyGuy real-time fantasy sports games. The number of points that a user may earn in a day may be capped.  For example, we currently cap the number of points a user earns at 6,000 per day.  We may change from time to time the number of points that a user may earn for checking into shows and for engaging in certain actions on our app, and the daily cap on points.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 Starbucks gift card can be earned for 12,500 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 375,000 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.   From time to time we may change the rewards offered and the number of points required to earn any given reward.  For the 1,336,972 reward redemptions through December 31, 2012, the average number of points used per redemption has been approximately 13,568 points and the average value of a reward for such a redemption was $7.43.

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

We launched the app to the public in the Apple iTunes App Store in January, 2012. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  Although we have launched the app to the public, there is no guarantee how successful the launch will be or how effectively the technology will perform.  We will continuously test new features and functionality and update the application with a goal of improving overall performance and usability. We have also recently launched a platform developer kit to allow third party developers to create functionality accessible from within the Viggle app.

The first version of the application was approved by Apple and launched to the public in the Apple iTunes App Store in January, 2012. It has been updated periodically.  The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  On June 27, 2012, we released a version of the application for use on Android smartphones and tablets.  Although we have launched the app to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the application with a goal of improving overall performance and usability.

Back to TOC

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

Since our launch in January, 2012, and through December 31, 2012, 1,732,528 users have registered for our app, of which we have deactivated 108,883 for a total of  1,623,645 registered users.  Of those, we have accumulated 746,899 registered active users as of December 31, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months ended December 31, 2012, we have accumulated an average of 348,843 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month. As of December 31, 2012, our members have checked-in to 133,341,953 TV programs and spent an average of 75 minutes of active time within the Viggle app per session.  Users have redeemed a total of 1,336,972 rewards.

Also for the three months ended December 31, 2012, of the Active Users in those months, the average number of days that such Active Users were active in each month was 9.0.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as anyone who has earned or redeemed a point, other than for registration for the app, in a month.

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

We have hired personnel with diverse backgrounds in general management and in digital media and entertainment, along with specialists in product development, editorial, graphic design, software engineering, marketing, analytics, sales, business development, human resources, finance and legal for the purpose of developing the business plan, building the product, generating ad sales with brand and network marketers, and acquiring and retaining customers.

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

Back to TOC

Audio fingerprinting and matching technology
Using proprietary technology, audio from approximately 170 English and Spanish television channels within the United States is sampled in real-time and converted into digital fingerprints that can be used to uniquely identify each individual television program.   These fingerprints are then stored in a reference database in leased cloud infrastructure.

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

Ad serving technology
Viggle uses third party ad serving technology to manage advertising campaigns, serve ads to users within the Viggle application, and report on the delivery of these advertisements.   Viggle has also created proprietary software, hosted on leased hardware in our co-location facility, which integrates with the 3rd party technology to define a number of Viggle points available to a user for completing an ad view and subsequently interfacing with the event processor to assign these points upon each completed ad view.

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

Back to TOC

Revenue

The application became available to the public in January, 2012.  We have begun to generate revenue. Advertising is sold primarily direct to brand marketers and television networks by our dedicated sales team.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18-49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our application into their client proposals.  We have and plan to generate revenue from standard mobile media advertising sales and affiliate programs: (i) when our users click and view advertisements in our application, (ii) when our users complete an engagement (defined as a poll or quiz or game or slide show) appearing in our application that is created by an advertising agency or the Company's brand partners or by our team; and/or (iii) through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our application to other applications and/or websites.  With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Therefore, our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions (CPM) and/or per completed engagement (CPE).  The third-party ad server then serves the ads and/or engagements within the application during the course of using the Viggle app.  As impressions and engagements are delivered and completed, we will bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

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

Users earn points for various activities and the Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its Consolidated Statement of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

Back to TOC

Results of Operations

Results for the Three and Six Months Ended December 31, 2012 and 2011 (amounts in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	$ Change	2012	2011	$ Change
Revenues	$3,875	$—	$3,875	$5,927	$—	$5,927
Cost of watchpoints and engagement points	(1,571)	—	(1,571)	(3,800)	—	(3,800)
Selling, general and administrative expenses	(15,143)	(16,724)	1,581	(36,842)	(50,654)	13,812
Operating loss	(12,839)	(16,724)	3,885	(34,715)	(50,654)	15,939
Other income (expense):
Other income, net	689	—	689	3,181	—	3,181
Interest income (expense), net	(236)	55	(291)	(319)	95	(414)
Total other income (expense)	453	55	398	2,862	95	2,767
Net loss before provision for income taxes	(12,386)	(16,669)	4,283	(31,853)	(50,559)	18,706
Income tax expense	(44)	—	(44)	(44)	—	(44)
Net loss	$(12,430)	$(16,669)	$4,239	$(31,897)	$(50,559)	$18,662

Consolidated Operating Results for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 (amounts in thousands)

Revenue for the three months ended December 31, 2012 was $3,875 versus $0 for the three months ended December 31, 2011. Cost of watchpoints and engagement points for the three months ended December 31, 2012 was $(1,571) and $0 for the three months ended December 31, 2011. Selling, general and administrative expenses were $(15,143) for the three months ended December 31, 2012 and $(16,724) for the three months ended December 31, 2011.

Revenues

Revenue in the three months ended December 31, 2012 increased by $3,875 primarily from the sale of advertising on the Viggle app. There was no operating revenue for the three months ended December 31, 2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended December 31, 2012 increased by $(1,571) primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the three months ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three months ended December 31, 2012 by $1,581 , primarily due an increase of $1,105 in technical and operating costs to run the product, $1,175 increase of professional fees, increase of $597 in marketing costs, $102 increase of office rents, $459 increase of depreciation and amortization expense and $63 increase of travel and entertainment expenses, offset by decreases in personnel costs of $(4,236) (including $4,793 of decreased stock based compensation charges), a decrease of $(467) (including $348 of decreased stock based compensation) in Board of Director fees, and a decrease in start up and development costs of $(664).

Other Income, Net

Other income, net includes gains related to the valuation of the Loyalize guarantee $109 plus a $580 gain related to the valuation of the warrants payable.

Interest Income (Expense), Net

We had interest income of $34 offset by interest expense related to the Grid Note of $(270) for the three months ended December 31, 2012 versus $55 of interest income for the three months ended December 31, 2011.

Back to TOC

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2012 and June 30, 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.  For the three and six months ended December 31, 2012 the Company recorded an income tax provision of $44 to reflect an increase in our deferred tax liability as a result of a tax amortization causing our basis in goodwill being greater than our tax basis in the asset.

Consolidated Operating Results for the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011 (amounts in thousands)

Revenue for the six months ended December 31, 2012 was $5,927 versus $0 for the six months ended December 31, 2011. Cost of watchpoints and engagement points for the six months ended December 31, 2012 was $(3,800) and $0 for the six months ended December 31, 2011. Selling, general and administrative expenses were $(36,842) for the six months ended December 31, 2012 and $(50,654) for the six months ended December 31, 2011.

Revenues

Revenue in the six months ended December 31, 2012 increased by $5,927 primarily from the sale of advertising on the Viggle app. There was no operating revenue for the six months ended December 31, 2011.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the six months ended December 31, 2012 increased by $3,800 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.  There were no such costs for the six months ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the six months ended December 31, 2012 by $13,812 , primarily due to increases in personnel costs of $637 (including $1,745 of decreased stock based compensation charges), an increase of $2,555 in technical and operating costs to run the product, increases of $1,281 in marketing expenses, $1,858 of professional fees, $213 of office rents, $1,297 of depreciation and amortization expense and $1,256 outside labor costs, offset by a decrease of $(19,456) of stock compensation cost (related to an Executive Officer participation in the August 2011 Private Placement), decreases of $(2,011) (including $1,865 of decreased stock based compensation) in Board of Director fees, and a decrease in start up and development costs of $(1,315).

Other Income, Net

Other income, net includes the expense related to the valuation of the Loyalize guarantee $(502) offset by a $3,683 gain related to the valuation of the warrants payable.

Interest Income (Expense), Net

We had interest income of $70 offset by interest expense related to the Grid Note of $(389) for the six months ended December 31, 2012 versus $95 of interest income for the six months ended December 31, 2011.

Back to TOC

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2012 and June 30, 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.  For the three and six months ended December 31, 2012 the Company recorded an income tax provision of $44 to reflect an increase in our deferred tax liability as a result of a tax amortization causing our basis in goodwill being greater than our tax basis in the asset.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA

The Company provides a non-GAAP measure for adjusted rewards costs as an alternative view of the Company's cost of providing rewards to its users.  The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of watchpoints and engagement points and in Selling, general and administrative expenses.  Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, that a useful financial measure for investors is to provide to them the amount of cash the company has actually paid to provide rewards to its users.  The Company also presents Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation and adjustment to rewards costs.  Management uses these non-GAAP financial measures for financial and operational decision making.  Management further believes that these non-GAAP financial measures provide useful information about operating results, enhance the overall understanding of the Company’s past financial performance and allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making.

We exclude the following items, or make the following adjustments from one or more of our non-GAAP financial measures:

Stock-based compensation. The Company excludes stock-based compensation because it is non-cash in nature and because the Company believes that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance and liquidity. The Company further believes this measure is useful to investors in that it allows for greater transparency to certain line items in its financial statements and facilitates comparisons to competitors' operating results.

Adjustments to Rewards Costs.  The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of watchpoints and engagement points and in Selling, general and administrative expenses.  Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, a more useful financial measure for investors is to provide to investors with the amount of cash the company has actually paid to provide rewards to its users.  This is also the measure that the Company’s management uses in its financial and operational decision-making.

The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of operating income prepared in accordance with generally accepted accounting principles in the United States (GAAP).  Since adjusted reward costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and therefore, may not be comparable to the calculation of similar measures of other companies.  A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows.

Back to TOC

	Reconciliation of rewards cost to adjusted rewards costs
Adjusted Rewards Costs	Three Months Ended		Six Months Ended
Amounts in 000's	December 31,		December 31,
	2012	2011	2012	2011
Cost of watchpoints and engagement points as reported	$(1,571)	$—	$(3,800)	$—
Selling, general and administrative expenses as reported	(15,143)	(16,724)	(36,842)	(50,654)
Adjustment to cost of watchpoints and engagement points	329	—	733	—
Adjustment to Selling, general and administrative expenses	186	—	403	—
Adjustment to cost of watchpoints and engagement points	(1,242)	—	(3,067)	—
Adjustment to Selling, general and administrative expenses	(14,957)	(16,724)	(36,439)	(50,654)

	Reconciliation of Operating Loss to Adjusted EBITDA
Adjusted EBITDA	Three Months Ended		Six Months Ended
Amounts in 000's	December 31,		December 31,
	2012	2011	2012	2011
Revenue	$3,875	—	$5,927	—

Operating loss as reported	$(12,839)	$(16,724)	$(34,715)	$(50,654)
Add:
Stock compensation costs	4,936	10,076	16,775	39,840
Adjustment to rewards costs
Adjustment to cost of watchpoints and engagement points	329	—	733	—
Adjustment to Selling, general and administrative expenses	186	—	403	—
Depreciation and amortization costs	937	476	1,870	573
Adjusted EBITDA *	$(6,451)	$(6,172)	$(14,934)	$(10,241)
* Adjusted EBITA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation and adjustment to rewards costs

Back to TOC

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At December 31, 2012 and June 30, 2012, we had cash balances of $238 and $2,963, respectively.

Lines of Credit

Sillerman Investment Company LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, has advanced $15,000 to the Company as of December 31, 2012.  The advance is evidenced by a $10,000 line of credit grid promissory note, dated as of June 29, 2012, that was executed and delivered by the Company in favor of the Lender (the “Grid Note”) on July 6, 2012.  On October 25, 2012, December 3, 2012, December 12, 2012 and on January 4, 2013 the Grid Note was amended and restated to increase the amounts available for borrowing under the line of credit to $12,000, $12,500, $15,000 and $20,000, respectively (as amended and restated, also the "Grid Note").  Under the Grid Note, the Company may periodically draw on the line of credit in amounts of no less than $100, and interest will accrue on all unpaid principal amounts at a simple interest rate equal to 9% per annum.  The Company is not permitted to make draws more than once per month.  The Grid Note matures on the earlier to occur of (i) June 29, 2013 or (ii) upon the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Grid Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus accrued and unpaid interest thereon.  All net proceeds received by the Company or any of its wholly owned subsidiaries from any debt or equity offering by the Company or any of its wholly-owned subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued but unpaid interest outstanding under the Grid Note.  The Company may make prepayments in whole or in part under the Grid Note at any time, provided accrued, but unpaid interest is paid through the prepayment date.

The Company intends to use the proceeds from the Grid Note to fund working capital requirements and for general corporate purposes.  Because the Lender is an affiliate of the Company's Executive Chairman and Chief Executive Officer, a majority of the Company's independent directors approved the Grid Note.

The foregoing description of the line of credit is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Grid Note, a copy of which is filed as Exhibit 10.34 hereto.

On February 11, 2013, Sillerman Investment Company II, LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of Viggle Inc. (the “Company”), provided an additional line of credit (the “Second Line of Credit”) to the Company in the amount of up to $25,000.  The prior $20,000 line of credit, as previously described in the Company's Current Report on Form 8-K, filed on January 11, 2013, has been fully drawn (the “First Line of Credit Note”).

The Second Line of Credit is evidenced by a $25,000 line of credit grid promissory note, dated as of February 11, 2013 (the “Second Line of Credit Note”).  Under the Second Line of Credit Note, the Company may, from time to time, draw on the Second Line of Credit in amounts of no less than $1,000, provided that the Company is not permitted to draw on the Second Line of Credit more than once per month.  Interest will accrue on all unpaid principal amounts drawn under the Second Line of Credit Note at a simple interest rate equal to 14% per annum, with interest being paid at maturity.

The Second Line of Credit Note matures on the earlier to occur of (i) February 1, 2015, and (ii) the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of such subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus all accrued and unpaid interest thereon.

The Company has also agreed that all net proceeds received by the Company or any of its wholly-owned subsidiaries from any debt or equity offering by the Company or any of such subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.

The foregoing description of the line of credit is not complete and is qualified by reference to, and should be read in conjunction with, the full text of the Second Line of Credit Note, a copy of which is filed as Exhibit 10.35 hereto.

The Company's capital requirements to fund its business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards.  These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest cost to our business for the foreseeable future, and therefore, controlling these costs will have the greatest impact on our liquidity and capital resources.  We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle app, we expect to generate revenue from the sale of digital media within our application and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the application. In respect to our operating costs, employee salaries, the amount of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception for leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, and to market the Viggle app over the next 12 months.  The overall level of expenses will be reflective of management's view of the current opportunities for the Viggle app within the marketplace.  Even though we utilize significant computing resources to run our mobile platform, we purchase some server hardware, but we lease the majority of needed computing hardware, bandwidth, and co-location facilities.  Accordingly, we can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of business plan for the next twelve months.

Back to TOC

The Company's 12-Month Plan for its Business (amounts in thousands)

The Company has projected the plan for its business for the next 12 months (January 1, 2013-December 31, 2013), which is subject to change resulting from both internal and external circumstances.   The 12-month plan of the Company has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties.  Our 12-month plan represents our estimates and assumptions only as of the date of this report, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this report. The Company does not warrant or guarantee the foregoing.

The Company's current plan will require additional capital of approximately $27,000 over the next 12-month period.  We expect the $27,000 (in excess of cash currently held by the Company) will be required to cover the fixed expenses and capital needs of the Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures.   As described above the Company has secured a Second Line of Credit line for $25,000.  This combined with the $2,000 drawn on the Grid Note will provide the Company with $27,000 of cash to fund its operations (see Footnotes #6 Loan Payable and #13 Subsequent Events in Notes to Consolidated Financial Statements). We believe revenue will continue to improve over the next twelve months as we contract to sell more advertising within the application. Additionally, we believe that as our user base grows we may be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog to help reduce cash required to fund rewards.  In addition, as our app becomes more popular we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards.  In June, we increased our revenue and added new rewards to the catalog, which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower cost rewards suggest that we should be able reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the application.  It may be challenging to grow revenue as Viggle faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within Viggle may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within Viggle.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem for a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Since our launch on January, 2012, and through December 31, 2012, 1,732,528 users have registered for our app, of which we have deactivated 108,883 for a total of 1,623,645 registered users.  Of those, we have accumulated 746,899 registered active users as of December 31, 2012.  Registered active users are computed by determining those users that are both registered on the Viggle app and have earned points within the preceding 90 days.  In addition, for the three months December 31, 2012 we have accumulated an average of 348,843 monthly active users.  Monthly active users are computed by determining those users that are both registered on the Viggle app and that have earned or redeemed points, other than points received for registering for the Viggle app, in the particular month.

Back to TOC

Also for the three months ended December 31, 2012, of the Active Users in those months, the average number of days that such Active Users were active in each month was 9.0.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as anyone who has earned or redeemed a point, other than for registration for the app, in a month

As of December 31, 2012, our members have checked-in to 133,341,953 TV programs and spent an average of 75 minutes of active time within the Viggle app per session. Users have redeemed a total of 1,336,972 rewards.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.  While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Cash Flows for the Six Months Ended December 31, 2012 (amounts in thousands)

	Six Months Ended December 31,
	2012	2011

Net cash used by operating activities	(14,746)	(9,036)
Net cash used in investing activities	(556)	(10,737)
Net cash provided by financing activities	12,577	33,389

Operating Activities

In the six months ended December 31, 2012 net cash used in operating activities was $(14,746) including our net loss of $(31,897) and non cash charges of $15,202.  In addition cash inflows from changes in operating assets and liabilities included a decrease in other receivables of $960 due to payment received from our landlord related to leasehold improvements, a decrease in prepaid expenses of $272 related to a reduction in the number of gift cards in our rewards catalog, an increase in accounts payable and accrued expense of $1,712 primarily due to the timing in payment of invoices, an increase in points liability of $1,135 related to the increase in the number of people using our App, offset by an increase in accounts receivable of $(1,993) due to increased billings, and a decrease in deferred revenue $(208) related to the reclassification of amounts to be earned in connection with a contract acquired in the Loyalize acquisition.

In the six months ended December 31, 2011 net cash used in operating activities was $(9,036)  including our net loss of $(50,559) and non cash charges of $40,667.  In addition cash inflows from changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $795 primarily due to the timing in payment of invoices, an increase in other liabilities of $1,170 related to deferred rent, offset by an increase in other receivables of $(897) due amounts received from our landlord, an increase in prepaid expenses of $(212) related to a increase in the number of gift cards in our rewards catalog.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2012 was $(556) consisting of capital expenditures for computer related equipment and capitalized software costs.

Cash used in investing activities in the six months ended December 31, 2011 was $(10,737)  consisting of $(1,393) purchase of property and equipment primarily related to leasehold improvements, $(2,620) used for the WatchPoints acquisition, $(2,250) used for the TIPPT acquisition, $(3,180) used for the Loyalize acquisition and $(1,294) of capitalized software costs.

Back to TOC

Financing Activities

Cash provided by financing activities in the six months ended December 31, 2012 of $12,577 consisted primarily of $12,500 of cash proceeds from the Grid Note.

Cash provided by financing activities in the six months ended December 31, 2011 of $33,389 consisted primarily of $33,314 proceeds from the issuance of common stock and warrants.

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

Application of Critical Accounting Policies

During the six months ended December 31, 2012, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Back to TOC

Interest Rate Risk

Although certain subscription agreements were funded on the basis of promissory notes, the interest rate in those notes has been fixed and is not subject to variation.  To the extent that we have or maintain deposits with financial institutions that pay interest on those deposits, we have market risk.

ITEM 4  CONTROLS AND PROCEDURES

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Back to TOC

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

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient debt or equity.   There is no assurance such debt and/or equity offerings will be successful or that we will remain in business or be able to implement our business plan if such offerings are not successful.

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

Back to TOC

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

Back to TOC

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

As of February 14, 2013, approximately 60,512,455 shares of our common stock, not including currently exercisable warrants or options, are owned by Sillerman and current affiliates and insiders representing control of approximately 73% of the total voting power, with Sillerman, together with Robert F.X. Sillerman personally, directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Back to TOC

Some of our officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Robert F.X. Sillerman, our Executive Chairman and director, and Mitchell Nelson, our Executive Vice President, General Counsel, Secretary and director, are each engaged in other business endeavors.  Mr. Sillerman is a director of Circle Entertainment Inc. (“Circle”) and Mr. Nelson is Executive Vice President, General Counsel and Corporate Secretary of Circle.  Additionally, Mr. Sillerman is also the Chairman and Chief Executive Officer of SFX Holding Corporation ("SFX"), a new company in the live entertainment business.  Under Mr. Sillerman's employment agreement with the Company, he is obligated to devote his working time to the Company's affairs, but may continue to devote time to other outside non-competitive businesses.  Mr. Sillerman has agreed to present to the Company any business opportunities related to or appropriate for the Company's business plan.  Pursuant to Mr. Nelson's employment agreement, he is obligated to devote such time and attention to the affairs of the Company as is necessary for him to perform his duties as Executive Vice President and General Counsel.  He is also entitled to perform similar functions for Circle and/or SFX pursuant to the shared services agreements described in the section entitled “Certain Relationships and Related Transactions” below.  Although Circle, SFX, and the Company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought.  Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the board of directors, as set forth in the Company's Code of Business Conduct and Ethics.  The Company's Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.  For a description of the Company's Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” in the Company's Annual Report on Form 10-K filed on October 15, 2012.

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

Back to TOC

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

Back to TOC

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

If we fail to detect fraud, including click fraud, other invalid clicks on ads, or improper engagements, we could lose the confidence of our current and potential advertiser clients, incur additional costs, or both, which would cause our business to suffer.

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. When a user signs up for and downloads our app, we collect the user’s email, zip code and television provider. The email enables us to verify the user and reduces the chance of fraud. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no guarantee that our controls will be effective. As a result, estimates of our registered users, registered active users or monthly active users may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through February 10, 2013, we have invalidated 154,823 accounts for suspicious activity of a total of 2,077,753 registered accounts.  Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Back to TOC

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

The SEC opened a formal order of investigation relating to a matter regarding certain dealings in our securities by an unaffiliated third party. We have also received an informal request from the staff of the SEC, dated June 11, 2012, for the voluntary production of documents and information concerning certain aspects of our business and technology. We initially provided documents in response to such request on July 2, 2012, and we have provided supplements and documents for additional questions, as requested.  We intend to cooperate with the SEC regarding this matter and any other requests we may receive. However, there is no assurance that the SEC will not take any action against us. A determination by the SEC to take action against us could be costly and time consuming, could divert the efforts and attention of our directors, officers and employees from the operation of our business and could result in sanctions against us, any or all of which could have a material adverse effect on our business and operating results.

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

Back to TOC

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

ITEM 2.  UNREGISTERED SALE OF EQUITY AND USE OF PROCEEDS

The information set forth in Item 5. is included herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

AdaptiveBlue, Inc.

On November 19, 2012, the Company filed a Current Report on Form 8-K describing the proposed merger with AdaptiveBlue, Inc. described in Note 13 of this Form 10-Q. For supplementary detail regarding the proposed merger, please refer to the description contained in such Form 8-K.  On January 15, 2013, the Company filed a Current Report on Form 8-K announcing that the Merger Agreement with AdaptiveBlue, Inc. had been terminated.  For supplementary detail, please refer to the description in such Form 8-K.

Back to TOC

Line of Credit Modification

On January 4, 2013 , the Company's Board of Directors approved an increase in the $15,000 line of credit grid promissory note, dated as of June, 29, 2012, and as amended and restated as of December 12, 2012,  from $15,000 to $20,000.  Advances of $1,000,  $2,000 and $2,000 were made on January 4, 2013, January 22, 2013 and February 7, 2013, respectively.

The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company's independent directors approved the transaction.

Additional Line of Credit

On February 11, 2013, Sillerman Investment Company II, LLC (the “Lender”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, provided an additional line of credit (the “Second Line of Credit”) to the Company in the amount of up to $25,000.  The prior $20,000 line of credit (the “First Line of Credit Note”) has been fully drawn.

The Second Line of Credit is evidenced by a $25,000 line of credit grid promissory note, dated as of February 11, 2013 (the “Second Line of Credit Note”).  Under the Second Line of Credit Note, the Company may, from time to time, draw on the Second Line of Credit in amounts of no less than $1,000, provided that the Company is not permitted to draw on the Second Line of Credit more than once per month.  Interest will accrue on all unpaid principal amounts drawn under the Second Line of Credit Note at a simple interest rate equal to 14% per annum, with interest being paid at maturity.

The Second Line of Credit Note matures on the earlier to occur of (i) February 1, 2015, and (ii) the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of such subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.  At maturity, the Company must pay to the Lender all principal amounts then outstanding, plus all accrued and unpaid interest thereon.

The Company has also agreed that all net proceeds received by the Company or any of its wholly-owned subsidiaries from any debt or equity offering by the Company or any of such subsidiaries must first be applied toward the payment in full of all outstanding principal and accrued and unpaid interest outstanding under the Second Line of Credit Note.

The Company may make prepayments, in whole or in part, under the Second Line of Credit Grid Note at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

In consideration of the Lender's agreement to provide the Second Line of Credit, the Company issued to the Lender thereunder 5,000,000 shares of the Company's common stock. Such 5,000,000 shares of the Company's common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company will book stock based compensation expense in the third fiscal quarter of approximately $5,000 related to the shares issued to the Lender.

Because the transactions involving the Second Line of Credit and the Second Line of Credit Note were between the Company and an affiliate of Mr. Sillerman, who is the Executive Chairman and Chief Executive Officer of the Company, the Company formed a special committee of independent directors to review the proposed transactions.  Such special committee reviewed and unanimously approved such transactions.

The Board of Directors also approved for purposes of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”), the acquisition of all of such 5,000,000 shares of the Company's common stock by the Lender, who is a director by deputization.  Such approval was given, without limitation, for purposes of securing an exemption for such acquisition of all of such 5,000 shares of the Company's common stock from the provisions of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder.

The Company also intends to engage in negotiations with Mr. Sillerman and his affiliated entities relating to the First Line of Credit and the Second Line of Credit as soon as practicable in an attempt to restructure such indebtedness on a long term basis.

Back to TOC

The foregoing descriptions of the Second Line of Credit and Second Line of Credit Note and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Second Line of Credit Note attached hereto as Exhibit 10.35 and incorporated herein by reference.

Issuance of Shares in Connection with Loyalize Acquisition

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company is also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election.  (See Note 7)  The Company elected to pay this obligation in shares of its common stock and on February 12, 2013, issued 1,171,712 shares of its common stock in satisfaction of this obligation.

Issuance of Additional Options to Directors

On February 8, 2013, the Board of Directors also approved the issuance of certain additional stock options to reflect the fact that certain of the Directors have no received cash compensation.  The number of options issued to each such Director, and the exercise price of the options issued, is as follows:

		Exercise Price
Board of Directors	Total	$1.93	$1.25	$1.23
Benjamin Chen	89,686	7,686	32,000	50,000
Peter Horan	106,139	22,539	33,600	50,000
John Miller	113,570	24,870	38,700	50,000
Joseph Rascoff	114,889	25,389	39,500	50,000
Harriet Seitler	104,162	21,762	32,400	50,000

For the 50,000 options that are issued to each Director with an exercise price of $1.23, 50% of such options are vested immediately upon issuance, and the remaining 50% will vest one year after issuance.   For the remaining options above, 25% of such options are vested immediately upon issuance, and the remaining 75% will vest annually over three years, as long as the Director is still a member of the Board.

Election of Directors

On February 11, 2013, pursuant to the Written Consent in Lieu of Annual Meeting previously executed by the holder of the majority of issued and outstanding shares of the Company, the following people were elected to serve on the Company's Board of Directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified:

Robert F.X. Sillerman

Benjamin Chen

Peter C. Horan

John D. Miller

Mitchell J. Nelson

Joseph F. Rascoff

Harriet Seitler

Back to TOC

Election of Additional Director

Effective February 12, 2013, the Company's Board of Directors unanimously approved an increase in the number of members of the Board of Directors from seven (7) to eight (8) members. The Board then unanimously approved the election of Birame N. Sock as a member of the Board of Directors.  Ms. Sock was recommended by the Nominating and Corporate Governance Committee of the Company's Board of Directors. As are result of the election of Ms. Sock, the Company’s Board of Directors is currently comprised of eight members.

Ms. Sock is the founder and the Chief Executive Officer of Third Solutions, Inc., a leading digital receipts company, which she founded in 2007.  In 2002, Ms. Sock founded Musicphone, a wireless entertainment company, which she led until its acquisition by Gracenote, Inc. in 2007. Ms. Sock served as a member of the Board of Directors of CKX Inc. from 2005 until 2006, when she became a consultant for CKX Inc. and affiliated companies.  Ms. Sock attended the University of Miami, where she studied computer science and broadcasting.

The Board believes Ms. Sock's experience in technology and consumer marketing will make her an excellent addition to the Board of Directors.

In connection with her election as a director,  Ms. Sock received a grant of 50,000 stock options under the Company’s  2011 executive incentive plan to purchase up to 50,000 shares of Company common stock at an exercise price of $1.23 per share, 25,000 of which vested at grant.  The remaining 25,000 stock options will vest one year after grant.

As a non-employee director of the Company, Ms. Stock will receive the same compensation paid to all non-employee directors of the Company.

There are no arrangements or understandings between Ms. Sock and any other person pursuant to which she  was selected as a director.  There are no transactions between Ms. Sock and the Company of the type required to be disclosed pursuant Item 404(a) of Regulation S-K.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description

10.29	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (1)
10.3	Amendment to Employment Agreement, dated October 31, 2012, between Viggle Inc. and Gregory Consiglio (2)
10.31	Agreement and Plan of Merger, dated as of November 16, 2012 (3)
10.32	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (4)
10.33	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company, LLC (5)
10.34	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2013, between Viggle Inc. and Sillerman Investment Company, LLC (6)
10.35	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (7)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on November 5, 2012
(2)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on November 5, 2012
(3)	Incorporated by reference to the registrant's Current report on Form 8-K filed on November 19, 2012
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 7, 2012
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on December 17, 2012
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 11, 2013
(7)	Filed herewith.

Back to TOC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

February 14, 2013	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN C. SMALL
John C. Small Chief Financial Officer (Principal Accounting Officer)