Form 10-Q
period 2013-03-31
Viggle Inc.
filed 2013-05-15
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 91,124,452 shares of the registrant's common stock outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” of this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,089	$2,963
Accounts receivable, net	2,164	1,424
Prepaid expenses	1,245	1,000
Other receivables	331	1,290
Total current assets	5,829	6,677
Restricted cash	696	696
Capitalized software costs, net	3,298	4,506
Property & equipment, net	2,933	2,861
Intellectual property, net	2,135	3,217
Goodwill	2,953	2,953
Other assets	40	40
Total assets	$17,884	$20,950
Liabilities and stockholder's equity
Current liabilities:
Accounts payable and accrued expenses	$6,107	$4,838
Reward points payable	6,909	3,454
Common stock warrant liability	643	4,626
Guarantee liability	—	963
Deferred revenue	34	572
Loan payable, current portion	5,000	2,500
Total current liabilities	18,693	16,953
Long term debt	20,782	—
Fair value of derivative embedded within convertible debt	6,161	—
Other long-term liabilities	1,413	1,310
Total liabilities	47,049	18,263
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 91,124,452 shares as of March 31, 2013 and 76,470,041 shares as of June 30, 2012	91	76
Additional paid-in-capital	178,229	135,019
Due from executive officer	(3,527)	(3,426)
Accumulated deficit	(203,958)	(128,982)
Total stockholders' equity (deficit)	(29,165)	2,687
Total liabilities and stockholders' equity	$17,884	$20,950

See accompanying notes to consolidated financial statements
Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenues	$3,395	$556	$9,322	$556

Cost of watchpoints and engagement points	(2,593)	(3,197)	(6,393)	(3,197)
Selling, general and administrative expenses	(44,185)	(24,324)	(81,027)	(74,605)
Operating loss	(43,383)	(26,965)	(78,098)	(77,246)

Other income (expense):
Other income, net	801	—	3,982	—
Interest income (expense), net	(474)	35	(793)	130
Total other income (expense)	327	35	3,189	130

Net loss before provision for income taxes	(43,056)	(26,930)	(74,909)	(77,116)

Income tax expense	(23)	—	(67)	—

Net loss	$(43,079)	$(26,930)	$(74,976)	$(77,116)

Net loss per common share - basic and diluted	$(0.53)	$(0.36)	$(0.96)	$(1.05)

Weighted average common shares outstanding - basic and diluted	81,829,918	74,708,418	78,224,182	73,184,724

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2011	$67	$39,779	$(3,291)	$(32,471)	$4,084
Net loss	—	—	—	(96,511)	(96,511)
Private placements of common stock and warrants for cash	9	37,523	—	—	37,532
Compensation charge for fair value of common stock and warrants issued in connection with private placement	—	21,572	—	—	21,572
Interest income on notes receivable from shareholders	—	(5)	—	—	(5)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	5,916	—	—	5,916
Restricted stock based compensation	—	26,576	—	—	26,576
Stock issued for WatchPoints acquisition	—	1,600	—	—	1,600
Stock issued for Loyalize	—	1,719	—	—	1,719
Capital contribution related to corporate jet	—	336	—	—	336
Notes receivable from stockholders	—	3	—	—	3
Balance June 30, 2012	$76	$135,019	$(3,426)	$(128,982)	$2,687
Net loss	—	—	—	(74,976)	(74,976)
Compensation charge for fair value of common stock and warrants issued in connection with convertible debt offering	13	18,027	—	—	18,040
Compensation charge for fair value of stock issued for services	—	70	—	—	70
Shares issued in connection with the Loyalize guarantee	1	1,464	—	—	1,465
Interest income on notes receivable from shareholders	—	(2)	—	—	(2)
Interest income on notes receivable from Executive Officer	—	—	(101)	—	(101)
Employee stock options - share based compensation	—	10,250	—	—	10,250
Restricted stock - share based compensation	1	13,324	—	—	13,325
Notes receivable from shareholders	—	77	—	—	77
Balance March 31, 2013	$91	$178,229	$(3,527)	$(203,958)	$(29,165)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Operating activities:
Net loss	$(74,976)	$(77,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	13,325	25,190
Shares issued for services	70	—
Employee stock options - share based compensation	10,250	4,619
Common stock and warrants issued in connection with Private Placements - share based compensation	18,040	19,456
Compensation charge related to fair value of convertible debt embedded derivative	6,662	—
Depreciation and amortization	2,840	1,328
Provision for doubtful accounts	75	—
Impairment of TIPPT intangible asset	—	2,250
Increase in fair value of Loyalize guarantee	503	125
Decrease in fair value of convertible debt embedded derivative	(501)	—
Increase (decrease) in fair value of common stock warrants	(3,983)	—
Interest income on notes receivable from shareholder and officer	(103)	(105)
Income from deferred revenue contracts acquired with Loyalize acquisition	(194)	—
Interest expense capitalized into convertible notes	782	—
Non-cash barter revenue	1,631	—
Non-cash barter advertising expense	(1,631)	—
Other	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	(815)	(603)
Other receivables	959	(930)
Prepaid expenses	(245)	(967)
Other assets	—	(40)
Accounts payable and accrued expenses	1,269	2,923
Points liability	3,455	1,983
Deferred revenue	(344)	197
Other liabilities	103	1,266
Net cash used in operating activities	(22,845)	(20,424)
Investing activities:
Purchase of property and equipment	(537)	(2,629)
WatchPoints acquisition	—	(2,620)
TIPPT acquisition	—	(2,250)
Loyalize acquisition	—	(3,094)
Capitalized software costs	(69)	(1,859)
Net cash used in investing activities	(606)	(12,452)
Financing activities:
Issuance of common stock and warrants for cash	—	33,413
Loan proceeds (payments)	5,000	(37)
Loan from executive officer	17,500	—
Notes receivable shareholders	77	3
Net cash provided by financing activities	22,577	33,379
Net increase (decrease) in cash	(874)	503
Cash at beginning of period	2,963	3,794
Cash at end of period	$2,089	$4,297

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

Supplemental cash flow information:
Cash paid during the year for interest	—	28
Non-cash financing activities:
Stock issued for WatchPoints acquisition	—	1,600
Stock issued for Loyalize acquisition	—	1,719
Loyalize guarantee	—	120
Warrants issued for TIPPT	—	2,378
Capital related to corporate jet	—	336
Stock issued in satisfaction of Loyalize guarantee	1,465	—

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

The financial statements for the fiscal year ended June 30, 2012 and June 30, 2011 and for the three and nine months ended March 31, 2013 and 2012 reflect the results of operations of Viggle Inc. and its consolidated subsidiaries (collectively, the “Company”), each a Delaware corporation. The financial information in this report for the three and nine months ended March 31, 2013 and 2012 have not been audited, but in the opinion of management all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of March 31, 2013 and June 30, 2012 is $75 and $0, respectively.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three and nine months ended March 31, 2013 and 2012 were not significant.

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

Barter Transactions - a barter transaction represents the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue

No. 99-17 "Accounting for Advertising Barter Transactions" (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions.

Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

The Company recognized barter revenue for the three and nine months ended March 31, 2013 of $1,034 and $1,631, respectively. The Company recognized barter expense for the three and nine months ended March 31, 2013 of $1,034 and $1,631, respectively. The Company did not recognize any barter revenue or barter expense for the three and nine months ended March 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying value of the Company's debt approximates fair value due to its short-term maturity.

Fair Value of Derivatives Embedded within Convertible Debt

The Company records the embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative has been bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The valuation considers key variables such as, the conversion rate price, the risk free rate of return, expected life of the option to convert, and the volatility of Viggle's stock price. The Company recorded a liability for the fair value of the embedded derivative at inception of $6,662. At March 31, 2013 the liability was marked to market and recorded at a fair value of $6,161.

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

Impairment of Goodwill and Certain Other Long-Lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The annual goodwill impairment test is a two step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

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

There was no impairment to the Company's long-lived assets as of March 31, 2013.

Internal Use Software

The Company recorded $2,350 of capitalized software as part of the Loyalize acquisition as of March 31, 2013 and June 30, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and amortized. For the three and nine months ended March 31, 2013 amortization expense has been recorded of $196 and $588, respectively. For the three and nine months ended March 31, 2012 amortization expense has been recorded of $116 and $116, respectively.

The Company records and capitalizes computer software and, appropriately, certain internal costs have been capitalized in the amounts of $2,816 and $2,747 as of March 31, 2013 and June 30, 2012, respectively, in accordance with ASC 350-40.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software. Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and amortized. For the three and nine months ended March 31, 2013 amortization expense has been recorded of $246 and $704, respectively. For the three and nine months ended March 31, 2012 amortization expense has been recorded of $100 and $100, respectively.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and nine months ended March 31, 2013 was $3,343 and $6,523, respectively. Marketing expense for the Company for the three and nine months ended March 31, 2012 was $2,402 and $4,126, respectively.

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

4.  Property and Equipment

Property and Equipment consists of the following:

	March 31, 2013	June 30, 2012

Leasehold Improvements	$2,042	$1,839
Furniture and Fixtures	550	441
Computer Equipment	1,002	785
Software	103	95
Total	3,697	3,160
Accumulated Depreciation and Amortization	(764)	(299)
Property and Equipment, net	$2,933	$2,861

Depreciation and amortization charges to selling, general and administrative expenses for the nine months ended March 31, 2013 and 2012 amounted to $465 and $59, respectively.

5.  Intellectual Property

		March 31, 2013			June 30, 2012
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,209	$(2,104)	$2,105	$4,209	$(1,052)	$3,157
Intellectual Property	24 months	80	(50)	30	80	(20)	60

Total		$4,289	$(2,154)	$2,135	$4,289	$(1,072)	$3,217

Amortization of intellectual property charges to selling, general and administrative expenses for the three and nine months ended March 31, 2013 amounted to $361 and $1,083, respectively.  Amortization of intellectual property charges to selling, general and administrative expenses for the three and nine months ended March 31, 2012 amounted to $351 and $701, respectively. Future annual amortization expense expected is as follows:

Years Ending June 30,
2013	$1,443
2014	1,423
2015	351
2016	—
2017	—

6. Loans Payable

		Total	Outstanding Balances
Facility Name	Maturity Date	Facility Amount	March 31, 2013	June 30, 2012

Term Loan Agreement ("DB Line")	09/11/13	$10,000	$5,000	$—
$20,000 Line of Credit Note		20,000	—	2,500
Loan payable, current portion			5,000	2,500

New $25,000 Line of Credit	02/11/15	25,000	$—	$—
Secured Convertible 8% Notes	03/11/16	50,082	20,782	—

Long term debt			$20,782	$—

Term Loan Agreement

On March 11, 2013, Viggle Inc. (the “Company”) entered into a Term Loan Agreement (the “DB Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $10,000.  The Company may, from time to time, request advances (the “Advances”) from the DB Line in amounts of no less than $1,000.

Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to the LIBOR Rate plus 4% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $150 facility fee from the initial draw of $5,000 made at closing, which has been capitalized to prepaid expenses and is being expensed over the term of the agreement.

The DB Line matures on September 11, 2013, unless sooner due as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line.

The Company may make prepayments, in whole or in part, under the DB Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

Repayment of the loan was guaranteed by Robert FX Sillerman.  In consideration for the guarantee Mr. Sillerman's designee, Sillerman Investment Company II LLC (“SIC II”), which is the lender under the New $25,000 Line of Credit described below, received a warrant for 10,000,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense in the third fiscal quarter of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

The Company intends to use the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

As of March 31, 2013 and June 30, 2012 the Company had drawn $5,000 and $0, respectively on the DB Line.  The interest expense on the DB Line payable for the three months and nine months ended March 31, 2013 was $12 and $12, respectively.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II, an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000. In consideration of the Lender's agreement to provide the Second Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. The Company recorded compensation expense in the third fiscal quarter of $5,000 related to the shares issued to SIC.

On March 11, 2013, Viggle and SIC II, an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer, entered into an amended and restated line of credit (the “New $25,000 Line of Credit”) to the Company, which modified the existing $25,000 Line of Credit (the “Original $25,000 Line of Credit”) to reduce the interest rate from 14% per annum to 9% per annum and provide, as  security for the Company's obligations, a pledge of the Company's (and its subsidiaries') assets pursuant to a security agreement (the “Security Agreement”, more particularly described below).  In addition, the Company entered into a subordination agreement (the “Subordination Agreement”, as more particularly described below) by which the repayment and the security for the New $25,000 Line of Credit was subordinated to the repayment of the DB Line.

 The Company may, from time to time, draw on the New $25,000 Line of Credit in amounts of no less than $1,000, provided that the outstanding principal balance under the DB Line and the New $25,000 Line of Credit may not exceed $25,000. The Company is not permitted to draw on the New $25,000 Line of Credit more than once per month. Interest will accrue on all unpaid principal amounts drawn under the New $25,000 Line of Credit Note at a simple interest rate equal to 9% per annum, with interest being compounded semi-annually and paid at maturity.  The Company intends to first draw under the DB Line until fully drawn.

The New $25,000 Line of Credit matures on the earlier to occur of (i) February 11, 2015 or (ii) a change of control transaction.  At maturity, the Company must pay all principal amounts then outstanding, plus all accrued and unpaid interest thereon.  The Company may prepay at any time, without penalty.

If an event of default occurs, all amounts due under the New $25,000 Line of Credit are due and payable immediately.  Events of default include the non-payment of amounts due, certain bankruptcy-type events, incorrect material statements made by the Company, the Company's contest or dispute of any provisions of the New $25,000 Line of Credit, or a material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC II.

Additionally, in the event of draws which exceed the DB Line maximum of $10,000, the lender (including Robert F.X. Sillerman and his affiliates) under the New Line of Credit will receive 100,000 warrants (which will be in the same form as the Guarantee Warrants) to purchase the Company's common stock for every $100 drawn down and funded to the Company.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance. To the extent there are participants other than SIC II who agree to fund a portion of the New $25,000 Line of Credit, such participants will be responsible for a pro rata share of each draw and receive the same number of warrants for each $100 drawn from them.

The Company intends to use the proceeds from The New $25,000 Line of Credit to fund working capital requirements and for general corporate purposes.

As of March 31, 2013 and June 30, 2012 the Company had not drawn down any funds from the The New $25,000 Line of Credit.

$20,000 Line of Credit Exchange

The Company and Sillerman Investment Company LLC (“SIC”) entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782, on the terms set forth in section (d) below.  The 8% Note is subordinated in repayment and security to the DB Line and the New $25,000 Line of Credit, provides for an interest rate to 8% (as opposed to the 9% interest rate in the $20,000 Line of Credit Note), and matures on March 11, 2016 (as opposed to the June 29, 2013 maturity date for the $20,000 Line of Credit Note).   The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100,000 in principal amount of the Original Note so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange (the “Common Shares”).  The Company recorded compensation expense in the third fiscal quarter of $7,481 related to the shares issued to SIC.  In addition, the Exchange Agreement permits the Company to issue up to an additional $29,300 of additional 8% Convertible Secured Notes on the same terms.

The 8% Note is convertible into shares of Common Stock in accordance with the terms of an Exchange Agreement, by and between the Company and SIC, the terms of which are more particularly described in the Section below.

The Exchange Agreement provides for holders of the 8% Notes to have piggyback registration rights for the shares of Common Stock into which the 8% Notes may be converted.

The Company recored interest expense on the $20,000 Line of Credit Note for the three months and nine months ended March 31, 2013 was $392 and $782, respectively.

Secured Convertible 8% Notes

Pursuant to the Exchange Agreement, the Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which will mature on March 11, 2016.

The 8% Notes provide for 8% simple interest per annum, payable on each anniversary of the issuance date thereof in cash or common stock of the Company or any combination thereof, at the Company's discretion.  If the Company elects to pay such interest in shares of its common stock, then the value of the shares to be delivered will be based on the average of the closing sale prices of the Common Stock for the fifteen (15) Trading Days immediately preceding such Interest Date.  From and after the occurrence and during the continuance of any event of default under the 8% Notes, the interest rate is automatically increased to twelve percent (12%).

The 8% Note may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization.

The 8% Notes provide for the Company to be able to issue up to an additional $29,300 of 8% Notes on the same terms and maturing on the same date.

If an event of default occurs under the 8% Note, each holder has the right to require the Company to repay all or any portion of its note.  Events of default under the 8% Notes include payment defaults, and certain bankruptcy-type events involving the Company.

The Company may, at its option, prepay the 8% Note. If the Company chooses to prepay the 8% Note, it shall prepay a fixed lump sum in the amount of 108% in the first 12 months, 106% in months 13-24, 104% in months 25-30, and at par thereafter of the Principal Amount plus interest accrued thereon.  Such payments shall be pro-rata unless otherwise determined by the Note holders.  In the event that the Company issues primary shares in a public offering at an offering price above $1.25 per share, the Company may use up to 33% of the proceeds to prepay the Notes at par plus accrued and unpaid interest.  If a change of control is consummated, each holder has the right to require the Company to repay all or any portion of its 8% Note on the prepayment terms set forth above, or may convert its Note into common shares immediately prior to the transaction.

The 8% Notes contain customary anti-dilution provisions for stock splits, combinations and dividends only as long as dilution is less than 33%.  Dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection.

The 8% Notes also contain certain covenants and restrictions, including, among others, that, for so long as the 8% Notes are outstanding, the Company will not, without the consent of the holders of a majority of the then-outstanding principal amount of the 8% Notes, (i) make any loan or advance in excess of $500 to any officer, director, employee of affiliate of the Company (except advances and similar expenditures: (a) under the terms of employee stock or option plans approved by the Board of Directors, (b) in the ordinary course of business, consistent with past practice and (c) to its subsidiaries), (ii) incur any indebtedness that exceeds $5,000 in the aggregate other than indebtedness already included in a Board-approved budget and subordinated indebtedness, (iii) guaranty any indebtedness of any unaffiliated third party, (iv) change the principal business of the Company or exit the Company's current business, provided that the foregoing is subject to the Board's compliance with its fiduciary duties, (v) sell, assign, or license material technology or intellectual property of the Company except (i) in the ordinary course of business, consistent with past practice, (ii) sales and assignments thereof in any 12 month period that do not have a fair market value in excess of $1,000 or (iii) in connection with a change of control transaction, (vi) enter into any corporate strategic relationship involving the payment, contribution or assignment by the Company of its assets that have a fair market value in excess of $10,000 or (vii) liquidate or dissolve the Company or wind up the business of the Company, subject to certain exceptions set forth in Section 8 of the 8% Notes.  The protective covenants set forth above (except for (iii) and (vii), which will remain) disappear after 75% of the principal balance of the Notes has been repaid.

As of March 31, 2013 and June 30, 2012 the Company had drawn $20,782 and $0, respectively on the 8% Notes .  The interest expense on the 8% Notes payable for the three months and nine months ended March 31, 2013 was $92 and $92, respectively.

Security Agreement and Subordination Agreements

Each of the New $25,000 Line of Credit and the 8% Notes were secured by all assets of the Company, pursuant to respective security agreements (each, a “Security Agreement”) in favor of Robert F.X. Sillerman, as Collateral Agent for each lender, with the 8% Note being subordinated in repayment and security to the New $25,000 Line of Credit.  SIC II and SIC, each as lender, delivered a subordination agreement to the DB Line holder (each, a “Subordination Agreement”) by which the repayment and security therefor was subordinated to repayment of the DB Line.  Each Subordination Agreement provides that the Company's notes or Security Agreements may not be modified or amended in any manner which would affect the subordination to the DB Line and that the issuance of new or replacement notes may only be done upon the execution in a form similar to that previously issued and upon specific execution of a new Subordination Agreement by the new or replacement lender.

Related Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Amended and Restated $25,000 Line of Credit", "$20,000 Line of Credit Exchange", "Secured Convertible 8% Notes", and "Security Agreement and Subordination Agreement" involved Robert F.X. Sillerman, our Executive Chairman and Chief Executive Officer, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

7. Commitments and Contingencies

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company was obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeded the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election. The Company elected to pay this obligation in shares of its common stock and on February 11, 2013, issued 1,171,712 shares of its common stock in satisfaction of this obligation.

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

8. Stockholders’ Equity

As of March 31, 2013 and June 30, 2012, there were 300,000,000 shares of authorized common stock and 91,124,452, 76,470,041 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

9. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and March 31, 2013 the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	2,886,668	$29.45

Granted	—	—
Vested	(75,833)	$12.22
Forfeited and cancelled	(941,667)	$28.35
Nonvested at March 31, 2013	1,869,168	$31.11

The total compensation was $4,875 and $13,325 for the three and nine months ended March 31, 2013, respectively.   The total compensation was $8,218 and $25,190 for the three and nine months ended March 31, 2012, respectively. As of March 31, 2013 and June 30, 2012 there was $53,451 and $112,995, respectively, in total unrecognized share-based compensation costs.

Stock Options

The following table summarizes the Company's stock option activity for three months ended March 31, 2013:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2012	3,067,503	$6.24
Granted	15,428,546	$0.88
Exercised	—	—
Forfeited and cancelled	(2,418,003)	$1.93
Outstanding at March 31, 2013	16,078,046	$1.96
Exercisable at March 31, 2013	5,753,926	$2.18

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-

free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three months and nine months ended March 31, 2013 and 2012 were estimated based on the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Expected volatility	80%	69%	80%	60%
Risk-free interest rate	0.32%	1.14%	0.92%	1.22%
Expected dividend yield	—	—	—	—
Expected life (in years)	6.21	6.25	6.46	6.25
Estimated fair value per option granted	$0.81	$3.81	$0.95	$4.12

The total compensation expense of $2,015 and $10,250 was included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months and nine months ended March 31, 2013, respectively. The total compensation expense of $953 and $4,619 was included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months and nine months ended March 31, 2012, respectively. 15,428,546 options were granted during the nine months ended March 31, 2013 and the grants provide for vesting annually in arrears over the next three years.  As of March 31, 2013, there was approximately $15,840 of total unrecognized stock-based compensation cost which will be recognized over a 2-3 year period.

10.  Income Taxes

For the three and nine months ended March 31, 2013 and 2012 the Company recorded an income tax provision of $67 and $0 to reflect tax amortization of the Company's goodwill.  At March 31, 2013, the Company had  a Net Operating Loss carryforward of $28,711, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of March 31, 2013 and 2012.

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

11.  Related Party Transactions

Recapitalization Notes

In connection with the Recapitalization, Robert F.X. Sillerman (and his spouse and entities controlled by him), and Mitchell Nelson, each executive officers of the Company, executed promissory notes in accordance with their subscription agreements for the payment of the purchase price of the shares, in the amounts of $3,242 and $10, respectively.  Each note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Mr. Nelson satisfied his note on April 1, 2011.  The notes are due five years after issuance, with interest accrued at the rate of 4.15% per annum.  Interest income recorded on these notes for the three and nine months ended March 31, 2013 was $33 and $103, respectively. Interest income recorded on these notes for the three and nine months ended March 31, 2012 was $35 and $105, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and nine months ended March 31, 2013 the Company billed Circle $49 and $207, respectively. For the three and nine months ended March 31, 2012 the Company billed Circle $85 and $178, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of March 31, 2013 and June 30, 2012 was $0 and $53, respectively.

Certain Company accounting personnel may provide personal accounting services to our Executive Chairman, Robert F.X. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three and nine months ended March 31, 2013 the Company billed Mr. Sillerman $66 and $209, respectively.  For the three and nine months ended March 31, 2012 the Company billed Mr. Sillerman $47 and $88, respectively.  The balance due from Mr. Sillerman as of March 31, 2013 and June 30, 2012 was $72 and $69, respectively.

The Company entered into a shared services agreement with SFX Holding Corporation (“SFX”), a company controlled by Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company's Executive Vice President and Secretary, and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle Entertainment Inc. (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three and nine months ended March 31, 2013 the Company billed SFX $68 and $90, respectively.  The Company did not bill any amount to SFX in 2012.  The balance due from SFX as of March 31, 2013 was $92.

Consultant

Benjamin Chen, a director, has acted as a consultant to the Company in the area of technology, systems architecture and technical operations.  For the three months and nine months ended March 31, 2013 he has been paid $64 and $188 for his services, respectively. For the three months and nine months ended March 31, 2012 there were no such payments made.

Lines of Credit

The $20,000 Line of Credit Note, originally issued by the Company to Sillerman Investment Company, LLC, an affiliate of Robert F.X. Sillerman, our Executive Chairman and Chief Executive Officer, more particularly described in Note 6, has been exchanged for the 8% Note described therein, and continues to be held by Sillerman Investment Company, LLC.

On February 11, 2013, Sillerman Investment Company II, LLC provided an additional line of credit to the Company of up to $25,000 (See Note 6), which was exchanged for a New $25,000 Line of Credit Note on March 11, 2013, which continues to be held by Sillerman Investment Company II, LLC. Sillerman Investment Company II, LLC is also an affiliate of Robert F.X. Sillerman.

Because each of the transactions described above, including the exchange of the $20,000 Line of Credit Note for the 8% Note and the $25,000 additional line of credit and related transactions, as more particularly described in Note 6, involved Robert F.X.

Sillerman, our Executive Chairman and Chief Executive Officer, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions, and each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.  The Company’s investment in overnight money market institutional funds, which amounted to $1,278 and $1,838 as of March 31, 2013 and June 30, 2012, respectively, is included in Cash and Cash Equivalents on the accompanying Consolidated Balance Sheets and is classified as a Level 1 input.  The carrying value for Cash and Cash Equivalents, Accounts Receivable and Accounts Payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of $8.00 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants"). The fair value warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $4,626 as of June 30, 2012. The warrants were marked to market as of March 31, 2013 to a fair value of $643. The Company recorded a gain of $300 and $3,983 to other income, net in the Consolidated Statements of Operations for the three and nine months ended March 31, 2013, respectively. The warrant liability is classified as a current liability on the Consolidated Balance Sheet as of March 31, 2013 , due to the Company's intention to retire these warrants in its next round of financing. The Company's warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which will mature on March 11, 2016. The 8% Note may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price is subject to "down round" protection, whereby any dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection. The Company has determined that the due to the nature of the "down round" protection that the conversion feature is an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative has been bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662 which was recorded as stock compensation cost and included in selling, general and administrative expense in the Consolidated Statements of Operations for the three and nine months ended March 31, 2013 due to the fact that the 8% Notes are owned 100% by an executive officer of the Company. The embedded derivative was marked to market to a fair value at March 31, 2013 of $6,161. The Company recorded a gain of $501 to other income, net in the Consolidated Statements of Operations for the three and nine months ended March 31, 2013. The Company's convertible conversion rights were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

13.  Subsequent Events

Additional draws on DB Line

On April 3, 2013 and May 6, 2013, Viggle Inc. (the “Company”) drew down an additional $4,000 and $1,000 , respectively on the DB Line (see Note 6). The Company intends to use the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

Amendment of Employment Agreement

On April 4, 2013, the employment agreement of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of Viggle Inc. (the “Company”) was amended to provide for a decrease in his annual salary from $1,000 to $500, as well as a grant of options to purchase 2,500,000 shares of the Company's common stock at a price of $1.00 per share.

Issuance of Additional Options to Directors

On May 6, 2013, the Board of Directors approved the issuance of 186,000 additional stock options. The company expects to record a stock-based compensation charge of approximately $89 in the fourth quarter related to these options.

Resignation of Director

On May 6, 2013, Benjamin Chen resigned from the Board of Directors of the Company.

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

Our program is designed to give users rewards for checking-in to television shows and for performing other engagements within the Viggle app.  For example, when a user checks-in to a television program, that user will receive approximately 60 points for each hour checked in.  In addition, users may earn additional points for checking into certain specified shows or performing certain engagements within the app, such as participating in a poll or quiz or viewing an advertisement. For example, if a user checks in to a show for which we are rewarding extra points, the user may receive 50 extra points so long as the user remains checked in for at least ten minutes. This would also apply to participating in a poll or interactive game or other engagement to which extra points have been allocated, such as our Viggle Live events or MyGuy real-time fantasy sports games. The number of points that a user may earn in a day may be capped.  For example, we currently cap the number of points a user earns at 6,000 per day.  We may change from time to time the number of points that a user may earn for checking in to shows and for engaging in certain actions on our app, and the daily cap on points.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 CVS gift card can be earned for 10,000 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 375,000 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.   From time to time we may change the rewards offered and the number of points required to earn any given reward.  For the 1,619,811 reward redemptions through March 31, 2013, the average number of points used per redemption has been approximately 13,396 points and the average value of a reward for such a redemption was $7.13.

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

The first version of the application was approved by Apple and launched to the public in the Apple iTunes App Store in January, 2012. It has been updated periodically. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch.  On June 27, 2012, we released a version of the application for use on Android smartphones and tablets. We have also launched a platform developer kit to allow third party developers to create functionality accessible from within the Viggle app.  Although we have launched the app to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the application with a goal of improving overall performance and usability.
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
Since our launch in January, 2012, and through March 31, 2013, 2,353,467 users have registered for our app, of which we have deactivated 170,765 for a total of 2,182,702 registered users. In addition, for the three months ended March 31, 2013, we have accumulated an average of 599,317 monthly active users. Monthly active users are computed by determining those users that have logged into the Viggle app at any time during the month. As of March 31, 2013, our members have checked-in to

195,215,435 TV programs and spent an average of 72 minutes of active time within the Viggle app per session. Users have redeemed a total of 1,619,811 rewards.

Also for the three months ended March 31, 2013, of the Active Users in those months, the average number of days that such Active Users were active in each month was 9.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as any user that has logged into the Viggle app at any time during the month.

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

Users earn points for various activities and the Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its Consolidated Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

 Results of Operations

Results for the Three and Nine Months ended March 31, 2013 and 2012 (amounts in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	$ Change	2013	2012	$ Change
Revenues	$3,395	$556	$2,839	$9,322	$556	$8,766
Cost of watchpoints and engagement points	(2,593)	(3,197)	604	(6,393)	(3,197)	(3,196)
Selling, general and administrative expenses	(44,185)	(24,324)	(19,861)	(81,027)	(74,605)	(6,422)
Operating loss	(43,383)	(26,965)	(16,418)	(78,098)	(77,246)	(852)
Other income (expense):
Other income, net	801	—	801	3,982	—	3,982
Interest income (expense), net	(474)	35	(509)	(793)	130	(923)
Total other income (expense)	327	35	292	3,189	130	3,059
Net loss before provision for income taxes	(43,056)	(26,930)	(16,126)	(74,909)	(77,116)	2,207
Income tax expense	(23)	—	(23)	(67)	—	(67)
Net loss	$(43,079)	$(26,930)	$(16,149)	$(74,976)	$(77,116)	$2,140

Consolidated Operating Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended December 31, 2012 (amounts in thousands)

Revenue for the three months ended March 31, 2013 was $3,395 versus $556 for the three months ended March 31, 2012. Cost of watchpoints and engagement points for the three months ended March 31, 2013 was $(2,593) and $(3,197) for the three months ended March 31, 2012. Selling, general and administrative expenses were $(44,185) for the three months ended March 31, 2013 and $(24,324) for the three months ended March 31, 2012.

Revenues

Revenue in the three months ended March 31, 2013 increased by $2,839 primarily from the sale of advertising on the Viggle app.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended March 31, 2013 decreased by $604 primarily due to the reduction in the costs to the Company for Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three months ended March 31, 2013 by $(19,861) , primarily due to an increase of $21,875 in personnel costs (including an increase of $21,775 in stock compensation costs), an increase of $941 in marketing costs, an increase of $515 in other G&A (primarily related to a break up fee related to the Adaptive Blue transaction), $221 increase of depreciation and amortization expense, offset by decreases of $319 in technical and operating costs to run the product, $248 of professional fees, $352 of travel and entertainment expenses and a decrease of $2,750 in the TIPPT impairment charge

Other Income, Net

Other income, net includes a $300 gain related to the valuation of the warrants payable and a $501 gain related to the valuation of the conversion feature within the convertible note.

Interest Income (Expense), Net

We had interest income of $37 offset by interest expense of $511 for the three months ended March 31, 2013 versus $35 of interest income for the three months ended March 31, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2013 and June 30, 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended March 31, 2013 the Company recorded an income tax provision of $(23) to reflect tax amortization of the Company's goodwill.

Consolidated Operating Results for the nine months ended March 31, 2013 Compared to the nine months ended March 31, 2012 (amounts in thousands)

Revenue for the nine months ended March 31, 2013 was $9,322 versus $556 for the nine months ended March 31, 2012. Cost of watchpoints and engagement points for the nine months ended March 31, 2013 was $(6,393) and $(3,197) for the nine months ended March 31, 2012. Selling, general and administrative expenses were $(81,027) for the nine months ended March 31, 2013 and $(74,605) for the nine months ended March 31, 2012.

Revenues

Revenue in the nine months ended March 31, 2013 increased by $8,766 primarily from the sale of advertising on the Viggle app.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the nine months ended March 31, 2013 increased by $3,196 primarily due to the cost of Viggle reward points earned by users of the application for checking into shows and engaging with advertising content.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the nine months ended March 31, 2013 by $6,422, primarily due to a $1,897 increase in personnel costs (includes a decrease of $988 in stock compensation costs), $1,496 increase in professional fees, $2,397 increase in marketing expenses, $985 in technical and operating costs to run the product, $1,515 increase in depreciation and amortization expenses, and an $814 increase other G&A primarily related to a break up fee related to the Adaptive Blue transaction, offset by a $636 decrease in board of directors expenses, $494 decrease in travel expenses, and a $2,750 decrease in the TIPPT impairment charge.

Other Income, Net

Other income, net includes the expense related to the valuation of the Loyalize guarantee $(502) offset by a $3,983 gain related to the valuation of the warrants payable and a $501 gain related to the valuation of the conversion feature within the convertible note.

Interest Income (Expense), Net

We had interest income of $108 offset by interest expense of $901 for the nine months ended March 31, 2013 versus $171 of interest income offset by $41 of interest expense for the nine months ended March 31, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2013 and June 30, 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the nine months ended March 31, 2013 the Company recorded an income tax provision of $(67) to reflect tax amortization of the Company's goodwill.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA
The Company provides a non-GAAP measure for adjusted rewards costs as an alternative view of the Company's cost of providing rewards to its users. The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of watchpoints and engagement points and in Selling, general and administrative expenses. Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, that a useful financial measure for investors is to provide to them the amount of cash the Company has actually paid to provide rewards to its users. The Company also presents Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation and adjustment to rewards costs. The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of operating income prepared in accordance with generally accepted accounting principles in the United States (GAAP). Management believes these non-GAAP measures enhance investors' understanding of the Company's financial performance. Since adjusted reward costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and therefore, may not be comparable to the calculation of similar measures of other companies. A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows.

	Reconciliation of rewards cost to adjusted rewards costs

Adjusted Rewards Costs	Three Months Ended		Nine Months Ended
Amounts in 000's	March 31,		March 31,
	2013	2012	2013	2012

Cost of watchpoints and engagement points as reported	$(2,593)	$(3,197)	$(6,393)	$(3,197)
Selling, general and administrative expenses as reported	(44,185)	(24,324)	(81,027)	(74,605)
Adjustment to cost of watchpoints and engagement points	1,388	1,764	2,121	1,764
Adjustment to Selling, general and administrative expenses	650	1,019	1,053	1,019
Adjusted cost of watchpoints and engagement points	(1,205)	(1,433)	(4,272)	(1,433)
Adjusted selling, general and administrative expenses	(43,535)	(23,305)	(79,974)	(73,586)

	Reconciliation of Operating Loss to Adjusted EBITDA
Adjusted EBITDA	Three Months Ended		Nine Months Ended
Amounts in 000's	March 31,		March 31,
	2013	2012	2013	2012
Revenue	$3,395	556	$9,322	556

Operating loss as reported	$(43,383)	$(26,965)	$(78,098)	$(77,246)
Add:
Stock compensation costs	31,572	9,425	48,347	49,265
Adjustment to rewards costs
Adjustment to cost of watchpoints and engagement points	1,388	1,764	2,121	1,764
Adjustment to Selling, general and administrative expenses	650	1,019	1,053	1,019
Depreciation and amortization costs	970	739	2,840	1,328
Adjusted EBITDA *	$(8,803)	$(14,018)	$(23,737)	$(23,870)
* Adjusted EBITA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At March 31, 2013 and June 30, 2012, we had cash balances of $2,089 and $2,963, respectively.

Lines of Credit

On February 11, 2013, Sillerman Investment Company II, LLC provided an additional line of credit to the Company of up to $25,000 (See Notes to Consolidated Financial Statements Note 6), which was exchanged for a New $25,000 Line of Credit Note on March 11, 2013. On March 11, 2013, Viggle Inc. (the “Company”) entered into a Term Loan Agreement (the “DB Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $10,000. The combined credit lines provide the Company with an aggregate of $25,000 of additional funding. As of March 31, 2013 the Company had $20,000 of funds available under the combined credit lines.

The Company's capital requirements to fund its business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards.  These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle app, we expect to generate revenue from the sale of digital media within our application and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the application. In respect to our operating costs, employee salaries, the amount of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception for leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, and to market the Viggle app over the next 12 months.  The overall level of expenses will be reflective of management's view of the current opportunities for the Viggle app within the marketplace.  Even though we utilize significant computing resources to run our mobile platform, we purchase some server hardware, but we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of business plan for the next twelve months.

The Company's 12-Month Plan for its Business (amounts in thousands)

The Company has projected the plan for its business for the next 12 months (April 1, 2013-March 31, 2014), which is subject to change resulting from both internal and external circumstances.   The 12-month plan of the Company has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this report, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this report. The Company does not warrant or guarantee the foregoing.

The Company's current plan will require capital of approximately $32 million over the next 12-month period to cover the fixed expenses and capital needs of the Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As described above the Company has up to $20,000 available to draw on its credit line to fund its operations (see Note #6 Loans Payable in Notes to Consolidated Financial Statements). In order to meet its capital requirements for the next 12 months, the Company will need approximately $10 million in new capital (in excess of the cash currently held by the Company and amounts currently available to draw under its credit line). We believe revenue will continue to improve over the next twelve months as we contract to sell more advertising within the application. Additionally, we believe that as our user base grows we may be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog to help reduce cash required to fund rewards.  In addition, as our app becomes more popular we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards.  In June, we increased our revenue and added new rewards to the catalog, which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower cost rewards suggest that we should be able reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the application.  It may be challenging to grow revenue as Viggle faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within Viggle may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within Viggle.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem for a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Since our launch on January, 2012, and through March 31, 2013, 2,353,467 users have registered for our app, of which we have deactivated 170,765 for a total of 2,182,702 registered users.  In addition, for the three months March 31, 2013 we have accumulated an average of 599,317 monthly active users.  Monthly active users are computed by determining those users that have logged into the Viggle app at any time during the month.

Also for the three months ended March 31, 2013, of the Active Users in those months, the average number of days that such Active Users were active in each month was 9.  That number is derived by dividing the number of days that all Active Users were active in the month by the number of Active Users in the month.  “Active Users” for such purposes is defined as any user that has logged into the Viggle app at any time during the month.

As of March 31, 2013, our members have checked-in to 195,215,435 TV programs and spent an average of 72 minutes of active time within the Viggle app per session. Users have redeemed a total of 1,619,811 rewards.  It is not possible to earn points on the Viggle app without registering.  In order to avoid double-counting and limit the instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day and users are not able to share or combine points with different users or devices.  While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Cash Flows for the nine months ended March 31, 2013 (amounts in thousands)

	Nine Months Ended March 31,
	2013	2012

Net cash used by operating activities	(22,845)	(20,424)
Net cash used in investing activities	(606)	(12,452)
Net cash provided by financing activities	22,577	33,379

Operating Activities

In the nine months ended March 31, 2013 net cash used in operating activities was $(22,845) including our net loss of $(74,976) and non cash charges of $47,749. In addition cash inflows from changes in operating assets and liabilities included a decrease in other receivables of $959 due to payment received from our landlord related to leasehold improvements, an increase in accounts payable and accrued expenses of $1,269 primarily due to the timing in payment of invoices, an increase in points liability of $3,455 related to the increase in the number of people using our App, offset by an increase in accounts receivable of $(740) due to increased billings, an increase in prepaid expenses of $245 related to an increase in the number of gift cards in our rewards catalog, and a decrease in deferred revenue $(344) related to the reclassification of amounts to be earned in connection with a contract acquired in the Loyalize acquisition.

In the nine months ended March 31, 2012 net cash used in operating activities was $(20,424) including our net loss of $(77,116) and non cash charges of $52,863. In addition cash inflows from changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $2,923 primarily due to the timing in payment of invoices an increase in points liability of $1,983 related to the increase in the number of people using our App, an increase in other liabilities of $1,266 related to deferred rent, offset by an increase in accounts receivable of $(740) due to increased billings, an increase in other receivables of $(930) due amounts received from our landlord, an increase in prepaid expenses of $(967) related to an increase in the number of gift cards in our rewards catalog.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2013 was $(606) consisting of capital expenditures for computer related equipment and capitalized software costs.

Cash used in investing activities in the nine months ended March 31, 2012 was $(12,452) consisting of $(2,629) purchase of property and equipment primarily related to leasehold improvements, $(2,620) used for the WatchPoints acquisition, $(2,250) used for the TIPPT acquisition, $(3,094) used for the Loyalize acquisition and $(1,859) of capitalized software costs.

Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2013 of $22,577 consisted primarily of $17,500 of cash proceeds from the $20,000 Line of Credit Note and $5,000 of proceeds from the DB Line.

Cash provided by financing activities in the nine months ended March 31, 2012 of $33,379 consisted primarily of $33,314 proceeds from the issuance of common stock and warrants.

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

Application of Critical Accounting Policies

During the nine months ended March 31, 2013, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient debt or equity if our revenue is not sufficient, as is now the case.   There is no assurance such debt and/or equity offerings will be successful or that we will remain in business or be able to implement our business plan if such offerings are not successful.

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

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Our financial statements have been prepared on a going concern basis.  Unanticipated costs and expenses, or the inability to generate revenues, could require additional financing; which would be sought through equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, implementing its business plan, developing its property and/or meeting its obligations. This could result in the entire loss of any investment in shares of the Company's common stock. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the Financial Statements included in the Company's Form 10-Q for the fiscal quarter ended March 31, 2013.

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

Because we are a newly operating company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. There can be no assurance whether or when we will generate revenue from the license, sale or delivery of our unique products and services. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

•	announcements of developments related to our business;

•	developments in our strategic relationships with companies;

•	our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;

•	announcements regarding the status of any or all of our collaborations or products;

•	market perception and/or investor sentiment regarding our products and services;

•	announcements regarding developments in the digital and mobile technology and the broadcast and entertainment industries in general;

•	the issuance of competitive patents or disallowance or loss of our patent or trademark rights; and

•	quarterly variations in our operating results.

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

As of May15, 2013, approximately 68,010,154 shares of our common stock, not including warrants, options or rights to acquire common stock, are owned by Sillerman and current affiliates and insiders representing control of approximately 75% of the total voting power, with Sillerman, together with Robert F.X. Sillerman personally, directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Robert F.X. Sillerman, our Executive Chairman and director, and Mitchell Nelson, our Executive Vice President and Secretary and director, are each engaged in other business endeavors. Additionally, Mr. Sillerman is also Chairman and Chief Executive Officer of SFX Entertainment Inc. ("SFX"), a new company in the live entertainment business, and Mr. Nelson is a Senior Legal Advisor to such company. Mr. Sillerman is a director of Circle Entertainment Inc. (“Circle”) and Mr. Nelson is Executive Vice President, General Counsel and Corporate Secretary of Circle.  Under Mr. Sillerman's employment agreement with the Company, he is obligated to devote his working time to the Company's affairs, but may continue to devote time to other outside non-competitive businesses.  Mr. Sillerman has agreed to present to the Company any business opportunities related to or appropriate for the Company's business plan.  Pursuant to Mr. Nelson's employment agreement, he is obligated to devote such time and attention to the affairs of the Company as is necessary for him to perform his duties as Executive Vice President.  He is also entitled to perform similar functions for Circle and/or SFX pursuant to the shared services agreements described in Note 11, Related Party Transactions to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. Certain other employees of the Company, including employees in Human Resources, IT management and office management, also perform services for SFX under the shared services agreement. Although Circle, SFX, and the Company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought.  Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the board of directors, as set forth in the Company's Code of Business Conduct and Ethics.  The Company's Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.  For a description of the Company's Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” in the Company's Annual Report on Form 10-K filed on October 15, 2012.

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

The digital and mobile technology business is highly fragmented and extremely competitive and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisers.  Viggle is an entertainment company that utilizes digital media and Smartphone technology.  If we are successful, larger and more established entertainment companies with significantly greater resources may try to enter the market with similar technologies, and may be in better competitive positions than we are.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as the following:

•	Applications promoting social TV experiences and discussions; and

•	White label providers of social media and media-specific applications.

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

While we believe that a viable market exists for the products we are developing, there can be no assurance that such technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our products cannot be created as envisaged by our business strategy or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business plan requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully below in the section entitled “The Company's 12-month Plan for its Business.”  In addition, as we grow our number of registered active users, our rewards costs will increase.  We will need to increase our revenue per registered active user in order to cover our rewards costs and to become profitable, and there is no guarantee that we will be able to do so. There is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business plan and operations.  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no guarantee that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through March 31, 2013, we have invalidated 170,765 accounts for suspicious activity of a total of 2,353,467 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to changing our products or services, any of which would have a negative effect on our business and results of operations.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

•
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•
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

ITEM 2. Unregistered Sale of Equity and Use of Proceeds ( in thousands, except for share information )

$25,000 Line of Credit

In consideration of Sillerman Investment Company II, LLC's ("SIC II's") agreement to provide the $25,000 Line of Credit, on February 11, 2013, the Company issued to SIC II, an affiliate of Mr. Sillerman, 5,000,000 shares of the Company's common stock. Such 5,000,000 shares of the Company's common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

Exchange

The Company and Sillerman Investment Company LLC (“SIC”) entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782.  The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company for each $100 in principal amount so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange.  Such 8,312,699 shares of the Company's common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

Issuance of Shares in Connection with Loyalize Acquisition

In connection with the purchase from Trusted Opinion Inc. of the Loyalize assets, the Company was also obligated to fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of its common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at Buyer's election. The Company elected to pay this obligation in shares of its common stock and on February 11, 2013, issued 1,171,712 shares of its common stock in satisfaction of this obligation. Such shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information (in thousands except for share information)

Resignation of Director

On May 6, 2013, Benjamin Chen resigned from the Board of Directors of the Company.

Issuance of Additional Options to Directors

On May 6, 2013, the Board of Directors approved the issuance of 186,000 additional stock options. The company expects to record a stock-based compensation charge of approximately $89 in the fourth quarter related to these options.

Term Loan Agreement

On March 11, 2013, Viggle Inc. (the “Company”) entered into a Term Loan Agreement (the “DB Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $10,000.  The Company may, from time to time, request advances (the “Advances”) from the DB Line in amounts of no less than $1,000.

Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to the LIBOR Rate plus 4% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $150,000 facility fee from the initial draw of $5,000 made at closing.

The DB Line matures on September 11, 2013, unless sooner due as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line.

The Company may make prepayments, in whole or in part, under the DB Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

Repayment of the loan was guaranteed by Robert F.X. Sillerman.  In consideration for the guarantee Mr. Sillerman's designee, Sillerman Investment Company II LLC (“SIC II”), which is the lender under the New $25,000 Line of Credit described below, received a warrant for 10,000,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense in the third fiscal quarter of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II, an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000. In consideration of the Lender's agreement to provide the Second Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. Such 5,000,000 shares of the Company's common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder and Rule 506 of Regulation D promulgated thereunder. The Company booked stock based compensation expense in the third fiscal quarter of approximately $5,000 related to the shares issued to SIC II.

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

On March 11, 2013, Viggle and SIC II entered into an amended and restated line of credit (the “New $25,000 Line of Credit”)which modified the Original $25,000 Line of Credit to reduce the interest rate from 14% per annum to 9% per annum and provide, as  security for the Company's obligations, a pledge of the Company's assets pursuant to a security agreement (the “Security Agreement”, more particularly described below).  In addition the Company entered into a subordination agreement (the “Subordination Agreement”, as more particularly described below) by which the repayment and the security for the New $25,000 Line of Credit was subordinated to the repayment of the DB Line.

The Company may, from time to time, draw on the New $25,000 Line of Credit in amounts of no less than $1,000, provided that the outstanding principal balance under the DB Line and the New $25,000 Line of Credit may not exceed $25,000. The Company is not permitted to draw on the New $25,000 Line of Credit more than once per month. Interest will accrue on all unpaid principal amounts drawn under the New $25,000 Line of Credit Note at a simple interest rate equal to 9% per annum, with interest being compounded semi-annually and paid at maturity.  The Company intends to first draw under the DB Line until fully drawn.

The New $25,000 Line of Credit matures on the earlier to occur of (i) February 11, 2015 or (ii) a change of control transaction.  At maturity, the Company must pay all principal amounts then outstanding, plus all accrued and unpaid interest thereon.  The Company may prepay at any time, without penalty.

If an event of default occurs, all amounts due under the New $25,000 Line of Credit are due and payable immediately.  Events of default include the non-payment of amounts due, certain bankruptcy-type events, incorrect material statements made by the Company, the Company's contest or dispute of any provisions of the New $25,000 Line of Credit, or a material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC II.

Additionally, in the event of draws which exceed the DB Line maximum of $10,000, the lender (including Robert F.X. Sillerman and his affiliates) under the New $25,000 Line of Credit will receive 100,000 warrants (which will be in the same form as the Guarantee Warrants) to purchase the Company's common stock for every $100 drawn down and funded to the Company.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance. To the extent there are participants other than SIC II who agree to fund a portion of the New $25,000 Line of Credit, such participants will be responsible for a pro rata share of each draw and receive the same number of warrants for each $100 drawn from them.

$20,000 Line of Credit Exchange

The Company and Sillerman Investment Company LLC (“SIC”) entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782, on the terms described below.  The 8% Note is subordinated in repayment and security to the DB Line and the New $25,000 Line of Credit, provides for an interest rate of 8% (as opposed to the 9% interest rate in the $20,000 Line of Credit Note), and matures on March 11, 2016 (as opposed to the June 29, 2013 maturity date for the $20,000 Line of Credit Note).   The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100,000 in principal amount of the Original Note so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange (the “Common Shares”).  The Company recorded compensation expense in the third fiscal quarter of $7,481 related to the shares issued to SIC.  In addition, the Exchange Agreement permits the Company to issue up to an additional $29,300 of additional 8% Convertible Secured Notes on the same terms.

The 8% Note is convertible into shares of Common Stock in accordance with the terms of an Exchange Agreement, by and between the Company and SIC, the terms of which are more particularly described in the Section below.

The Exchange Agreement provides for holders of the 8% Notes to have piggyback registration rights for the shares of Common Stock into which the 8% Notes may be converted.

Secured Convertible 8% Notes

Pursuant to the Exchange Agreement, the Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which will mature on March 11, 2016.

The 8% Notes provide for 8% simple interest per annum, payable on each anniversary of the issuance date thereof in cash or common stock of the Company or any combination thereof, at the Company's discretion.  If the Company elects to pay such interest in shares of its common stock, then the value of the shares to be delivered will be based on the average of the closing sale prices of the Common Stock for the fifteen (15) Trading Days immediately preceding such Interest Date.  From and after the occurrence and during the continuance of any event of default under the 8% Notes, the interest rate is automatically increased to twelve percent (0.12%).

The 8% Note may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization.

The 8% Notes provide for the Company to be able to issue up to an additional $29,300 of 8% Notes on the same terms and maturing on the same date.

If an event of default occurs under the 8% Note, each holder has the right to require the Company to repay all or any portion of its note.  Events of default under the 8% Notes include payment defaults, and certain bankruptcy-type events involving the Company.

The Company may, at its option, prepay the 8% Note. If the Company chooses to prepay the 8% Note, it shall prepay a fixed lump sum in the amount of 108% in the first 12 months, 106% in months 13-24, 104% in months 25-30, and at par thereafter of the Principal Amount plus interest accrued thereon.  Such payments shall be pro-rata unless otherwise determined by the Note holders.  In the event that the Company issues primary shares in a public offering at an offering price above $1.25 per share, the Company may use up to 33% of the proceeds to prepay the Notes at par plus accrued and unpaid interest.  If a change of control is consummated, each holder has the right to require the Company to repay all or any portion of its 8% Note on the prepayment terms set forth above, or may convert its Note into common shares immediately prior to the transaction.

The 8% Notes contain customary anti-dilution provisions for stock splits, combinations and dividends only as long as dilution is less than 33%.  Dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection.

The 8% Notes also contain certain covenants and restrictions, including, among others, that, for so long as the 8% Notes are outstanding, the Company will not, without the consent of the holders of a majority of the then-outstanding principal amount of the 8% Notes, (i) make any loan or advance in excess of $500 to any officer, director, employee of affiliate of the Company (except advances and similar expenditures: (a) under the terms of employee stock or option plans approved by the Board of Directors, (b) in the ordinary course of business, consistent with past practice and (c) to its subsidiaries), (ii) incur any indebtedness that exceeds $5,000 in the aggregate other than indebtedness already included in a Board-approved budget and subordinated indebtedness, (iii) guaranty any indebtedness of any unaffiliated third party, (iv) change the principal business of the Company or exit the Company's current business, provided that the foregoing is subject to the Board's compliance with its fiduciary duties, (v) sell, assign, or license material technology or intellectual property of the Company except (i) in the ordinary course of business, consistent with past practice, (ii) sales and assignments thereof in any 12 month period that do not have a fair market value in excess of $1,000 or (iii) in connection with a change of control transaction, (vi) enter into any corporate strategic relationship involving the payment, contribution or assignment by the Company of its assets that have a fair market value in excess of $10,000 or (vii) liquidate or dissolve the Company or wind up the business of the Company, subject to certain exceptions set forth in Section 8 of the 8% Notes.  The protective covenants set forth above (except for (iii) and (vii), which will remain) disappear after 75% of the principal balance of the Notes has been repaid.

Security Agreement and Subordination Agreements

Each of the New $25,000 Line of Credit and the 8% Notes were secured by all assets of the Company, pursuant to respective security agreements (each, a “Security Agreement”) in favor of Robert F.X. Sillerman, as Collateral Agent for each lender, with the 8% Note being subordinated in repayment and security to the New $25,000 Line of Credit.  SIC II and SIC, each as lender, delivered a subordination agreement to the DB Line holder (each, a “Subordination Agreement”) by which the repayment and security therefor was subordinated to repayment of the DB Line.  Each Subordination Agreement provides that the Company's notes or Security Agreements may not be modified or amended in any manner which would affect the subordination to the DB Line and that the issuance of new or replacement notes may only be done upon the execution in a form similar to that previously issued and upon specific execution of a new Subordination Agreement by the new or replacement lender.

Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Amended and Restated $25,000 Line of Credit", "$20,000 Line of Credit Exchange", "Secured Convertible 8% Notes", and "Security Agreement and Subordination Agreement" involved Robert F.X. Sillerman, our Executive Chairman and Chief Executive Officer, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

The Company also intends to engage in negotiations with Mr. Sillerman and his affiliated entities relating to the 8% Note and other equity investments held by Mr. Sillerman and his affiliated entities as soon as practicable in an attempt to restructure such indebtedness on a long term basis. to optimize the capital structure of the Company.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
10.34	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2013, between Viggle Inc. and Sillerman Investment Company, LLC (1)
10.35	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (2)
10.36	Form of Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (3)
10.37	Form of Guarantee Warrant (4)
10.38	Form of New $25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (5)
10.39	Form of Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (6)
10.4	Form of 8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (7)
10.41	Form of Security Agreement for the New $25,000,000 Line of Credit Note (8)
10.42	Form of Security Agreement for the 8% Note (9)
10.43	Form of Subordination Agreement (10)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	[XBRL Exhibits to be added]
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 11, 2013
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed on February 14, 2013
(3)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(4)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(5)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(6)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(7)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(8)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(9)	Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(10)	Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on March 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

May 15, 2013	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)