Form 10-K
period 2013-06-30
Viggle Inc.
filed 2013-09-17
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2012, based on the closing price of such stock on the Pink Sheets on such date, was $30,590,733.

As of September 17, 2013, there were 75,139,350 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Viggle Inc.
Annual Report on Form 10-K
June 30, 2013

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders.

As used in this report:

•	"Viggle" refers to Viggle Inc., a Delaware corporation (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Viggle and its subsidiaries, individually, or in any combination

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"GAAP" refers to generally accepted accounting principles in the United States

ITEM 1.	BUSINESS
Our Business
Our Vision
Viggle makes TV more rewarding.

Our Strategy
Viggle is an incentive-based, interactive loyalty platform developed to enhance the TV viewing experience and make TV more rewarding. We seek to enhance the TV experience by helping viewers decide what to watch and when, enhance the viewing experience with real time games and additional content, and reward viewers for being loyal to their favorite shows throughout a season. For advertisers, Viggle provides clients targeted and interactive ads to amplify their TV messaging. For TV networks and content producers, Viggle delivers promotional benefits by driving tune-ins to specific shows, engaging the consumers in a richer content experience, and increasing awareness of promoted shows. The result of all this interaction creates the definitive interest graph for TV. As a media company, we seek to attract an ever-larger audience in order to sell advertising. We believe that making TV more rewarding and engaging around the shows consumers love, will drive them to use Viggle.

Overview of our Service
U.S. consumers can become Viggle users through a free App that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store or the Google Play Store. After a consumer downloads the App, he/she must create an account. Viggle then provides the ability for customers to play along with TV shows, to share comments through social media, to answer trivia questions or polls, to chat with friends, play games, or to discover more about the show, all while they watch TV.
The user experience is simple. While watching TV, a user taps the "check-in" button which activates the device's microphone. Viggle collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from at least 170 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check-in and engagement. Users can redeem the points within the rewards catalog for items that have a monetary value such as gift cards, unique deals and offers, electronics, sweepstakes, charitable donations, and Viggle-branded merchandise. Once a customer has "checked-in" to a show, the App provides a set of optional games, tools, and information to enhance the TV experience.

Viggle points can be earned through five different activities: WatchPoints (1 point for every minute a user is checked-in on Viggle), Bonus Points (added points for watching promoted shows), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for watching a series of shows), and Advertising Points (revenue we share with our customers in the form of points).

An illustration of how our App works is shown below:

Since our launch on January 25, 2012, and through June 30, 2013, 3,253,464 users have registered for Viggle, of which we have deactivated 190,929 for a total of 3,062,535 registered users. For the three months ended June 30, 2013, we have accumulated an average of 757,273 monthly active users. Monthly active users are computed by determining those users that are both registered on the Viggle App and that have earned or redeemed points, other than points received for registering for the Viggle App, in the particular month. As of June 30, 2013, our members have checked-in to 265,378,396 TV programs and spent an average of approximately 68 minutes of active time within the Viggle App per session. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 1,959,395 rewards.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 Starbucks gift card can be earned for 12,500 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 482,500 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.    From time to time, we may change the rewards offered and the number of points required to earn any given reward.  For the 1,959,395 reward redemptions through June 30, 2013, the average number of points used per redemption has been approximately 13,060 points and the total retail value to consumers was approximately $13.4 million.

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

Our Technology
The first version of the App was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012. It has been updated periodically. The approved version of the App works on Apple iOS devices such as the iPhone, iPad and iPod Touch. On June 27, 2012, we released a version of the Application for use on Android smartphones and tablets. Although we have launched the App to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the App with a goal of improving overall performance and usability.

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

The back-end technology for the App has been designed to accommodate the significant numbers of simultaneous check-ins required to support prime time television audiences. This back-end technology is currently operational and has the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

The technology supporting our unique feature of digital fingerprinting and our matching technology is subject to a currently unissued but pending patent.

Our Revenues

We began generating revenues in early calendar year 2012. Advertising is sold directly to brand marketers, television networks or through advertising agencies by our dedicated sales team.  We also generate revenue through partnerships with third party mobile advertising networks.  Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18 and 49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our Application into their client proposals.  We generate revenue from standard mobile media advertising sales and affiliate programs:

•	when our users click and view advertisements in our App;

•	when our users complete an engagement (defined as a poll, video quiz, game or slide show) appearing in our App that is created by an advertising agency, our brand partners or our team; and

•	through affiliate or bounty commissions from third parties if our users purchase items or subscribe to services after clicking from our App to other apps or websites.

With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions and/or per completed engagement.  The third-party ad server then serves the ads and/or engagements within the App during the course of using the Viggle App.  As impressions and engagements are delivered and completed, we bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

Our Target Consumers
While most people watch television, we are targeting male and female consumers between the ages of 18 and 49.  This target audience was selected due to the amount of TV they consume on a weekly basis, as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while viewing television. To build our user base, we will target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

When a user signs up for and downloads our App, we collect the user's email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage users to provide additional information such as their physical mailing address.  Knowing the user's birthday allows us to verify that the user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by the user in the Application rewards catalog.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

Our Competitive Position
The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products, making it easy to shift consumption from one provider to another. Additionally, the “Social TV” category is nascent and has yet to attract the attention of mainstream consumers and marketers.  Many of our competitors are larger, more established, better funded, and have a history of successful operations.  Although we launched the first version of our App in January 2012, there can be no assurance of how successful the product will be or how effectively the technology will perform.

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our App differs significantly because we offer users real, as opposed to virtual, rewards such as movie tickets, music cards and gift cards, and we drive our customers to engage and interact with TV shows for longer periods of time.  We offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that rewards our users for being more loyal to their TV shows and provide our users with, we believe, more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the Application with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

Other companies in the “Social TV” market focus on the simple ability of a user to communicate their television viewing activity to others in the user's social media circles.  Instead of real rewards, these companies offer their users virtual points, leader board status, digital badges or stickers. We believe that our target market will be motivated by the ability to earn real rewards on a frequent basis and to interact in real time via show-specific polls, quizzes, videos and games.

Recent Acquisitions (amounts in thousands except share and per share data)

WatchPoints
On September 29, 2011, in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.'s Watchpoints business. The consideration for such transaction consisted of $2,500 in cash and 100,000 shares of the Company's common stock with a fair value of $16.00 per share on the date of the transaction. The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television Application utilizing audio recognition technology. The assets purchased, and the related value allocated to each, included intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “Watchpoints” name. The value allocated to the intellectual property is being amortized over the expected useful life of the Company's software products.

Loyalize
On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation,  now known as Loyalize Inc (“FN(x) I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement executed by the Company and FN(x) I on such date (the “Asset Purchase Agreement”) .  In consideration for its purchase of such assets, the Company paid Trusted Opinion $3,185 in cash and agreed to deliver 137,519 of the Company's common shares as follows: 32,627 shares delivered directly to Trusted Opinion within three business days of delivery of the financial statements and 104,892 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, which were held until December 31, 2012 to secure certain representations, warranties and indemnities given by Trusted Opinion under the Asset Purchase Agreement.  The value of the 137,519 common shares as of the date of closing at $1,719 based on the $12.50 per share closing price of the Company's common stock on the date of closing.  In addition to certain minor purchase price adjustments to be made post-closing, the Company was obligated to also fund as a purchase price adjustment the difference, if any, by which $1,839 exceeds the calculated value (computed based on the average closing price of the Company's common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company's option.  The Company elected to pay this obligation in shares of its common stock, and on February 11, 2013, issued 1,171,712 shares of its common stock in satisfaction of this obligation.

TIPPT Media Inc.
On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT Media Inc. ("TIPPT"). In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company, and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 500,000 shares of the Company's common stock at an exercise price equal to 115% of the 20-day trading average of the Company's common stock if certain performance conditions were met within four months of the closing of the transaction. The Company believed it was probable that the performance conditions would be met and thus the fair value of the warrants were recorded. The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.

The Company determined that immediately before the transaction, the activities of TIPPT did not constitute a business.  Therefore, the Company accounted for the TIPPT transaction as an asset acquisition in accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets.

On May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retained a 15% ownership interest in TIPPT.  TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agreed to pay the Company $1,201, which represented $701 of working capital advances and an additional $500 that the Company agreed to loan to TIPPT.

As part of the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value the intellectual property contracts.  The Company recorded an impairment charge for the full carrying value of such contracts.  Accordingly, the carrying value at June 30, 2012 was zero.  Also, based on the limited financial resources of TIPPT and TIPPT LLC, the Company fully reserved the $500 Purchase Money Note and the $1,201 relating to the Amended and Restated Promissory Note described above. The total charge of $3,951 is included in selling, general and administrative expenses for the year ended June 30, 2012.

Intellectual Property

As of June 30, 2013, the Company has filed to protect its initial trademarks and has filed patents to protect its technology, which are currently pending.  We anticipate that there will be patent and other filings in the future.  We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2013, the Company had a total of 108 full-time employees.  Management considers its relations with its employees to be good.

Principal Executive Offices

The principal executive offices of the Company are located at 902 Broadway, 11th Floor, New York, New York 10010 and our telephone number is (212) 231-0092.

Available Information

The Company is subject to the informational requirements of Section15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We electronically files reports and other information with, and electronically furnish reports and other information to, the Securities and Exchange Commission. Such reports and other information filed or furnished by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.

In addition, the Company makes available free of charge through its website, http://www.viggle.com, its Annual Reports on Form 10-K and quarterly reports on Form 10-Q (commencing March 31, 2011), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.	RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

Since we have limited financial resources and a limited operating history and minimal revenues to date, we may be unable to achieve or maintain profitability.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have limited financial resources and minimal revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient debt or equity if our revenue is not sufficient, as is now the case. There is no assurance such debt and/or equity offerings will be successful or that we will remain in business or be able to implement our business plan if such offerings are not successful.

If we are unable to successfully develop and market our products or features or our products or features do not perform as expected, our business and financial condition will be adversely affected.

With the release of any new product or any new features to an existing product, we are subject to the risks generally associated with new product or feature introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of new products or features to perform as expected. In order to introduce and market new or enhanced products or features successfully with minimal disruption in customer purchasing patterns and user experiences, we must manage the transition from existing products in the market. There can be no assurance that we will successfully develop and market, on a timely basis, products, product enhancements or features that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

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

Since there is substantial doubt as to the Company's ability to continue as a going concern as noted in BDO USA, LLP's opinion for the fiscal year ended June 30, 2013, it may be difficult for the Company to effectuate its business plan.

The Company has incurred losses since its inception and has not yet successfully established profitable operations. Our financial statements have been prepared on a going concern basis.  Costs and expenses, or the inability to generate increased revenues, will likely require additional financing; which would be sought through equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, implementing its business plan, developing its property and/or meeting its obligations. This could result in the entire loss of any investment in shares of the Company's common stock. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the Financial Statements included in this filing (for the fiscal year ended June 30, 2013).

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any debt securities or instruments we may issue would likely have rights superior to the rights of our common stockholders.

Our common stock price may fluctuate significantly and you may lose all or part of your investment.

Because we are a newly established operating company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. There can be no assurance whether or when we will generate revenue from the license, sale or delivery of our unique products and services. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

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

Our shares of common stock are very thinly traded. Accordingly, it may be difficult to sell shares of common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of our common stock.

Since we do not intend to declare dividends for the foreseeable future, and we may never pay dividends, you may not realize a return on your investment unless the price of our common stock appreciates and you sell your common stock.

We will not distribute cash to our stockholders unless and until we can develop sufficient funds from operations to meet our ongoing needs and execute our business plan. The time frame for this is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

Since we are controlled by our current insiders and their affiliates, you and our other non-management stockholders will be unable to affect the outcome in matters requiring stockholder approval.

As of September 17, 2013, approximately 52,088,000 shares of our common stock, not including warrants, options, or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 69.3% of the total voting power, with Mr. Sillerman directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into other transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We rely on key members of management, and the loss of their services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of management. These individuals are a significant factor in our growth and ability to meet our business objectives.  In particular, our success is highly dependent upon the efforts of our executive officers and our directors, particularly Mr. Sillerman.  The loss of our executive officers and directors could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor's investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability, which may limit our ability to finance our business plan and adversely affect our business.

Mr. Sillerman and other officers are receiving compensation, and any other current or future employees of our company may be entitled to receive compensation, payments and reimbursements, regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Sillerman or any other senior executive in the future will be determined from time to time by the board of directors or our Compensation Committee.  Such obligations may negatively affect our cash flow and our ability to finance our business plan, which could cause our business to fail.

Some of our officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Mr. Sillerman and Mr. Nelson are each engaged in other business endeavors, including serving as executive officers of Circle Entertainment Inc. (“Circle”).  Additionally, Mr. Sillerman is also the Chairman and Chief Executive Officer of SFX, a new company in the live entertainment business, and Mr. Nelson is a Senior Legal Adviser to such company. Mr. Sillerman is a director of Circle and Mr. Nelson is Executive Vice President, General Counsel and Corporate Secretary of Circle. Under Mr. Sillerman's employment agreement, he is obligated to devote his working time to our affairs, but may continue to devote time to other outside non-competitive businesses.  Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business.  Pursuant to Mr. Nelson's employment agreement, he is obligated to devote such time and attention to our affairs as is necessary for him to perform his duties as Executive Vice President.  He is also entitled to perform similar functions for Circle and/or SFX pursuant to shared services agreements described in Note 12, Related Party Transactions to the Consolidated Financial Statements filed with this Annual Report on Form 10-K.  In addition, our newest director, Michael Meyer, is a member of the board of directors and chair of the audit committee of both Circle and SFX. Certain of our other employees, including employees in Human Resources, IT management and office management, also perform services for SFX under shared services agreements and certain SFX employees may perform services for us. Although Circle, SFX, and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought.  Conflicts of interest are prohibited as a matter of our corporate policy, except under guidelines approved by the board of directors, as set forth in our Code of Business Conduct and Ethics.  Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.  For a description of our Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” below.

Our business and growth may suffer if we are unable to attract and retain key officers or employees.

Our success depends on the expertise and continued service of Mr. Sillerman, and certain other key executives and technical personnel. It may be difficult to find a sufficiently qualified individual to replace Mr. Sillerman or other key executives in the event of death, disability or resignation, resulting in our inability to implement our business plan.

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel.  However, competition for these types of employees is intense due to the limited number of qualified professionals.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  We believe that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

We are uncertain of our ability to manage our growth.

Our ability to grow our business is dependent upon a number of factors, including our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new products and services that our customers may require in the future, and our ability to adapt our own systems to accommodate expanded operations.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The digital and mobile technology business is highly fragmented, extremely competitive, and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us and our competitors.  We are an entertainment company that utilizes digital media and Smartphone technology.  If we are successful, larger and more established entertainment companies, with significantly greater resources, may try to enter the market with similar technologies, and may be in better competitive positions than we are.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as:

•	Applications promoting social TV experiences and discussions; and

•	White label providers of social media and media-specific applications.

Additionally, new competitors may be able to launch new businesses at relatively low cost.  Either existing or new competitors may develop new technologies, and our existing and potential advertisers may shift their advertising expenditures to these new technologies. Therefore, we cannot be sure that we will be able to successfully execute our business strategy in the face of such competition.

We may be unable to compete with larger or more established companies in two industries.

We face a large and growing number of competitors in the digital and mobile technology and entertainment industries.  If we successfully combine digital and mobile technology with entertainment, we will have competitors from both the digital and mobile technology and entertainment industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in these industries than do we. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. Further, our current and/or future competitors in the digital and mobile technology industry may develop or license technology that is similar to the Viggle App. We cannot be sure that we will be able to compete successfully with existing or new competitors.

If our products do not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

While we believe that a viable market exists for the products we are developing, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully below in the section entitled “The Company's 12-Month Plan for its Business.”  In addition, as we grow our number of registered active users, our rewards costs will increase.  We will need to increase our revenue per registered active user in order to cover our rewards costs and to become profitable; there is no guarantee that we will be able to do so. Additionally, there is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business and operations.  Moreover, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, and, therefore, potentially harm our reputation and ability to attract and retain users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products, or an increase in response time, could result in a loss of potential customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

If we fail to detect fraud, including click fraud, other invalid clicks on ads, or improper engagements, we could lose the confidence of our current and potential advertiser clients, incur additional costs, or both, which would cause our business to suffer.

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no guarantee that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking App activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through June 30, 2013, we have invalidated 190,929 accounts for suspicious activity of a total of 3,253,464 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

We may be unable to protect our intellectual property rights from third-party claims and litigation, which could be expensive, divert management's attention, and harm our business.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us.   Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products. This may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses, or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, our results of operations and out financial condition.

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

As a result, although we have filed “Form 10 Information” as of July 24, 2012, stockholders who receive our restricted securities will be able to sell them pursuant to Rule 144 without registration only as long as we continue to meet those requirements and are not a shell company. No assurance can be given that we will continue to meet these requirements or that we will not again be a shell company. Furthermore, any non-registered securities we sell in the future or issue for acquisitions or to consultants or employees in consideration for services rendered, or for any other purpose will have limited or no liquidity until and unless such securities are registered with the SEC and/or until a year after we have complied with the requirements of Rule 144. As a result, it may be harder for us to fund our operations, to acquire assets and to pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to execute our business and sustain our operations.  Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

Changes to federal, state or international laws or regulations applicable to our business could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to privacy, advertising generally, consumer protection, content regulation, intellectual property, defamation, child protection, advertising to and collecting information from children, taxation, employment classification and billing. These laws and regulations, and the interpretation or application of these laws and regulations, could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management's attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business, including measures to regulate consumer privacy, the use of copyrighted material, the collection of certain data, network neutrality, patent protection, cyber security, child protection, subpoena and warrant processes, taxes and tax reporting (including issuing IRS 1099 forms to our users), gift cards, employee classification, employee health care, and others. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

In addition, most states have enacted legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

Many of our potential partners are subject to industry specific laws, regulations or licensing requirements, including in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fail to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, our business could be adversely affected. Furthermore, these laws may also limit the way we advertise our products and services or cause us to incur compliance costs, which could affect our revenues and could further adversely impact our business.

There are a number of significant matters under review and discussion with respect to government regulations which may affect the business we intend to enter and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEMS 2.	PROPERTIES

The following table sets forth certain information with respect to the Company’s principal  locations as of June 30, 2013.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
902 Broadway 11th Floor New York, NY	Corporate Office	Headquarters	16,500 sq. ft.	Leased until April 2022
2058 Broadway Santa Monica, CA	Satellite Office	Sales/Technology	3,200 sq. ft.	Leased until March 2016
333 Bryant Avenue San Francisco, CA	Satellite Office	Sales	2,800 sq. ft.	Leased until April 2015

ITEM 3.	LEGAL PROCEEDINGS

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

The Company denies that it is infringing on any valid, enforceable claims of the asserted patents and intends to vigorously defend itself against the lawsuit. The Company filed its answer on October 3, 2012.

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

The following table sets forth the high and low bid prices of our common stock during the calendar year ended December 31, 2011 and through the second calendar quarter ended June 30, 2013.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

2011	High	Low
First quarter(1)(2)	$56.00	$0.02
Second quarter	$25.00	$16.60
Third quarter	$21.40	$9.50
Fourth quarter	$18.00	$9.00
2012
First quarter	$17.80	$11.00
Second quarter	$5.45	$2.50
Third quarter	$5.60	$0.65
Fourth quarter	$2.55	$1.08
2013
First quarter	$1.31	$0.66
Second quarter	$0.88	$0.32

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

As of September 13, 2013, there were 103 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. There are no outstanding preferred shares for our

Company.  The terms of any future debt agreements we may enter into could prohibit or restrict the payment of cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2013 (amounts in thousands, except per share amounts).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	19,774	$1.70	10,226
Equity compensation plans not approved by security holders (none)	—	—	—

(1) Includes 1,869,168 restricted shares, which are not currently vested, and there is no exercise price for such shares.

For a description of our Executive Equity Incentive Plan, see Note 10 to our audited Consolidated Financial Statements included elsewhere in this report.

ITEM 6.	Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company’s historical audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our historical results of operations reflected in our historical audited consolidated financial statements are not necessarily indicative of our future results of operations.

Overview
Viggle Inc. was incorporated in Delaware in July 1994, and was formerly known as Function (x) Inc, Function (X) Inc. and Gateway Industries, Inc.

Viggle is an incentive-based, interactive loyalty platform developed to enhance the TV viewing experience and make TV more rewarding. We seek to enhance the TV experience by helping viewers decide what to watch and when, enhance the viewing experience with real time games and additional content and reward viewers for being loyal to their favorite shows throughout a season. For advertisers, Viggle provides clients targeted and interactive ads to amplify their TV messaging. For TV Networks and content producers, Viggle delivers promotional benefits by driving tune-ins to specific shows, engaging the consumers in a richer content experience, and increasing awareness of promoted shows. The result of all this interaction creates the definitive interest graph for TV. As a media company, we seek to attract an ever-larger audience in order to sell advertising. We believe that making TV more rewarding and engaging consumers around the shows they love will drive consumers to use Viggle.

U.S. consumers can become Viggle users through a free app that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store or the Google Play Store. After the consumer downloads the App, he/she must create an account. Viggle then provides the ability for customers to play along with TV shows, to share comments through social media, to answer trivia questions or polls, to chat with friends, play games, or to discover more about the show, all while they watch TV.

The user experience is simple. While watching TV, a user taps the "check-in" button, which activates the device's microphone.

Viggle collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from at least 170 English and Spanish television channels within the United States. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check-in and engagement. Users can redeem the points within the rewards catalog for items that have a monetary value such as gift cards, unique deals and offers, electronics, sweepstakes, charitable donations, and Viggle-branded merchandise. Once a customer has "checked-in" to a show, the App provides a set of optional games, tools, and information to enhance the TV experience.

Viggle points can be earned through five different activities: WatchPoints (1 point for every minute a user is checked-in on Viggle), Bonus Points (added points for watching promoted shows), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for watching a series of shows), and Advertising Points (revenue we share with our customers in the form of points).

Since our launch on January 25, 2012, and through June 30, 2013, 3,253,464 users have registered for Viggle, of which we have deactivated 190,929 for a total of 3,062,535 registered users. For the three months ended June 30, 2013, we have accumulated an average of 757,273 monthly active users. Monthly active users are computed by determining those users that are both registered on the Viggle App and that have earned or redeemed points, other than points received for registering for the Viggle App, in the particular month. As of June 30, 2013, our members have checked-in to 265,378,396 TV programs and spent an average of approximately 68 minutes of active time within the Viggle App per session. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 1,959,395 rewards.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $5.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $5.00 Starbucks gift card can be earned for 12,500 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 482,500 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.    From time to time, we may change the rewards offered and the number of points required to earn any given reward.  For the 1,959,395 reward redemptions through June 30, 2013, the average number of points used per redemption has been approximately 13,060 points and the total retail value to consumers was approximately $13.4 million.

It is not possible to earn points on the Viggle App without registering. In order to avoid double-counting and limit the instances of fraud, the App is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day, and users are not able to share or combine points with different users or devices. While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

Technology
The first version of the App was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012. It has been updated periodically. The Approved version of the App works on Apple iOS devices such as the iPhone, iPad and iPod Touch. On June 27, 2012, we released a version of the App for use on Android smartphones and tablets. Although we have launched the App to the public, there is no guarantee how effectively the technology will perform. We continuously test and update the App with a goal of improving overall performance and usability.

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

The back-end technology for the App has been designed to accommodate the significant numbers of simultaneous check-ins required to support prime time television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check-ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

The technology supporting our unique feature of digital fingerprinting and our matching technology is subject to a currently unissued but pending patent.

Revenue
We began generating revenues in early calendar year 2012. Advertising is sold directly to brand marketers and television networks or through advertising agencies by our dedicated sales team.  We also generate revenue through partnerships with third party mobile advertising networks. Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18 and 49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our App into their client proposals.  We generate revenue from standard mobile media advertising sales and affiliate programs:

•	when our users click and view advertisements in our App,

•	when our users complete an engagement (defined as a poll, video quiz, game or slide show) appearing in our App that is created by an advertising agency, our brand partners or our team, and

•	through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our App to other apps or websites.

With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions and/or per completed engagement.  The third-party ad server then serves the ads and/or engagements within the App during the course of using the Viggle App.  As impressions and engagements are delivered and completed, we bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

Watchpoints and Engagement Points
The Company issues points to its users as an incentive to utilize the Viggle App and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned, but not redeemed, are classified as a liability.

The Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its Consolidated Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

Target Consumers
While most people watch television, we are targeting male and female consumers between the ages of 18 to 49 years old.  This target audience was selected due to the amount of TV they consume on a weekly basis, as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while viewing television. To build our user base, we will target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

When a user signs up for and downloads our App, we collect the user's email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage users to provide additional information such as their physical mailing address.  Knowing the user's birthday allows us to verify that the user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by the user in the App rewards catalog.  This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

Competitive Position
The market for digital and social media applications is intensely competitive and subject to rapid change.  New competitors may be able to launch new businesses at relatively low cost.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Additionally, the “Social TV” category is nascent and has yet to attract the attention of mainstream consumers and marketers.  Many of our competitors are larger, more established and better funded and have a history of successful operations.  Although we launched our first version of our App in January 2012, there can be no assurance of how successful the product will be or how effectively the technology will perform.

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our App differs significantly because we offer users real, as opposed to virtual, rewards such as movie tickets, music cards and gift cards, and we drive our customers to engage and interact with TV shows for longer periods of time.  We offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that reward our users for being more loyal to their TV shows and provide our users with, we believe, more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the App with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

Other companies in the “Social TV” market focus on the simple ability of a user to communicate their television viewing activity to others in the user's social media circles.  Instead of real rewards, these companies offer their users virtual points, leader board status, digital badges or stickers. We believe that our target market will be motivated by the ability to earn real rewards on a frequent basis and to interact in real time via show-specific polls, quizzes, videos and games.

Going Concern
Our Consolidated Financial Statements, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations

Results for the Years Ended June 30, 2013 and 2012 (amounts in thousands)

	Year Ended June 30, 2013	Year Ended June 30, 2012	Variance
Revenues	$13,907	$1,735	$12,172
Cost of watchpoints and engagement points	(8,461)	(5,639)	(2,822)
Selling, general and administrative expenses	(102,433)	(92,572)	(9,861)
Operating loss	(96,987)	(96,476)	(511)
Other income (expense):
Other income (expense), net	7,062	(188)	7,250
Interest (expense) income, net	(1,408)	153	(1,561)
Total other income (expense)	5,654	(35)	5,689
Net loss before provision for income taxes	(91,333)	(96,511)	5,178
Income tax expense	(70)	—	(70)
Net Loss	$(91,403)	$(96,511)	$5,108

Consolidated Operating Results for the Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012 (amounts in thousands)

Revenues

Operating revenue for the year ended June 30, 2013 increased to $13.9 million from $1.7 million for the year ended June 30, 2012. The increase was primarily from increased sales of brand advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the year ended June 30, 2013 was $8.5 million, an increase of $2.8 million from the prior year. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content.  The increase is related to the increase in the number of registered users on the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $102.4 million for the year ended June 30, 2013, an increase of $9.9 million from the prior year. The increase was primarily due to increases of:

•	$2.6 million of personnel costs, primarily salary and related benefits;

•	$3.2 million of marketing costs;

•	$1.9 million of technology related costs;

•	$2.2 million of stock based compensation;

•	$1.5 million of depreciation and amortization;

•	$3.3 of barter expense;

partially offset by decreases of:

•	$1.1 million of outside labor costs;

•	$3.5 million of costs related to TIPPT incurred in the prior year.

Other Income, Net

Other income, net primarily includes gains related to the valuations of the warrants payable of $4.2 million and the conversion feature within the convertible note of $2.8 million.

Interest (Expense) Income, Net

Interest expense, net was $1.4 million for the year ended June 30, 2013, which included interest income of $0.1 million. The increase in interest expense in 2013 is due to an increase in debt. Interest income, net was $0.2 million for the year ended June 30, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At June 30, 2013 and 2012, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the year ended June 30, 2013, the Company recorded an income tax provision of $70 to reflect tax amortization of the Company's goodwill.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA
The Company provides a non-GAAP measure for adjusted rewards costs as an alternative view of the Company's cost of providing rewards to its users. The Company reports rewards costs in its Consolidated Statements of Operations in both Cost of watchpoints and engagement points and in Selling, general and administrative expenses. Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, that a useful financial measure for investors is to provide the amount of cash the Company has actually paid to provide rewards to its users. The Company also presents Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation, and the adjustment to rewards costs. The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of, operating loss prepared in accordance with generally accepted accounting principles in the United States (GAAP). Management believes these non-GAAP measures enhance investors' understanding of the Company's financial performance. Since adjusted rewards costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and therefore, may not be comparable to the calculation of similar measures of other companies. A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

Reconciliation of rewards cost to adjusted rewards cost and selling, general and administrative expenses to adjusted selling, general and administrative expenses (amounts in thousands)
	Year ended June 30, 2013	Year ended June 30, 2012
Cost of watchpoints and engagement points as reported	$(8,461)	$(5,639)
Adjustment to cost of watchpoints and engagement points	3,187	2,355
Adjusted cost of watchpoints and engagement points	$(5,274)	$(3,284)

Selling, general and administrative expenses as reported	$(102,433)	$(92,572)
Adjustment to selling, general and administrative expenses	1,376	1,138
Adjusted selling, general and administrative expenses	$(101,057)	$(91,434)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Year ended June 30, 2013	Year ended June 30, 2012
Operating loss as reported	$(96,987)	$(96,476)
Add:
Stock compensation costs	56,525	54,064
Adjustment to cost of watchpoints and engagement points	3,187	2,355
Adjustment to Selling, general and administrative expenses	1,376	1,138
Depreciation and amortization costs	3,771	2,280
Adjusted EBITDA *	$(32,128)	$(36,639)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, and adjustment to rewards costs

Liquidity and Capital Resources

Cash

At June 30, 2013 and 2012, we had cash balances of $1.4 million and $3.0 million, respectively.

Availability Under Lines of Credit

On February 11, 2013, SIC II provided an additional line of credit to the Company of up to $25.0 million (See Notes to Consolidated Financial Statements Note 7), which was exchanged for a New $25.0 million Line of Credit Note on March 11, 2013. As of June 30, 2013, the Company had $11.0 million of funds available under the credit line.

The Company's capital requirements to fund its business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards.  These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest variable cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle app, we expect to generate increased revenue from the sale of digital media within our App and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the App. In respect to our operating costs, employee salaries, cost of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, and to market the Viggle App over the next 12 months.  The overall level of expenses will be reflective of management's view of the current opportunities for the Viggle App within the marketplace.  We utilize significant computing resources to run our mobile platform and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of its business plan for the next 12 months.

The Company's 12-Month Plan for its Business

The Company has projected the plan for its business for the next 12 months, which is subject to change resulting from both internal and external circumstances.   The Company's 12-month plan has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties.  Our 12-month plan represents our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this Annual Report. We do not warrant or guarantee the foregoing.

The Company's current plan will require capital of approximately $21 million over the next 12-month period to cover the fixed expenses and capital needs of the Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the filing of this Annual Report on Form 10-K, the Company has up to $6.0 million available to draw on its credit line to fund its operations (see Note 7 Loans Payable and Note 14 Subsequent Events in the Notes to the Consolidated Financial Statements). In order to meet its capital requirements for the next 12 months, the Company anticipates it will need approximately $15 million in new capital (in excess of the cash currently held by the Company and amounts currently available to draw under its credit line). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards.  As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards.  In early Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App.  It may be challenging to grow revenue as the Company faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

The actual amount of funds required for the next 12 months may vary depending upon the number of users, the rewards offered, the marketing and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which prospective users enroll in the App.  In the event that the required cash is not funded from revenue, the Company will need to raise additional capital through either debt or equity financing.  Alternatively, the Company would need to revise its business plan to reduce its spending rate and delay certain projects that are part of its business plan based on the amount of capital available until additional capital is raised.

Cash Flows for the Year Ended June 30, 2013 (amounts in thousands)

	Year Ended June 30, 2013	Year Ended June 30, 2012
Net cash used by operating activities	$(32,237)	$(32,580)
Net cash used in investing activities	$(944)	$(13,517)
Net cash provided by financing activities	$31,577	$45,266

Operating Activities

Cash used in operating activities was $32.2 million for the year ended June 30, 2013. This included a net loss of $91.4 million, partially offset by non-cash, share based compensation of $56.5 million.

Investing Activities

Cash used in investing activities was $0.9 million for the year ended June 30, 2013. The primary components consisted of $0.6 million used for the purchase of property and equipment and $0.4 million used for capitalized software costs.

Financing Activities

Cash provided by financing activities was $31.6 million for the year ended June 30, 2013. This amount consisted primarily of $21.5 million cash proceeds from the lines of credit and $10.0 million cash proceeds from the DB Line.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on the Company.

Commitments and Contingencies

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Application of Critical Accounting Policies

The following accounting policies require significant management judgments and estimates:

Revenue Recognition

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

Advertising Revenue:  We generate advertising revenue primarily from display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM basis, and completed engagements on a cost per engagement, or CPE basis basis.  Advertising campaigns typically range from one to 12 months, and advertisers generally pay us based on a minimum of delivered impressions, or the satisfaction of other criteria, such as click-throughs.

Deferred Revenue:  Our deferred revenue consists principally of both prepaid but unrecognized revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services.  Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Barter Revenue: Barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions" (ASC Topic 605-20-25). Such transactions are recorded at the fair value of the advertising provided based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions.

Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

The Company recognized barter revenue for the year ended June 30, 2013 of $3,282. The Company recognized barter expense for the year ended June 30, 2013 of $3,282. The Company did not recognize any barter revenue or barter expense for the year ended June 30, 2012.

Watchpoints and Engagement Points

The Company issues points to its users as an incentive to utilize the App and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned, but not redeemed, are classified as a liability.

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

There was no significant impairment to the Company's long lived assets as of, and for the year ended, June 30, 2013.

Based on the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company 1) derecognized $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of the 100 Mile Group Agreement relating to the TIPPT transaction (see Note 4 to the Consolidated Financial Statements, Acquisitions).  The Company recorded an impairment charge for the full carrying value of this agreement.  Accordingly, the carrying value of such agreement as of June 30, 2012 was zero.

Internal Use Software

The Company capitalizes costs related to the development of internal use software in accordance with ASC 350-40.  When capitalized, the Company will amortize the costs of computer software developed for internal use on a straight-line basis or

appropriate usage basis over the estimated useful life of the software.   Computer software development costs have been capitalized in the amounts of $372 and $317 for the years ended June 30, 2013 and June 30, 2012, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes and Binomial Lattice Model option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised principally of restricted stock awards (RSUs) and employee stock options.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Viggle Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Viggle Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Viggle Inc. (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viggle Inc. at June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and at June 30, 2013 has deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY
September 17, 2013

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,359	$2,963
Accounts receivable (net of allowance for doubtful accounts of $75 and $0 at June 30, 2013 and 2012, respectively)	2,802	1,424
Prepaid expenses	915	1,000
Other receivables	236	1,290
Total current assets	5,312	6,677
Restricted cash	696	696
Property & equipment, net	2,815	2,861
Intangible assets, net	4,942	7,723
Goodwill	2,953	2,953
Other assets	57	40
Total assets	$16,775	$20,950

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$5,622	$4,838
Reward points payable	7,936	3,454
Common stock warrant liability	443	4,626
Guarantee liability	—	963
Deferred revenue	237	572
Current portion of loan payable	10,000	2,500
Total current liabilities	24,238	16,953
Loans payable, less current portion	24,782	—
Fair value of derivative embedded within convertible debt	3,870	—
Other long-term liabilities	1,263	1,310
Total liabilities	54,153	18,263

Commitments and contingencies - see note 8
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 91,124,452 shares as of June 30, 2013, issued and outstanding 76,470,041 shares as of June 30, 2012	91	76
Additional paid-in-capital	186,477	135,019
Due from executive officer	(3,561)	(3,426)
Accumulated deficit	(220,385)	(128,982)
Total stockholders' (deficit) equity	(37,378)	2,687
Total liabilities and stockholders' (deficit) equity	$16,775	$20,950

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended June 30, 2013	Year Ended June 30, 2012
Revenues	$13,907	$1,735
Cost of watchpoints and engagement points	(8,461)	(5,639)
Selling, general and administrative	(102,433)	(92,572)
Operating loss	(96,987)	(96,476)

Other income (expense):
Other income (expense), net	7,062	(188)
Interest (expense) income, net	(1,408)	153
Total other income (expense)	5,654	(35)

Net loss before provision for income taxes	(91,333)	(96,511)

Income tax expense	(70)	—

Net Loss	$(91,403)	$(96,511)

Net loss per common share - basic and diluted	$(1.12)	$(1.31)

Weighted average common shares outstanding - basic and diluted	81,445,220	73,801,034

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2011	67	$39,779	$(3,291)	$(32,471)	$4,084

Net loss	—	—	—	(96,511)	(96,511)
Private placements of common stock and warrants for cash	9	37,523	—	—	37,532
Compensation charge for fair value of common stock and warrants issued in connection with private placement	—	21,572	—	—	21,572
Interest income on notes receivable from shareholders	—	(5)	—	—	(5)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	5,916	—	—	5,916
Restricted stock based compensation	—	26,576	—	—	26,576
Stock issued for WatchPoints acquisition	—	1,600	—	—	1,600
Stock issued for Loyalize	—	1,719	—	—	1,719
Capital contribution related to corporate jet	—	336	—	—	336
Notes receivable from stockholders	—	3	—	—	3
Balance June 30, 2012	$76	$135,019	$(3,426)	$(128,982)	$2,687
Net loss				(91,403)	(91,403)
Compensation charge for fair value of common stock and warrants issued in connection with convertible debt offering	13	18,027	—	—	18,040
Compensation charge for fair value of stock issued for services	—	70	—	—	70
Compensation charge for warrants issued in connection with borrowing on line of credit		1,533			1,533
Shares issued in connection with Loyalize guarantee	1	1,464	—	—	1,465
Interest income on notes receivable from shareholders	—	(2)	—	—	(2)
Interest income on notes receivable from Executive Officer	—	—	(135)	—	(135)
Employee stock options - share based compensation	—	12,089	—	—	12,089
Restricted stock - share based compensation	1	18,200	—	—	18,201
Notes receivable from shareholders	—	77	—	—	77
Balance June 30, 2013	$91	$186,477	$(3,561)	$(220,385)	$(37,378)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30, 2013	Year Ended June 30, 2012
Operating activities:
Net loss	$(91,403)	$(96,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	18,201	26,576
Stock issued for services	70	—
Employee stock options - share based compensation	12,089	5,916
Common stock and warrants issued in connection with private placements - share based compensation	—	21,572
Common stock and warrants issues in connection with convertible debt offering - share based compensation	18,040	—
Compensation charge related to fair value of convertible debt embedded derivative	6,662	—
Stock Compensation in connection with line of credit borrowing	1,533	—
Decrease in fair value of convertible debt embedded derivative	(2,792)	—
Increase (decrease) in fair value of common stock warrants	(4,183)	—
Interest expense added to convertible note	782	—
Loss on sale of interest in corporate jet	—	134
Depreciation and amortization	3,771	2,280
Impairment of TIPPT intangible asset	—	2,250
Increase in fair value of Loyalize guarantee	502	843
Interest income on notes receivable from shareholders and officer	(137)	(140)
Other	—	166
Changes in operating assets and liabilities:
Accounts receivable	(1,378)	(1,424)
Other receivables	1,054	(1,169)
Prepaid expenses	85	(954)
Other assets	(17)	(40)
Deferred revenue	(335)	86
Accounts payable and accrued expenses	784	3,733
Reward points payable	4,482	3,454
Other liabilities	(47)	648
Net cash used in operating activities	(32,237)	(32,580)

Investing activities:
Purchase of property and equipment	(572)	(3,033)
Increase in restricted cash	—	1
WatchPoints acquisition	—	(2,620)
TIPPT acquisition	—	(2,250)
Loyalize acquisition	—	(3,185)
Capitalized software costs	(372)	(2,430)
Net cash used in investing activities	(944)	(13,517)

Financing activities:
Issuance of common stock and warrants for cash	—	42,813
Proceeds (payments) on loan	10,000	(50)
Loan from executive officer	21,500	2,500
Notes receivable from shareholders	77	3

Net cash provided by financing activities	31,577	45,266

Net decrease in cash	(1,604)	(831)
Cash at beginning of period	2,963	3,794
Cash at end of period	$1,359	$2,963

Supplemental cash flow information:
Cash paid during the year for interest	$113	55
Non-cash financing activities:
Stock issued for WatchPoints acquisition	—	1,600
Stock issued for Loyalize acquisition	—	1,719
Capital contribution related to corporate jet	—	336
Loyalize guarantee	—	120
Stock issued in satisfaction of Loyalize guarantee	1,465	—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc ("Viggle" or the "Company").

On June 7, 2012, the Company effectuated a 1 for 2 reverse split (the “1 for 2 Reverse Split”). Under the terms of the 1 for 2 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-half of one share of common stock, without any action by the stockholder. Fractional shares were rounded up to the nearest whole share.  All share and per share amounts have been restated to reflect the 1 for 2 reverse split.

The consolidated financial statements include the accounts of Viggle Inc., and its wholly-owned subsidiaries.  The Company has 6 wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., and VX Acquisition Corp. each a Delaware corporation. All intercompany transactions and balances have been eliminated.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company's ability to continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.  Line of Business

The Company's Line of Business

The Company's business is built on a simple concept:  to make watching TV more rewarding.  Viggle provides an interactive platform to create more engagement with TV content and more targeted advertising through a loyalty program that rewards its users for watching television. The Company seeks to enhance the consumer TV experience by helping consumers find what shows to watch, making the shows they watch more fun, interesting, and exciting, and rewarding consumers for being loyal to the shows they do watch.  Users receive points for checking into and interacting with their favorite TV shows and can then redeem these points for real items such as movie tickets, music and gift cards.  The Company generates revenue through advertising and the sale of merchandise related to the TV shows and other entertainment viewed by users that would appear in users' mobile devices through the use of the App. The Company currently does not have any agreements in place with advertisers or vendors whereby the advertisers or vendors issue rewards to our users when the users redeem their points.  The Company has purchased and will continue to source rewards from vendors that it will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that it will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue its business.
3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposits that were required as collateral under the lease of office space.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the year ended June 30, 2013 were not significant.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount of loans payable approximates fair value as current borrowing rates for the same, or similar issues, are the same as those that were given to the Company at the issuance of these loans.

Property and Equipment

Property and equipment (consisting primarily of computers, software, furniture and fixtures, and leasehold improvements) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure they are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized. Gains and losses on disposals are included in the results of operations.  The estimated useful lives of the Company's property and equipment is as follows: computer equipment and software: 3 years; furniture and fixtures: 4 years; and leasehold improvements: the lesser of the lease term or life of the asset.

Impairment of Goodwill and Certain Other Long-Lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

There were no impairments of goodwill during the year ended June 30, 2013 as the fair value of the reporting unit exceeded its carrying amount.

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

The Company, through its acquisition of a 65% common stock interest in TIPPT, acquired identifiable intangible assets valued at $4,628 during the year ended June 30, 2012. As part of the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company 1) derecognized $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value of such agreement.  The Company recorded an impairment charge for the full carrying value of such agreement.  Accordingly, the carrying value as of June 30, 2012 was zero (see Note 4).

There were no impairments of long-lived assets during the year ended June 30, 2013.

Capitalized Software

The Company recorded $2,350 of capitalized software as part of the Loyalize acquisition during the year ended June 30, 2012.  The Company records amortization of the software on a straight-line basis over the estimated useful life of the software.  Once revenue producing activities commenced in the third quarter of 2012, the software was placed in service and amortized. Amortization expense for the years ended June 30, 2013 and 2012 was $769 and $341, respectively.

The Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $3,119 and $2,747 as of June 30, 2013 and June 30, 2012, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

Deferred Rent

The Company is party to a lease for office space for its corporate office, and as part the agreement the landlord provided a rent abatement for the first 10 months of the lease. Such abatement has been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense.

Revenue Recognition

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

Advertising Revenue:  The Company generates advertising revenue primarily from display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM basis, and completed engagements on a cost per engagement CPE basis.  Advertising campaigns typically range from one to 12 months, and advertisers generally pay the Company based on a minimum of delivered impressions or the satisfaction of other criteria, such as click-throughs.

Deferred Revenue:  deferred revenue consists principally of both prepaid but unrecognized revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services.  Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Barter Revenue: Barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions" (ASC Topic 605-20-25). Such transactions are recorded at the fair value of the advertising provided based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions. Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

The Company recognized barter revenue for the year ended June 30, 2013 of $3,282. The Company recognized barter expense for the year ended June 30, 2013 of $3,282. The Company did not recognize any barter revenue or barter expense for the year ended June 30, 2012.

Watchpoints and Engagement Points

The Company issues points to its users as an incentive to utilize the App and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned but not redeemed are classified as a liability.

Users earn points for various activities within the Company's App. The Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in Selling, general and administrative expense.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the years ended June 30, 2013 and June 30, 2012 was $8,807 and $5,467, respectively.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have any effect on the Company's consolidated statements of operations.

4.  Acquisitions

WatchPoints

On September 29, 2011, in furtherance of its business plan, the Company, through its wholly-owned subsidiary, Project Oda, Inc., purchased certain assets of Mobile Messaging Solutions, Inc.'s WatchPoints business. The consideration for such transaction consisted of $2,500 in cash and 100,000 shares of the Company's common stock with a fair value of $16.00 per share on the date of the transaction. The Watchpoints business is involved in developing, selling, maintaining and improving an interactive broadcast television application utilizing audio recognition technology. The assets purchased, and the related value allocated to each, include intellectual property ($4,209) and certain computer-related equipment ($11). The intellectual property included patent filings for audio verification technology and the provision of value-added programming/services based on such verification and trademarks for the “WatchPoints” name. The value allocated to the intellectual property of $4,209 is being amortized over its expected useful life of three years on a straight-line basis.

Amortization expense of the intellectual property for the years ended June 30, 2013 and June 30, 2012 was $1,404 and $1,052, respectively.

TIPPT Media Inc.

On December 23, 2011, the Company obtained a sixty-five (65%) percent ownership interest in TIPPT Media Inc. ("TIPPT"). In consideration for its investment in TIPPT, the Company paid $2,000 in cash, forgave the repayment of a $250 promissory note owed to the Company by TIPPT LLC, a Delaware limited liability company, and the minority stockholder of TIPPT, and agreed to issue a warrant to purchase 500,000 shares of the Company's common stock at an exercise price equal to 115% of the 20-day trading average of the Company's common stock if certain performance conditions were met within four months of the closing of the transaction. The Company believed it was probable that the performance conditions would be met and thus the fair value of the warrants was recorded. The shares of common stock exercisable under the warrant were valued at $2,378 using the Black Scholes valuation model.

The Company determined that immediately before the transaction , the activities of TIPPT did not constitute a business.  Therefore, the Company accounted for the TIPPT transaction as an asset acquisition in accordance with ASC 350, Goodwill and Other Intangible Assets.

The total purchase price for the TIPPT assets is composed of the following:

Cash	$2,000
Forgiveness Promissory Note	250
Fair Value of Common Stock Warrant	2,378
Total Purchase Price	$4,628

The purchase price was allocated to the identifiable intangible assets acquired as of the closing date of December 23, 2011 based on their estimated fair values as follows:

Intellectual Property Contracts	$4,628

On May 14, 2012, the Company sold to TIPPT LLC a 50% ownership interest in TIPPT for $500, payable by a Purchase Money Note with interest accruing at 4% per annum and maturing on December 31, 2016.  The Company retained a 15% ownership interest in TIPPT.  TIPPT issued an Amended and Restated Promissory Note to the Company pursuant to which TIPPT agreed to pay the Company $1,201, which represented $701 of working capital advances and an additional $500 that the Company agreed to loan to TIPPT.

As part of the Company's review of the fair value of its intangible assets for the year ended June 30, 2012, the Company 1) derecognized the $2,378 of contingent consideration attributable to the Company's warrant that was to be issued to TIPPT LLC because the warrant was never issued; and 2) performed a review of the fair value of the remaining $2,250 carrying value the intellectual property contracts.  The Company recorded an impairment charge for the full carrying value of such contracts.  Accordingly, the carrying value at June 30, 2012 was zero.  Also, based on the limited financial resources of TIPPT and TIPPT LLC, the Company fully reserved the $500 Purchase Money Note and the $1,201 relating to the Amended and Restated Promissory Note described above. The total charge of $3,951 is included in Selling, general and administrative expenses for the year ended June 30, 2012.

Loyalize

On December 31, 2011, in furtherance of its business plan, the Company, through a newly created wholly owned subsidiary, FN(x) I Holding Corporation,  now known as Loyalize Inc (“FN(x) I” or “Loyalize”), purchased from Trusted Opinion Inc. (“Trusted Opinion”), substantially all of its assets, including certain intellectual property and other assets relating to the “Loyalize” business owned by Trusted Opinion, pursuant to an asset purchase agreement executed by the Company and FN(x) I on such date (the “Asset Purchase Agreement”) .  In consideration for its purchase of such assets, the Company agreed to pay Trusted Opinion $3,185 in cash and deliver 137,519 of the Company's common shares as follows:  32,627 shares delivered directly to Trusted Opinion within three business days of delivery of the financial statements and 104,892 shares (the “Escrowed Shares”) delivered within three business days of closing to American Stock Transfer and Trust Company LLC, as escrow agent, which was held until December 31, 2012 to secure certain representations, warranties and indemnifications given by Trusted Opinion under the Asset Purchase Agreement.  The fair value of the 137,519 common shares as of the date of closing was $1,719 based on the per share closing price of $12.50 of its common stock on the date of closing.  In addition to certain minor purchase price adjustments that were made post-closing, the Company was obligated to fund, as a purchase price adjustment, the difference, if any, by which $1,839 exceeded the calculated value (computed based on the average closing price of the Company's common shares during the 20 days prior to December 31, 2012) of the 137,519 shares on December 31, 2012, either in cash or in common shares of the Company, at the Company's option.  The Company elected to pay this obligation in shares of its common stock, and on February 11, 2013, issued 1,171,712 shares of common stock in satisfaction of this obligation.

The Company accounted for the purchase of Loyalize using the acquisition method, and accordingly the consideration paid has been allocated to the fair value of assets acquired and liabilities assumed.

The total purchase price was composed of the following:

Cash	$3,185
Fair Value of Common Stock	1,719
Fair Value of Common Stock Guarantee	120
Total Initial Purchase Price	$5,024

Details of the fair values of assets acquired and liabilities assumed from Trusted Opinion were as follows:

Other Receivable	$92
Equipment	33
Intellectual Property	80
Capitalized Software	2,350
Goodwill	2,953
$5,508

Goodwill represents the excess cost over the fair value of the net tangible and intangible assets acquired. Factors that contributed in the recognition of goodwill include the Company's strategic initiative to strategically utilize the Loyalize technology to enhance its own product offerings. The goodwill recorded in the transaction is deductible for tax purposes.

Deferred Revenue	(484)

Net assets acquired	$5,024

Amortization of the capitalized software for the years ended June 30, 2013 and 2012 was $769 and $341, respectively.

5.  Property and Equipment

Property and Equipment consists of the following:

	June 30, 2013	June 30, 2012

Leasehold Improvements	$2,254	$1,839
Furniture and Fixtures	550	441
Computer Equipment	738	785
Software	100	95
Total	3,642	3,160
Accumulated Depreciation and Amortization	(827)	(299)
Property and Equipment, net	$2,815	$2,861

Depreciation and amortization charges included in Selling, general and administrative expenses for the years ended June 30, 2013 and 2012 amounted to $604 and $616, respectively.

6.  Intangible Assets

Intangible assets consists of the following:

		June 30, 2013			June 30, 2012
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

WatchPoints Intellectual Property	36 months	$4,209	$(2,456)	$1,753	$4,209	$(1,052)	$3,157
Loyalize Capitalized Software	36 months	2,350	(1,110)	1,240	2,350	(341)	2,009
Internally Generated Capitalized Software	36 months	3,119	(1,190)	1,929	2,747	(250)	2,497
Loyalize Intellectual Property	24 months	80	(60)	20	80	(20)	60

Total		$9,758	$(4,816)	$4,942	$9,386	$(1,663)	$7,723

Amortization of intangible assets included in Selling, general and administrative expenses for the years ended June 30, 2013 and 2012 amounted to $3,167 and $1,663, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2014	$3,248
2015	1,694
2016	—
2017	—
2018	—

7. Loans Payable

		Total	Outstanding Balances
Facility Name	Maturity Date	Facility Amount	June 30, 2013	June 30, 2012

Term Loan Agreement ("DB Line")	9/11/2013	$10,000	$10,000	$—
$20,000 Line of Credit Note		20,000	—	2,500
Loan payable, current portion			10,000	2,500

New $25,000 Line of Credit	2/11/2015	25,000	4,000	—
Secured Convertible 8% Notes	3/11/2016	50,082	20,782	—

Long term debt			$24,782	$—

Term Loan Agreement

On March 11, 2013, Viggle entered into a Term Loan Agreement (the “DB Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $10,000.  The Company may, from time to time, request advances (the “Advances”) from the DB Line in amounts of no less than $1,000.

Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $150 facility fee from the initial draw of $5,000 made at closing, which has been capitalized to prepaid expenses and is being amortized over the term of the agreement.

The DB Line was scheduled to mature on September 11, 2013, or sooner as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line. See Note 14, Subsequent Events, for a description of an extension of the maturity date of the DB Line that occurred subsequent to June 30, 2013.

The Company may make prepayments, in whole or in part, under the DB Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

Repayment of the loan was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, SIC II, which is the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 10,000,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense during the year ended June 30, 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

As of June 30, 2013, the Company had drawn $10,000 on the DB Line.  Interest expense on the DB Line for the year ended June 30, 2013 was $113.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000. In consideration of the Lender's agreement to provide the Original $25,000 Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. The Company recorded compensation expense in the third fiscal quarter of $5,000 related to the shares issued to SIC II.

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

 The Company may, from time to time, draw on the New $25,000 Line of Credit in amounts of no less than $1,000, provided that the outstanding principal balance under the DB Line and the New $25,000 Line of Credit may not exceed $25,000. The Company is not permitted to draw on the New $25,000 Line of Credit more than once per month. Interest will accrue on all unpaid principal amounts drawn under the New $25,000 Line of Credit at a simple interest rate equal to 9% per annum, with interest being compounded semi-annually and paid at maturity.

The New $25,000 Line of Credit matures on the earlier of (i) February 11, 2015 or (ii) a change of control transaction.  At maturity, the Company must pay all principal amounts then outstanding, plus all accrued and unpaid interest thereon.  The Company may prepay at any time, without penalty.

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

Additionally, in the event of draws which exceed the DB Line maximum of $10,000, the lender (including Mr. Sillerman and his affiliates) under the New Line of Credit will receive 100,000 warrants (which will be in the same form as the Guarantee Warrants) to purchase the Company's common stock for every $100 drawn down and funded to the Company.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance. To the extent there are participants other than SIC II who agree to fund a portion of the New $25,000 Line of Credit, such participants will be responsible for a pro rata share of each draw and receive the same number of warrants for each $100 drawn from them.

The Company intends to use the proceeds from the New $25,000 Line of Credit to fund working capital requirements and for general corporate purposes.

As of June 30, 2013, the Company had drawn down $4,000 from the the New $25,000 Line of Credit. In connection with the draw down, the Company issued 4,000,000 warrants to SIC II and recorded compensation expense of $1,533 during the year ended June 30, 2013. Interest expense on the New $25,000 Line of Credit was $40 for the year ended June 30, 2013.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013, the Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782, on the terms described below.  The 8% Note is subordinated in repayment and security to the DB Line and the New $25,000 Line of Credit, provides for an interest rate of 8% (as opposed to the 9% interest rate in the $20,000 Line of Credit Note), and matures on March 11, 2016 (as opposed to the June 29, 2013 maturity date for the $20,000 Line of Credit Note).   The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100,000 in principal amount of the Original Note exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock.  The Company recorded compensation expense for the year ended June 30, 2013 of $7,481 related to the shares issued to SIC.

The 8% Note is convertible into shares of Common Stock in accordance with the terms of an Exchange Agreement by and between the Company and SIC, the terms of which are described below.

The Exchange Agreement provides for holders of the 8% Notes to have piggyback registration rights for the shares of Common Stock into which the 8% Notes may be converted.

The Company recorded interest expense on the $20,000 Line of Credit Note for the year ended June 30, 2013 of $782.

Secured Convertible 8% Notes

Pursuant to the Exchange Agreement, the Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which will mature on March 11, 2016.

The 8% Notes provide for 8% simple interest per annum, payable on each anniversary of the issuance date thereof in cash or common stock of the Company or any combination thereof, at the Company's discretion.  If the Company elects to pay such interest in shares of its common stock, then the value of the shares to be delivered will be based on the average of the closing sale prices of the Common Stock for the fifteen (15) "Trading Days" immediately preceding such Interest Date.  From and after the occurrence and during the continuance of any event of default under the 8% Notes, the interest rate is automatically increased to twelve percent (12%).

The 8% Notes may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization.

The 8% Notes provide for the Company to be able to issue up to an additional $29,300 of 8% Notes on the same terms and maturing on the same date.

If an event of default occurs under the 8% Notes, each holder has the right to require the Company to repay all or any portion of their note.  Events of default under the 8% Notes include payment defaults, and certain bankruptcy-type events involving the Company.

The Company may, at its option, prepay the 8% Notes. If the Company chooses to prepay the 8% Notes, it shall prepay a fixed lump sum in the amount of 108% in the first 12 months, 106% in months 13-24, 104% in months 25-30, and at par thereafter of the Principal Amount plus interest accrued thereon.  Such payments shall be pro-rata unless otherwise determined by the Note holders.  In the event that the Company issues primary shares in a public offering at an offering price above $1.25 per share, the Company may use up to 33% of the proceeds to prepay the 8% Notes at par plus accrued and unpaid interest.  If a change of control is consummated, each holder has the right to require the Company to repay all or any portion of its 8% Notes on the prepayment terms set forth above, or may convert its 8% Notes into common shares immediately prior to the transaction.

The 8% Notes contain customary anti-dilution provisions for stock splits, combinations and dividends only as long as dilution is less than 33%.  Dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection.

The 8% Notes also contain certain covenants and restrictions, including, among others, that, for so long as the 8% Notes are outstanding, the Company will not, without the consent of the holders of a majority of the then-outstanding principal amount of the 8% Notes, (i) make any loan or advance in excess of $500 to any officer, director, employee of affiliate of the Company (except advances and similar expenditures: (a) under the terms of employee stock or option plans approved by the Board of Directors, (b) in the ordinary course of business, consistent with past practice and (c) to its subsidiaries), (ii) incur any indebtedness that exceeds $5,000 in the aggregate other than indebtedness already included in a Board of Directors-approved budget and subordinated indebtedness, (iii) guaranty any indebtedness of any unaffiliated third party, (iv) change the principal business of the Company or exit the Company's current business, provided that the foregoing is subject to the Board's compliance with its fiduciary duties, (v) sell, assign, or license material technology or intellectual property of the Company except (a) in the ordinary course of business, consistent with past practice, (b) sales and assignments thereof in any 12 month period that do not have a fair market value in excess of $1,000 or (c) in connection with a change of control transaction, (vi) enter into any corporate strategic relationship involving the payment, contribution or assignment by the Company of its assets that have a fair market value in excess of $10,000 or (vii) liquidate or dissolve the Company or wind up the business of the Company, subject to certain exceptions set forth in Section 8 of the 8% Notes.  The protective covenants set forth above (except for (iii) and (vii), which will remain) disappear after 75% of the principal balance of the 8% Notes has been repaid.

As of June 30, 2013, the Company had drawn $20,782 on the 8% Notes.  The interest expense on the 8% Notes for the year ended June 30, 2013 was $508.

The 8% Notes may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price is subject to "down round" protection, whereby any dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection. The Company has determined that, due to the nature of the "down round" protection, the conversion feature is an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative has been bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost and included in Selling, general and administrative expense in the Consolidated Statements of Operations due to the fact that the 8% Notes are owned 100% by an executive officer of the Company. The embedded derivative was marked to market at June 30, 2013 to a fair value of $3,870. The Company recorded a gain of $2,792 to other income, net in the Consolidated Statements of Operations for the year ended June 30, 2013.

Security Agreement and Subordination Agreements

Each of the New $25,000 Line of Credit and the 8% Notes were secured by all assets of the Company, pursuant to respective security agreements (each, a “Security Agreement”) in favor of Mr. Sillerman, as "Collateral Agent" for each lender, with the 8% Notes being subordinated in repayment and security to the New $25,000 Line of Credit.  SIC II and SIC, each as lender, delivered a subordination agreement to the DB Line holder (each, a “Subordination Agreement”) by which the repayment and security therefor was subordinated to repayment of the DB Line.  Each Subordination Agreement provides that the Company's notes or Security Agreements may not be modified or amended in any manner which would affect the subordination to the DB Line and that the issuance of new or replacement notes may only be done upon the execution in a form similar to that previously issued and upon specific execution of a new Subordination Agreement by the new or replacement lender.

Related Approvals

Due to the fact that each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Amended and Restated $25,000 Line of Credit", "$20,000 Line of Credit Exchange", "Secured Convertible 8% Notes", and "Security Agreement and Subordination Agreements" involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. Each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Subsequent Events

See Note 14, Subsequent Events, for a description of certain changes to the Company's loan agreements that occurred subsequent to June 30, 2013.

8. Commitments and Contingencies

Operating Leases

The Company maintains operating leases for its corporate office and several satellite offices. There are no capital leases. Total rent expense for the Company under operating leases recorded for the years ended June 30, 2013 and 2012 was $646 and $814, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows (amounts are shown net of contractual sublease income):

(in thousands)
Years Ending June 30,
2014	$728
2015	748
2016	736
2017	667
2018	690
Thereafter	2,827
Total	$6,396

Litigation

On August 17, 2012, the Company was served with a patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-

CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology. Blue Spike has commenced suits against numerous other companies involving the same patent family.

The Company denies that it is infringing any valid, enforceable claims of the asserted patents and intends to vigorously defend itself against the lawsuit. The Company filed its answer on October 3, 2012.

The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome will not have a material adverse effect on the Company's financial condition and results of operations.

9. Stockholders’ Equity

As of June 30, 2013 and 2012, there were 300,000,000 shares of authorized common stock and 91,124,452 and 76,470,041 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company's Board of Directors is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. The Company may issue shares of preferred stock in one or more series as may be determined by the Company's Board of Directors, who may establish the designation and number of shares of any series, and may determine, alter or revoke the rights, preferences, privileges and restrictions pertaining to any wholly unissued series (but not below the number of shares of that series then outstanding).

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and June 30, 2013, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	2,886,668	$29.45
Granted	—	—
Vested	(75,833)	12.22
Forfeited and canceled	(941,667)	28.35
Nonvested at June 30, 2013	1,869,168	$31.11

Compensation expense related to restricted stock was $18,200 and $26,576 for the years ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, there was $48,576 and $112,995, respectively, in unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for year ended June 30, 2013:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at June 30, 2012	3,067,503	$6.24	9.16	$1,155
Granted	18,818,547	0.90	—	521
Exercised	—	—	—	—
Forfeited and canceled	(3,981,322)	1.41	—	1,696
Outstanding at June 30, 2013	17,904,728	1.70	9.09	—
Exercisable at June 30, 2013	5,618,408	$1.84	8.77	$—

The Company accounts for stock options based on the fair market value on the date of grant, with the resulting expense recognized over the requisite service period.  The fair value of each option award is estimated using the Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company's stock.  The risk-free interest rate is based on U.S. Treasury Notes with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of options granted during the years ended June 30, 2013 and 2012 were estimated based on the following weighted average assumptions:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Expected volatility	80%	63%
Risk-free interest rate	0.93%	1.15%
Expected dividend yield	—	—
Expected life (in years)	6.82	6.25
Estimated fair value per option granted	$0.66	$6.82

Compensation expense related to stock options of $12,089 and $5,916 is included in the accompanying Statements of Operations in selling, general and administrative expenses for the years ended June 30, 2013 and June 30, 2012, respectively. As of June 30 2013 and 2012, there was approximately $13,675 and $14,958, respectively, of unrecognized stock-based compensation cost related to stock options, which will generally be recognized over a four year period.

Warrants

In connection with the DB Line described in Note 7, repayment of the loan was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, SIC II, which is the lender under the Amended and Restated $25,000 Line of Credit, also described in Note 7, received a warrant for 10,000,000 shares of common stock, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation). The Company recorded compensation expense during the year ended June 30, 2013 of $5,559 related to the Guarantee Warrant.

In the event of draws which exceed the DB Line maximum of $10,000, the lender (including Mr. Sillerman and his affiliates) under the New Line of Credit will receive 100,000 warrants (which will be in the same form as the Guarantee Warrants) to purchase the Company's common stock for every $100 drawn down and funded to the Company.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance.

As of June 30, 2013, the Company had drawn down $4,000 on the the New $25,000 Line of Credit. In connection with the draw down, the Company issued 4,000,000 warrants to SIC II and recorded compensation expense of $1,533 during the year ended June 30, 2013.

The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE transaction. Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of $8.00 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281, and was $443 and $4,626 as of June 30, 2013 and June 30, 2012, respectively. The Company recorded a gain of $4,183 to other income, net in the Consolidated Statements of Operations for the year ended June 30, 2013. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of June 30, 2013, due to the Company's intention to retire a significant portion of these warrants in its next round of financing.

On August 25, 2011, the Company completed the placement of 7,000,000 units (the “Units”), each Unit consisting of (i) one-half (1/2) share of common stock, $0.001 par value per share, of the Company and (ii) one (1) detachable three (3) year warrant to purchase one-half (1/2) share of common stock of the Company with an exercise price of $8.00 per warrant share, at a purchase price of $5.00 per Unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The three-year warrants are callable by the Company after February 26, 2012 if a registration statement for the resale of the shares of common stock issuable upon exercise of the warrants has been declared effective for 30 days and the closing bid price of such shares equals at least $8.00 per share for a period of at least 20 consecutive trading days after effectiveness of such registration statement.

In connection with the August 25, 2011 private placement offering, the following warrants were issued to related parties:

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

Mr. Sillerman was issued 1,280,000 three-year warrants with an exercise price of $8.00 per warrant.  Each of the warrants is exercisable for one share of the Company's common stock. The fair value of these warrants was $9,216, which was included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.

11.  Income Taxes

For the years ended June 30, 2013 and 2012, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At June 30, 2013 the Company has a Net Operating Loss carryforward of $60.9 million, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of June 30, 2013 and 2012. Income tax expense for the years ended June 30, 2013 and 2012 was $70 and $0, respectively.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Statutory U.S. federal tax rate	35%	35%
State and local income taxes - net of federal benefit	—%	—%
Valuation allowance	(35)%	(35)%

Effective tax rate	—%	—%

The components of deferred taxes as of June 30, 2013, are as follows:

Deferred tax assets:	(in thousands
Share based compensation	$55,235
Start-up expenditures	6,137
Other	1,869
Operating loss carryforward	27,650
Depreciation and amortization	772
Total deferred tax asset	91,663
Deferred tax liabilities:
Depreciation and amortization	(91)
Valuation allowance	(91,642)
Deferred tax liability, net	$(70)

The components of deferred taxes as of June 30, 2012, are as follows:

Deferred tax assets:	(in thousands)
Share based compensation	$29,328
Start-up expenditures	6,719
Other	1,600
Operating loss carryforward	13,048
Total deferred tax asset	50,695
Deferred tax liabilities:
Depreciation and amortization	(210)
Valuation allowance	(50,485)
Deferred taxes, net	$—

The deferred tax liability, net is included in other long term liabilities in the accompanying consolidated balance sheets.

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

12.  Related Party Transactions

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed a promissory note in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amount of $3,242.  The note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  The note is due five years after issuance, with interest accrued at the rate of 4.15% per annum.  Interest income recorded on these notes for the years ended June 30, 2013 and June 30, 2012 was $135 and $135, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the years ended June 30, 2013 and June 30, 2012, the Company billed Circle $253 and $322, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2013 and June 30, 2012 was $23 and $53, respectively.

The Company also entered into a shared services agreement with SFX Entertainment Inc. ("SFX"), a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson, and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the year ended June 30, 2013, the Company billed SFX $263.  The balance due from SFX as of June 30, 2013 was $47. The Company did not bill any amounts to SFX in 2012.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company theretofore.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the years ended June 30, 2013 and June 30, 2012, the Company billed Mr. Sillerman $245 and $148, respectively.  The balance due from Mr. Sillerman as of June 30, 2013 and June 30, 2012 was $0 and $21, respectively.

Private Placements

Mr. Sillerman purchased units for $3,000 in the May 10, 2012 private placement. As a result of Mr. Sillerman's participation in the placement, 545,455 units with a fair value of $5,116 were issued by the Company. The fair value of the associated warrants was determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements (see Note 13). This resulted in a non-cash compensation charge of $2,116, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.

SIC purchased units for $11,376 in the August 25, 2011 private placement. As a result of SIC's participation in the placement, 1,280,000 units were acquired by Mr. Sillerman with a fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.

Consultant

Benjamin Chen, previously an independent director of the Company, was acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  Mr. Chen was paid $188 for his services through June 30, 2013. On May 6, 2013, Mr. Chen resigned as a director of the Company.

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

In 2012, the Company reclassified the $336 loan from Mr. Sillerman to a capital contribution.

In June 2012, the Company agreed to sell the fractional interests back to NetJets and repay outstanding loan amount. Accordingly, the amount of the loan to NetJets is $0 at June 30, 2012. In connection with the sale, the Company recorded a loss on the sale of approximately $134 and $166 of travel related expenses. These amounts are included in Selling, general and administrative expenses for the year ended June 30, 2012.

Lines of Credit

See Note 7, Loans Payable, for a discussion of lines of credit with related parties.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, as described below.

The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of $8.00 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 and $4,626 as of June 30, 2013 and June 30, 2012, respectively. The Company recorded a gain of $4,183 to other income, net in the Consolidated Statements of Operations for the year ended June 30, 2013. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of June 30, 2013 , due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which will mature on March 11, 2016. The 8% Notes may, at any time at the option of the holder thereof, be converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price is subject to "down round" protection, whereby any dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes will receive weighted-average share dilution protection. The Company has determined that, due to the nature of the "down round" protection, the conversion feature is an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative has been bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost and included in Selling, general and administrative expense in the Consolidated Statements of Operations due to the fact that the 8% Notes are owned 100% by an executive officer of the Company. The embedded derivative was marked to market at June 30, 2013 to a fair value of $3,870. The Company recorded a gain of $2,792 to other income, net in the Consolidated Statements of Operations for the year ended June 30, 2013. The Company's convertible conversion rights were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at June 30, 2011	$—
Additions to Level 3	5,281
Unrealized (gains) losses for the period included in other income (expense), net	(655)
Balance at June 30, 2012	$4,626

Balance at June 30, 2012	$4,626
Additions to Level 3	6,662
Unrealized (gains) losses for the period included in other income (expense), net	(6,975)
Balance at June 30, 2013	$4,313

14.  Subsequent Events
Debt Restructuring
On September 16, 2013, the Company, SIC and SIC II entered into a series of transactions to restructure certain of the Company's outstanding debt and equity securities. The transactions are designed to aid the Company in future capital raising efforts.
8% Note and Shares

As discussed in Note 7, Loans Payable, the Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “Original $20,000 Line of Credit Note”). The Original $20,000 Line of Credit Note was fully drawn, so that the Company owed SIC $20,782 through March 11, 2013 in outstanding principal and accrued interest. On March 11, 2013, SIC exchanged the Original $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”) with a total outstanding balance of $20,782. The 8% Note provided for an interest rate of 8% (as opposed to the 9% interest rate in the Original $20,000 Line of Credit Note), and was to mature on March 11, 2016 (as opposed to the June 29, 2013 maturity date for the Original $20,000 Line of Credit Note). The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Note Exchange Common Stock”) for each $100,000 in principal amount of the Original $20,000 Line of Credit Note so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange (the “Note Exchange Common Shares”).

On September 16, 2013, the Company and SIC entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the parties rescinded the transactions in the Exchange Agreement. The effect of the transaction was to (a) rescind the issuance of the 8,312,699 shares of Note Exchange Common Stock, thus reducing the number of issued and outstanding shares of common stock of the Company by 8,312,699, and (b) rescind the exchange of the 8% Note for the Original $20,000 Line of Credit Note. This had the effect of extinguishing the 8% Note and reinstating the Original $20,000 Line of Credit Note. The Original $20,000 Line of Credit Note had accrued and unpaid interest on September 16, 2013 of $1,748.

Waiver of Interest

On September 16, 2013, SIC agreed to waive, pursuant to a Waiver (the “Waiver”), $1,748 of accrued and unpaid interest on the Original $20,000 Line of Credit Note, which interest accrued from June 29, 2012 through and including September 16, 2013.
Series A Convertible Preferred Stock
The Company previously had authorized a class of Series A Preferred Shares, but none of those shares were issued or outstanding. The Company eliminated the prior class of Series A Preferred shares and created a new class of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”). The Company authorized the issuance of up to 100,000 shares of the Series A Convertible Preferred Stock. The designation, powers, preferences and rights of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series A Convertible Preferred Stock have an initial stated value of $1,000 per share (the "Stated Value").

•
The shares of Series A Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at a rate equal to 7% per annum of the Stated Value whenever funds are legally available and when and as declared by the Company's board of directors. If the Company declares a dividend or the distribution of its assets, the holders of Series A Preferred Stock shall be entitled to participate in the distribution to the same extent as if they had converted each share of Series A Preferred Stock held into Company common stock.

•	Each share of Series A Convertible Stock is convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15.

•
The Company may redeem any or all of the outstanding Series A Convertible Preferred Stock at any time at the then current Stated Value, subject to a redemption premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 month anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 month anniversary of the initial issuance date. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $1.00 or more per share.

•	The Company is required to redeem the Series A Preferred Stock on the fifth anniversary of its issuance.

•
Upon a change of control of the Company, the holders of Series A Preferred Stock shall be entitled to a change of control premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 month anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 month anniversary of the initial issuance date.

•	The shares of Series A Convertible Preferred Stock are senior in liquidation preference to the shares of Company common stock.

•	The shares of Series A Convertible Preferred Stock shall have no voting rights except as required by law.

•
The consent of the holders of 51% of the outstanding shares of Series A Convertible Preferred Stock shall be necessary for the Company to: (i) create or issue any Company capital stock (or any securities convertible into any Company capital stock) having rights, preferences or privileges senior to or on parity with the Series A Convertible Preferred Stock; or (ii) amend the Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

On September 16, 2013, the Company created 50,000 shares of Series B Convertible Stock (the “Series B Convertible Preferred Stock”). The designation, powers, preferences and rights of the shares of Series B Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series B Convertible Preferred Stock have an initial stated value of $1,000 per share.

•
The shares of Series B Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15. The shares of Series B Convertible Preferred Stock may only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $1.67 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 25,000 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the Company, (ii) a sale of at least 90% of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board has determined that the aggregate implied value of the Company's capital stock in such transaction is equal to or greater than $125,000.

•	The shares of Series B Convertible Preferred Stock are not redeemable by either the Company or the holders thereof.

•
The shares of Series B Convertible Preferred Stock are on parity in dividends and liquidation preference with the shares of Company common stock, which shall be payable only if then convertible into common stock.

•	The shares of Series B Convertible Preferred Stock shall have no voting rights except as required by law.

•
The consent of the holders of 51% of the outstanding shares of Series B Convertible Preferred Stock shall be necessary for the Company to alter, amend or change any of the terms of the Series B Convertible Preferred Stock.

Issuance of Series A Preferred Stock and Series B Preferred Stock for Original $20,000 Line of Credit Note
As described above in the subsection entitled “8% Note and Shares”, as of September 16, 2013, the Original $20,000 Line of Credit Note remained outstanding with a principal amount of $20,000. As described above in the subsection entitled “Waiver of Interest”, on September 16, 2013 SIC agreed to waive the outstanding $1,748 of interest accrued on the Original $20,000 Line of Credit Note up to and including September 16, 2013. On September 16, 2013, the Company and SIC entered into an Exchange Agreement (the “Note Exchange Agreement”) pursuant to which the Company issued, in full satisfaction of the Original $20,000 Line of Credit Note, 20,000 shares of Series A Convertible Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock.

Rescission of Issuance of 5,000,000 Shares of Common Stock; Issuance of Warrants

On March 11, 2013, the Company and SIC II entered into an amended and restated line of credit (the “New $25,000 Line of Credit”) to the Company, which modified the existing $25,000 line of credit (the “Original $25,000 line of credit”) to reduce the interest rate from 14% per annum to 9% per annum. In connection with such modification, the Company issued to SIC II 5,000,000 shares of its common stock (the “February Shares”).

On September 16, 2013, pursuant to the Rescission Agreement, the Company and SIC II agreed to rescind the issuance of the February Shares, thus reducing the number of the Company's issued and outstanding shares by 5,000,000.

On September 16, 2013, the Company agreed to issue SIC II warrants (the “Warrants”) to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.69 per share. The Warrants are exercisable for a period of five years from issuance.

PIPE Exchanges

In August of 2011 and May of 2012, the Company previously completed certain private placement offerings (the “PIPE Transactions”) in which the Company issued to certain investors (the “PIPE Investors”) shares of the Company's common stock and warrants to purchase shares of common stock. The Company's Board of Directors has approved an exchange (the “PIPE Exchange”) by certain PIPE Investors of the common stock and warrants that they received in the PIPE Transactions for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. PIPE Investors would only be permitted to participate in such exchange to the extent that they or their affiliates commit, or have committed, to fund a portion of the New $25,000 Line of Credit. For each $100,000 that a PIPE Investor commits, or has committed, to the New $25,000 Line of Credit, the PIPE Investor would be able to convert the common stock and warrants that it received for each $100,000 investment in the PIPE Transactions for 100 shares of the Company's Series A Convertible Preferred Stock and 46 shares of the Company's Series B Convertible Preferred Stock. The Company's Board of Directors approved an issuance of up to 15,000 shares of Series A Convertible Preferred Stock and 6,900 shares of Series B Convertible Preferred Stock in connection with such exchanges.

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an Exchange Agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 2,609,455 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 2,064,000 shares of the Company's common stock at an exercise price of $8 (the “August PIPE Warrants”) and (c) warrants to purchase 545,455 shares of the Company's common stock at $1.25 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”).

Special Committee Action

Because the transactions described in the foregoing sections were between the Company and Mr. Sillerman or an affiliate of Mr. Sillerman, the Company formed a special committee of independent directors to review the proposed transactions. Such special committee reviewed and unanimously approved such transactions.

Accounting and Financial Impact

The Company is reviewing the accounting and financial impact of these transactions, therefore a complete and precise estimate cannot be made at this time.

Term Loan Agreement

On September 10, 2013, the Company and Deutsche Bank entered into a First Amendment to the DB Line, discussed in Note 7, Loans Payable.  The First Amendment extended the maturity date of the DB Line from September 11, 2013 to December 16, 2013.

Additional Borrowings on the New $25,000 Line of Credit

On July 11, 2013 and September 6, 2013, the Company drew $3,000 and $2,000, respectively, under the New $25,000 Line of Credit.  Following the September 6, 2013 draw, there is $6,000 available to be drawn under the New $25,000 Line of Credit.

In accordance with the terms of the New $25,000 Line of Credit, the Company issued to SIC II, in connection with such draws, warrants to purchase 3,000 and 2,000 shares, respectively, of the Company's Common Stock, par value $0.001 per share.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance.

In the first quarter of Fiscal 2014, the Company will record stock-based compensation charges of approximately $1,393 and $672, respectively, relating to these warrants.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:

1. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company.

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

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2013 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 16, 2013, the Company, Sillerman Investment Company LLC (“SIC”) and Sillerman Investment Company II LLC (“SIC II”) entered into a series of transactions to restructure certain of the Company's outstanding debt and equity securities. The transactions are designed to reduce the Company's outstanding debt and aid the Company in future capital raising efforts.
8% Convertible Note and Shares

As previously reported on its Current Report on Form 8-K dated July 6, 2012, the Company and SIC, an affiliate of the Company's Executive Chairman and Chief Executive Officer, entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “Original $20,000,000 Line of Credit Note”). The Original $20,000,000 Line of Credit Note was fully drawn, so that the Company owed SIC $20,781,746 through March 11, 2013, in outstanding principal and accrued and unpaid interest. On March 11, 2013, SIC exchanged the Original $20,000,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Convertible Note”) with a total outstanding balance of $20,781,746 as of March 11, 2013. The 8% Convertible Note provided for an interest rate of 8% (as opposed to the 9% interest rate in the Original $20,000,000 Line of Credit Note), and was to mature on March 11, 2016 (as opposed to the June 29, 2013, maturity date for the Original $20,000,000 Line of Credit Note). As previously reported on its Current Report on Form 8-K dated March 15, 2013 (as amended by the amendment thereto filed on March 19, 2013), the exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Note Exchange Common Stock”) for each $100,000 in principal amount of the Original $20,000,000 Line of Credit Note so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange (the “Note Exchange Common Shares”).

On September 16, 2013, the Company and SIC entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the parties rescinded the transactions in the Exchange Agreement. The effect of the transaction was to (a) rescind the issuance of all the Note Exchange Common Shares, thus reducing the number of issued and outstanding shares of common stock of the Company by 8,312,699, and (b) rescinding the exchange of the 8% Convertible Note for the Original $20,000,000 Line of Credit Note. As a result, the Original $20,000,000 Line of Credit Grid Promissory Note was reinstated. The Original $20,000,000 Line of Credit Grid Promissory Note had accrued and unpaid interest as of September 16, 2013, of $1,748.098.

The foregoing description of the Rescission Agreement is not complete and is subject to and qualified in its entirety by reference to the Rescission Agreement attached hereto as Exhibit 10.36 and incorporated herein by reference.

Waiver of Interest

On September 16, 2013, SIC waived pursuant to a Waiver (the “Waiver”) $1,748,098 of accrued and unpaid interest on the Original $20,000,000 Line of Credit Grid Promissory Note which interest accrued from June 29, 2012, through and including September 16, 2013.

The foregoing description of the Waiver is not complete and is subject to and qualified in its entirety by reference to the Waiver attached hereto as Exhibit 10.37 and incorporated herein by reference.

Series A Convertible Preferred Stock
The Company previously had authorized a class of Series A Preferred Stock, but none of those shares were issued or outstanding. The Company eliminated the prior class of Series A Preferred Stock by filing a Certificate of Elimination of Series A Preferred Stock of the Company (the “Certificate of Elimination”).
After filing the Certificate of Elimination, the Company created a new class of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) by filing a Certificate of Designations of the Series A Convertible Preferred Stock of the Company (the "Series A Certificate of Designation") with the Secretary of State of the State of Delaware. The Company authorized the issuance of up to 100,000 shares of the Series A Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series A Certificate of Designation and are summarized as follows:
•    The shares of Series A Convertible Preferred Stock have an stated value of $1,000 per share (the "Stated Value").

•    Each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to seven percent (7%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series A Convertible Preferred Stock shall accrue daily at the rate Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series A Convertible Preferred Stock.
•    Each share of Series A Convertible Preferred Stock is convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15.
•    The Company may redeem any or all of the outstanding Series A Convertible Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by (as applicable) (i) 8% if redeemed prior to the one (1) year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one (1) year anniversary of the initial issuance date and prior to the two (2) year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two (2) year anniversary of the initial issuance date and prior to the three (3) year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three (3) year anniversary of the initial issuance date and prior to the forty-two (42) month anniversary of the initial issuance date; and (v) 0% if redeemed on or after the forty-two (42) month anniversary of the initial issuance date. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $1.00 or more per share.
•    The Company is required to redeem each Series A Convertible Preferred Stock on the tenth (10th) business day immediately following the fifth anniversary of its issuance. However, the Company shall have no obligation to mandatorily redeem any shares of Series A Convertible Preferred Stock at any time that (x) the Company does not have surplus under Section 154 of the Delaware General Corporation Law (the “DGCL”) or funds legally available to redeem all shares of Series A Convertible Preferred Stock, (y) the Company's capital is impaired under Section 160 of the DGCL or (z) the redemption of any shares of Series A Convertible Preferred Stock would result in an impairment of the Company's capital under Section 160 of the DGCL.
•    Upon a change of control of the Company, each holder of Series A Convertible Preferred Stock shall be entitled to require the Company to redeem from such holder all of such Holder's shares of Series A Convertible Preferred Stock so long as such holder requests such redemption in writing at least one (1) business day prior to the consummation of such change of control. The redemption amount per share equals the Stated Value thereof plus accrued Dividends plus a change of control premium equal to the Stated Value multiplied by (as applicable) of (i) 8% if redeemed prior to the one (1) year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one (1) year anniversary of the initial issuance date and prior to the two (2) year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two (2) year anniversary of the initial issuance date and prior to the three (3) year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three (3) year anniversary of the initial issuance date and prior to the forty-two (42) month anniversary of the initial issuance date; and (v) 0% if redeemed on or after the forty-two (42) month anniversary of the initial issuance date.
•    The shares of Series A Convertible Preferred Stock are senior in liquidation preference to all shares of capital stock of the Company unless otherwise consented to by a majority of the holders of shares of Series A Convertible Preferred Stock.
•    The shares of Series A Convertible Preferred Stock shall have no voting rights except as required by law.
•    The consent of the holders of a majority of the shares of Series A Convertible Preferred Stock is be necessary for the Company to amend the Series A Certificate of Designation.
The foregoing description of the Certificate of Elimination and Series A Convertible Preferred Stock is not complete and is qualified in its entirety by reference to the full text of the Certificate of Elimination and the Series A Certificate of Designation, copies of which are filed herewith as Exhibits 10.38 and 10.39, and incorporated herein by reference.
Series B Convertible Preferred Stock
On September 16, 2013, the Company created 50,000 shares of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) by filing a Certificate of Designations of Series B Convertible Preferred Stock of the Company (the "Series B Certificate of Designation") with the Secretary of State of the State of Delaware. The rights, preferences, privileges and restrictions of the shares of Series B Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series B Certificate of Designation and are summarized as follows:
•    The shares of Series B Convertible Preferred Stock have a stated value of $1,000 per share.

•    The shares of Series B Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15. However, the shares of Series B Convertible Preferred Stock may only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $1.67 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five (5) consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 25,000 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the Company, (ii) a sale of at least 90% of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board has determined that the aggregate implied value of the Company's capital stock in such transaction is equal to or greater than $125,000,000.
•    The shares of Series B Convertible Preferred Stock are not redeemable by either the Company or the holders thereof.
•    The shares of Series B Convertible Preferred Stock are on parity in dividends and liquidation preference with the shares of Company common stock and such amounts shall be payable only if then convertible into common stock.
•    The shares of Series B Convertible Preferred Stock shall have no voting rights except as required by law.
•    The consent of the holders of a majority of the shares of Series B Convertible Preferred Stock shall be necessary for the Company to alter, amend or change any of the terms of the Series B Certificate of Designation.
The foregoing description of the Series B Convertible Preferred Stock is not complete and is qualified in its entirety by reference to the full text of the form the Series B Certificate of Designation, a copy of which is filed herewith as Exhibit 10.40 and incorporated herein by reference.
Issuance of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock for Original $20,000,000 Line of Credit Grid Promissory Note
As described above in the subsections entitled “8% Convertible Note and Shares” as of September 16, 2013, the Original $20,000,000 Line of Credit Grid Promissory Note remained outstanding with a principal amount of $20,000,000. As described above in the subsection entitled “Waiver of Interest” on September 16, 2013, SIC agreed to waive the outstanding $1,748,098 of interest accrued $20,000,000 Line of Credit Note up to and including September 16, 2013. On September 16, 2013, the Company and SIC entered into an Exchange Agreement (the “Note Exchange Agreement”) pursuant to which the Company issued, in full satisfaction of the Original $20,000,000 Line of Credit Grid Promissory Note, 20,000 shares of Series A Convertible Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock.

The foregoing description of the Note Exchange Agreement is not complete and is subject to and qualified in its entirety by reference to the Note Exchange Agreement attached hereto as Exhibit 10.41 and incorporated herein by reference.

Rescission of Issuance of 5,000,000 Shares of Common Stock

On March 11, 2013, Viggle and SIC II, an affiliate of the Company's Executive Chairman and Chief Executive Officer, entered into an amended and restated line of credit (the “New $25,000,000 Line of Credit”) to the Company, which modified the existing $25,000,000 line of credit (the “Original $25,000,000 line of credit”) to reduce the interest rate from 14% per annum to 9% per annum. In connection with such modification, the Company issued to SIC II 5,000,000 shares of its common stock (the “February Shares”).

On September 16, 2013, pursuant to the Rescission Agreement, the Company and SIC II agreed to rescind the issuance of the February Shares, thus reducing the number of the Company's issued and outstanding shares by 5,000,000.

The foregoing descriptions of the Rescission Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the form of Rescission Agreement attached hereto as Exhibit 10.36 and incorporated herein by reference.

Issuance of Warrants

The Company agreed to issue SIC II warrants (the “Warrants”) to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.69 per share. The Warrants are exercisable for a period of five years from issuance.

The foregoing descriptions of the Warrants and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the form of Warrant attached hereto as Exhibit 10.42 and incorporated herein by reference.

PIPE Exchanges

In August 2011 and May 2012, the Company previously completed certain private placement offerings (the “PIPE Transactions”) in which the Company issued to certain investors (the “PIPE Investors”) shares of the Company's common stock and warrants to purchase shares of common stock. The Company's Board of Directors has approved an exchange (the “PIPE Exchange”) by certain PIPE Investors of the common stock and warrants that they received in the PIPE Transactions for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. PIPE Investors were only be permitted to participate in such exchange to the extent that they or their affiliates commit or have committed to fund a portion of the New $25,000,000 Line of Credit. For each $100,000 that a PIPE Investor commits or has committed to the New $25,000,000 Line of Credit, the PIPE Investor would be able to exchange the common stock and warrants that it received for $100,000 of investment in the PIPE Transactions for 100 shares of Series A Convertible Preferred Stock and 46 shares of Series B Convertible Preferred Stock. The Board approved an issuance of up to 15,000 shares of Series A Convertible Preferred Stock and 6,900 shares of Series B Convertible Preferred Stock in connection with such exchanges.

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an Exchange Agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 2,609,455 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 2,064,000 shares of the Company's common stock at an exercise price of $8 (the “August PIPE Warrants”) and (c) warrants to purchase 545,455 shares of the Company's common stock at $1.25 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”).

The foregoing descriptions of the PIPE Exchange Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the form of PIPE Exchange Agreement attached hereto as Exhibit 10.43 and incorporated herein by reference.

16b-3 Approvals

The Board of Directors also unanimously approved for purposes of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, each transaction described in the foregoing sections and each transaction arising out of or under each of the Transaction Agreements (as defined below).

Special Committee Action

Because the transactions described in the foregoing sections were between the Company and Robert F.X. Sillerman or an affiliate of Robert F.X. Sillerman, who is the Executive Chairman and Chief Executive Officer of the Company, the Company formed a special committee of independent directors to review the proposed transactions. Such special committee reviewed and unanimously approved such transactions.

Important Notice regarding the Transaction Documents
The foregoing descriptions of the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Rescission Agreement, the Waiver, the Certificate of Elimination, the Series A Certificate of Designation, the Series B Certificate of Designation, the Note Exchange Agreement, the Warrants and the PIPE Exchange Agreement (the “Transaction Agreements” attached hereto as Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43, respectively, and incorporated herein by reference.

The Transaction Agreements have been included to provide investors and security holders with information regarding its terms. They are not intended to provide any other financial information about the Company or our subsidiaries and affiliates. The representations, warranties and covenants contained in the agreements were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to such agreement; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements, which subsequent information may or may not be fully reflected in public disclosures by us.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Viggle Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2013:

Name	Age	Position
Robert F.X. Sillerman	65	Director, Executive Chairman, Chief Executive Officer
Mitchell J. Nelson	65	Director, Executive Vice President, Secretary
Gregory Consiglio	47	President and Chief Operating Officer
Peter Horan	58	Director
Michael J. Meyer	48	Director
John D. Miller	68	Director
Joseph F. Rascoff	68	Director
Harriet Seitler	57	Director
Birame Sock	37	Director
John Small	45	Chief Financial Officer
Kevin Arrix	43	Chief Revenue Officer

Robert F.X. Sillerman was elected a Director of the Company and Executive Chairman of the Board of Directors effective as of the closing of the recapitalization in February 2011 and Chief Executive Officer, effective June 19, 2012. He is also Executive Chairman and Chief Executive Officer of SFX, a newly established company in the Electronic Dance Music area. Between January 10, 2008 and December 31, 2012, Mr. Sillerman served as Chairman and Chief Executive Officer of Circle Entertainment Inc., where he remains as a director.  Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of the former SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

Peter C. Horan was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Horan is currently the Executive Chairman of Halogen Network, a next generation digital media company, a position he has held since February 2010. Mr. Horan currently serves on the Board of Directors of Tree.com, Inc.  Mr. Horan has served as CEO of many internet companies, including Goodmail Systems, Inc. from 2008 to 2010.  Previously, Mr. Horan was CEO of IAC's Media and Advertising

group from 2007 to 2008.  He was CEO of AllBusiness.com from 2005 to 2007.  As CEO of About.com from 2003 to 2005, Mr. Horan led the sale of the company to the New York Times Company. Mr. Horan was CEO of DevX.com from 2000 to 2003.  Previously at International Data Group, he served as Senior Vice President from 1991 until 2000, where he was also the publisher of their flagship publication Computerworld.  He held senior account management roles at leading advertising agencies including BBD&O and Ogilvy & Mather.  Mr. Horan was selected as a director because the Board of Directors believes that his technology, internet and advertising experience will benefit the Company.

Michael Meyer was appointed as a Non-Executive Board Member of the Company on June 1, 2013. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, he served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.   Mr. Meyer is a member of the Board of Directors and Chair of the Audit Committee of Circle Entertainment Inc. Robert F.X. Sillerman, the Company's Executive Chairman, is a member of the Board of Directors and a principal shareholder in Circle. Mitchell J. Nelson, the Company's Executive Vice President and Secretary, serves as Executive Vice President, General Counsel, and Secretary of Circle. Mr. Meyer is also a member of the Board of Directors, Chair of the Compensation Committee, and a member of the Audit Committee and the Nominating and Corporate Governance Committee of SFX, a company controlled by Mr. Sillerman. The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

John D. Miller was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Miller served as a director of Circle Entertainment Inc. from January 2009 until August 2012. He currently serves as a director of SFX, where he is a member of its Audit and Nominating/Corporate Governance Committees and Chair of its Compensation Committee. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investment unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable, where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  The Board of Directors believes that Mr. Miller's venture capital and financial experience will benefit the Company, and have selected him as a director for that reason.

Mitchell J. Nelson was appointed Director, Executive Vice President, General Counsel, and Secretary effective as of the closing of the Recapitalization. He stepped down as General Counsel effective April 16, 2013, but remains a Director and the Company's Executive Vice President and Secretary. Mr. Nelson also serves as Executive Vice President, General Counsel and Secretary of Circle Entertainment, Inc., having served in such capacity since January 2008, and served as President of its wholly-owned subsidiary, FX Luxury Las Vegas I, LLC (which was reorganized in bankruptcy) in 2010.  He has been a Senior Legal Advisor to SFX since January 1, 2012. He also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invested in United States-based real estate securities, from 1994 to 2008, as Senior Vice President, Corporate Affairs for Flag Luxury Properties, LLC from 2003.  Prior to 2008, Mr. Nelson served as counsel to various law firms, having started his career in 1973 at the firm of Wien, Malkin & Bettex.  At Wien, Malkin & Bettex, which he left in 1992, he became a senior partner with supervisory responsibility for various commercial real estate properties. Mr. Nelson is an Adjunct Assistant Professor of Real Estate Development at Columbia University.  He was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.  The Board has selected Mr. Nelson as a director because it believes his legal and business experience will benefit the Company.

Joseph F. Rascoff was appointed as a Board Member of the Company on February 15, 2011.  On June 1, 2013, Mr. Rascoff was named Chief Operating Officer of SFX (he was, and remains, a member of its Board of Directors). Mr. Rascoff is the co-founder of The RZO Companies, and since 1978 has been representing artists in recording contract negotiations, music publishing administration, licensing, royalty compliance, and worldwide touring. From 1974 to 1978, Mr. Rascoff was a partner in Hurdman and Cranstoun, a predecessor accounting firm of KPMG. Mr. Rascoff has been an Advisory Director of Van Wagner Communications LLC since 2005. Since Mr. Rascoff was named Chief Operating Officer of SFX, he is no longer considered an independent director for Audit Committee purposes. Mr. Rascoff also serves on the Board of Directors of SFX. He has served as a Trustee of The University of Pennsylvania (1992-1996), is on the Board of Overseers of the University of Pennsylvania Libraries, and is a Trustee and former President of the Board of Trustees of The Bishop's School, La Jolla, California.  The Board of Directors believes that Mr. Rascoff's business and entertainment experience and financial expertise will benefit the Company and, therefore, has selected him as a director.

Harriet Seitler was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Ms. Seitler is currently

Executive Vice President for Oprah Winfrey's Harpo Studios.  Joining Harpo over 15 years ago in 1995, Ms. Seitler is responsible for marketing, development of strategic brand partnerships, and digital extensions for the Oprah Winfrey Show.  Ms. Seitler was also instrumental in the development and launch of “The Dr. Oz Show”.  Prior to working at Harpo, Ms. Seitler served as Vice President, Marketing at ESPN from 1993 to 1994.  She was responsible for the branding of ESPN, SportsCenter, as well as the branding and launch of ESPN2.  Ms. Seitler began her career at MTV Networks serving from 1981 to 1993 in marketing and promotions, rising to the rank of Senior Vice President.  At MTV, Ms. Seitler pioneered branded entertainment initiatives and built major new franchises such as the MTV Movie Awards and MTV Sports.  Ms. Seitler has served on the Board of Directors of The Oprah Winfrey Foundation, and is currently a board member of Sharecare.com.  The Board of Directors selected Ms. Seitler as a director because it believes that her experience in TV and digital media, sponsorships and marketing will benefit the Company.

Birame Sock was appointed as a Non-Executive Board Member of the Company on February 12, 2013. Ms. Sock is the founder and CEO of Third Solutions, Inc., the leading digital receipts company, which she founded in 2007. In 2002, Ms. Sock founded Musicphone, a wireless entertainment company, which she led until its acquisition by Gracenote, Inc. in 2007. Birame Sock served as a member of the Board of Directors of CKX Inc. from 2005 until 2006, when she became a consultant for CKX Inc. and affiliated companies. Ms. Sock attended the University of Miami, where she studied computer science and broadcasting. The Board of Directors selected Ms. Sock as a director because it believes her experience in technology and consumer marketing will benefit the Company.

Gregory Consiglio, the Company's President, joined the Company in May 2011 as Head of Business Development, and was named President and Chief Operating Officer in October 2012. Prior to joining the Company, Mr. Consiglio was most recently Executive Vice President of Business Development at Ticketmaster, where he oversaw teams responsible for new business initiatives including online affiliate sales and marketing, online sponsorships, advertising sales, third party alliances, resale sponsorships, and the creation and management of new revenue streams beyond ticketing. In 2006, prior to joining Ticketmaster, Mr. Consiglio led Corporate Development for GoFish, an online video network, and was the CEO of Wellness Solutions International, a provider of online sales and marketing systems to the direct sales industry. Previously he spent seven years at America Online serving in a variety of business development and operating roles including Managing Director, AOL Asia based in Hong Kong, China. Greg left AOL in 2003 as Senior Vice President, overseeing International Operations and Business Development. His early career included roles in the consulting practice of KPMG and government affairs for Nortel and advising companies on new market development strategies.

John Small was named as the Company's Head of Corporate Strategy and Development in August 2011 and then as Chief Financial Officer and Principal Accounting Officer in September 2012. Mr. Small came to the Company after serving as a Senior Asset Manager for GLG Partners from April 2000 until August 2011. At GLG Partners, Mr. Small was responsible for TMT and Renewable Energy positions. John Small is on the Board of Directors of ViSole, and has previously served on the Boards of Directors of Loyalty Alliance, Infinia Corporation, PayEaseCorporation, New Millenium Solar Equipment Co., and ShortList Media Ltd.

Kevin Arrix serves as the Company's Chief Revenue Officer.  Mr. Arrix joined Viggle Inc. after spending nine years as EVP, Digital Advertising at MTV Networks, where he was in charge of sales, operations, marketing and product development for various Viacom brands including MTV, Nickelodeon & Comedy Central. Prior to MTV Networks, Kevin held positions at CBS Sports Line and Turner Broadcasting.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company's board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company's stock is not traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company's website at http://www.viggle.com.

Board and Board Committees

The Company's board of directors is not divided into classes, and each director's term is through the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

The following chart sets forth the membership of each board committee as of June 30, 2013.

Committee	Members
Audit Committee	Michael J. Meyer (Chairman) Peter Horan John D. Miller
Compensation Committee	John D. Miller (Chairman) Peter Horan
Nominating and Corporate Governance Committee	John D. Miller (Chairman) Harriet Seitler

Audit Committee

The Audit Committee is comprised of Messrs. Meyer, Horan, and Miller. Mr. Meyer is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management's conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, and our Corporate Governance Guidelines. In addition, Mr. Meyer is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required thereby. Mr. Meyer is independent for Audit Committee purposes as independence is defined in the listing standards applicable to the Company.

ITEM 11.	EXECUTIVE COMPENSATION (amounts in thousands)

2013 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2013 and June 30, 2012 by our Chief Executive Officer, and the other two most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended June 30, 2013. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total
Robert F.X. Sillerman	2013	$230	(3)	$—	$—	$1,590	$—	$1,820
Executive Chairman, Chief Executive Officer	2012	1,013		—	—	—	6	1,019
Gregory Consiglio(4)	2013	367		—	—	1,555	—	1,922
President	2012	301		—	—	994	—	1,295
John Small (5)	2013	300		—	—	700		1,000
Chief Financial Officer	2012	263		100	—	5,440	—	5,803

(1)
Because Mr. Sillerman is our Chairman and Chief Executive Officer, the Company books a compensation charge for certain financing-related activities undertaken by Mr. Sillerman.  These amounts are excluded because they do not constitute compensation to Mr. Sillerman for his service as an officer or director of the Company, but instead solely relate to certain financing arrangements.  Specifically, the table excludes the following:  (a) a $5,000 compensation charge related to the receipt by Sillerman Investment Company II, LLC (“SIC II”), an affiliate of Mr. Sillerman's, of 5,000,000 shares of the Company's Common Stock as an inducement for SIC II to enter into a $25,000 Line of Credit (the “$25,000 Line of Credit”) with the Company on February 11, 2013, (b) a compensation charge of $5,551 relating to Mr. Sillerman's receipt of warrants to purchase 10,000,000 shares of the Company's common stock on March 11, 2013, as an inducement to Mr. Sillerman to guarantee a term loan that the Company entered with Deutsche Bank Trust Companies America, (c) a $7,481 compensation charge relating to 8,312,699 shares of the Company's common stock received by Sillerman Investment Company, LLC (“SIC”) on March 11, 2013, as an inducement to convert a $20,000 line of credit that had previously been fully drawn into new 8% notes and (d) a compensation charge of $1,532 relating to warrants received by SIC II for a draw of $4,000 on the $25,000 Line of Credit on May 21, 2013.

(2)
The amount reflects the aggregate grant date fair value of the option awards and stock awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of the option awards and stock awards in note 10, Share-Based Payments, to our financial statements. There can be no assurance that awards will vest or options will be exercised (in which case no value will be realized by the individual), or that the value upon exercise or vesting, as applicable, will approximate the aggregate grant date fair value.

(3)
The Company and Mr. Sillerman entered into an amendment to his employment agreement on April 1, 2013 pursuant to which Mr. Sillerman's base salary was lowered to $500 and Mr. Sillerman received an award of options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $1.00. The options vest over a period of five years. Mr. Sillerman did not take a base salary for part of the year.

(4)	Mr. Consiglio was appointed as the Company's President and Chief Operating Officer as of November 1, 2012. Previously, he has served as the Company's Head of Business Development.

(5)	Mr. Small was appointed the Company's Chief Financial Officer on September 10, 2012. Previously, he had served as the Company's Head of Corporate Development and Strategy.

Outstanding Equity Awards at June 30, 2013

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested		Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert F.X. Sillerman	—	—		—	$—	—	1,500,000	(2)	$990	(3)	—	$—
	—	2,500,000	(4)	—	1.00	4/4/2013	—		—		—	—
Gregory Consiglio	—	—		—	—	—	66,666	(5)	44	(3)	—	—
	65,625	46,875	(6)	—	5.00	8/26/2021	—		—		—	—
	221,875	665,625	(7)	—	0.84	8/30/2022	—		—		—	—
	25,000	75,000	(8)	—	2.30	10/31/2022	—		—		—	—
John Small	166,667	583,333	(9)	—	10.00	8/26/2021	—		—		—	—
	312,500	937,500	(10)	—	0.84	8/30/2022	—		—		—	—

(1)	For information regarding restricted stock units, see also Note 10 to our audited Consolidated Financial Statements, Share-Based Payments.

(2)
The original grant was for 2,500,000 shares, and Mr. Sillerman forfeited 1,000,000 shares of such grant and received no value for the forfeiture. 500,000 of such shares will vest on each of February 24, 2014, February 24, 2015 and February 24, 2016.

(3)	The value is computed based on a per share price of $0.66, which was the closing price of the Company's common stock on June 28, 2013, which was the last trading day of the Company's fiscal year.

(4)	20% of the options vest on each of April 1, 2014, April 1, 2015, April 1, 2016, April 1, 2017 and April 1, 2018.

(5)
The original grant was for 125,000 shares, and Mr. Consiglio forfeited 58,334 shares of such grant and received no value for the forfeiture. 41,667 of such shares will vest on May 11, 2014, 16,667 of such shares will vest on May 11, 2015 and 8,333 of such shares will vest on May 11, 2016.

(6)	3,125 of these options vest monthly on the first day of each month through August 1, 2014.

(7)	221,875 of these options will vest on each of August 30, 2013, August 30, 2014 and August 30, 2015.

(8)	25,000 of these options will vest on each of November 1, 2014, November 1, 2015 and November 1, 2016.

(9)	208,334 of these options vested on August 1, 2013. In addition, 250,000 of these options will vest on August 1, 2014, 83,334 will vest on August 1, 2015 and 41,666 will vest on August 1, 2016.

(10)	312,500 of these options will vest on each of August 30, 2013, August 30, 2014 and August 30, 2015.

Employment Agreements

On February 16, 2011 we entered into an employment agreement with Robert F.X. Sillerman for his services as Executive Chairman of the board of directors and Director.  The term of the agreement is for five years.  Mr. Sillerman's base salary was originally $1,000 (payable in cash or shares of common stock) to be increased annually by the greater of:  (i) five percent or (ii) the current base salary multiplied by the percentage increase in the Consumer Price Index published by the Federal Bureau of Labor Statistics for the New York, New York metropolitan area during the previous twelve calendar months.  He is to receive additional compensation at the sole discretion of the board of directors in the form of additional cash bonus and/or grant of restricted stock, stock options or other equity award.   The agreement also provided for Mr. Sillerman to receive a minimum grant of restricted stock in the amount of 2,500,000 shares, subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the first year of employment. On June 19, 2012, Mr. Sillerman was appointed Chief Executive Officer of the Company by the Board of Directors.  The terms of his employment agreement with the Company did not change as a result of this appointment. On April 1, 2013, Mr. Sillerman and the Company signed an amendment to his employment agreement, changing his annual salary to

$500 and providing for him to receive a grant of options to purchase 2,500,000 shares of the Company's common stock at a price of $1.00 per share, but making no other changes in Mr. Sillerman's employment agreement.

On May 11, 2011, the Company entered into an employment agreement with Gregory Consiglio for his services as Head of Business Development. The agreement has no fixed term. Mr. Consiglio's salary under this agreement was $300. The agreement also provided for Mr. Consiglio to receive a minimum grant of restricted stock in the amount of 75,000 shares of the Company's common stock at the beginning of the first year of employment, 25,000 shares of the Company's common stock at the beginning of the second year of employment, and 25,000 shares of the Company's common stock at the beginning of the third year of employment (in each case subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events). On October 31, 2012, Mr. Consiglio and the Company signed an amendment to his employment agreement, changing his title to President and Chief Operating Officer and his annual salary to $400, but making no other changes in Mr. Consiglio's employment agreement. On August 30, 2012, Mr. Consiglio received a grant of options to purchase 887,500 shares of the Company's common stock at a price of $0.84, which was the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years. On October 31, 2012, Mr. Consiglio received an additional grant of options to purchase 100,000 shares of the Company's common stock at a price of $2.30, which was greater than the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years.

On August 16, 2011, the Company entered into an employment agreement with John C. Small for his services as Head of Strategy and Corporate Development. The agreement has no fixed term. Mr. Small's annual base salary is $300. Mr. Small received grants of options to purchase a total of 750,000 shares of the Company's common stock at a price of $10.00 per share. On September 10, 2012, Mr. Small was appointed Chief Financial Officer of the Company by the Board of Directors. The terms of his employment agreement with the Company did not change as a result of this appointment. On April 4, 2013, Mr. Small and the Company signed an amendment to his employment agreement, providing for changes to the vesting of granted options upon a change-in-control (as more fully described herein), but making no other changes in his employment agreement. On August 30, 2012, Mr. Small received a grant of options to purchase 1,250,000 shares of the Company's common stock at a price of $0.84, which was the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years.

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Executive Chairman and Chief Executive Officer, Mr. Sillerman.

Upon a (i) termination by our Company without “cause” or (ii) a “constructive termination without cause” the employment agreement for Mr. Sillerman provides for the following benefits: (a)  payments equal to (x) the cash equivalent of three years' base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. Additionally, upon termination by our company for a “change of control”, Mr. Sillerman will receive the benefits set forth in (a), (b), and (c) above, plus all options to purchase the Company's capital stock shall remain exercisable for the full maximum term of the original option grant or ten years from the closing of the change of control transaction, whichever is greater.  In addition, in the event that the aggregate of such payments would constitute a “parachute payment” under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the Company shall also pay Mr. Sillerman a gross-up payment such that after the imposition of Federal, State and local income taxes, Mr. Sillerman would be entitled to retain the foregoing amount.

The following disclosure is for our President and Chief Operating Officer, Mr. Consiglio:

Upon a termination by our Company without “cause”, the employment agreement for Mr. Consiglio provides for the following benefits: (a) payments equal to the cash equivalent of three months' base salary at the rate in effect on the date of termination (which payment shall increase by one week for each year worked prior to termination, to a limit of six months), and (b) accelerated vesting of any stock options, restricted stock or other equity-based instruments previously issued to him prior to his termination. In addition, on April 4, 2013, the Company and Mr. Consiglio entered into an amendment to Mr. Consiglio's employment agreement providing that upon a “change of control” of the Company, all stock options previously granted to Mr. Consiglio would vest, and all restricted shares issued to Mr. Consiglio pursuant to his employment agreement would vest.

The following disclosure is for our Chief Financial Officer, Mr. Small.

Upon a (i) termination by our Company without “cause” or (ii) a “change of control”, the employment agreement for Mr. Small provides for the following benefits: (a) payments equal to (x) the cash equivalent of three months' base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Small for the immediately preceding employment year, (b) accelerated vesting of any stock options granted pursuant to Mr. Small's employment agreement that are issued to Mr. Small at least one full year prior to his termination. However, in the event that any amount payable to Mr. Small upon a "change of control" would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Small shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. In addition, on April 4, 2013, the Company and Mr. Small entered into an amendment to Mr. Small's employment agreement providing that upon a “change of control” of the Company, all stock options previously granted to Mr. Small, and not just those options that were granted pursuant to Mr. Small's employment agreement, would vest.

Potential Payments upon Death or Disability

The following disclosure is for our named executive officers, Mr. Sillerman, Mr. Consiglio and Mr. Small.

The employment agreement of Mr. Sillerman provides for the following benefits in the event of his death: (a)  payments equal to (x) the cash equivalent of three years' base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our Company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.

The employment agreement of Mr. Consiglio provides for the following benefits in the event of his death: (a) payments equal to the cash equivalent of one year's base salary at the rate in effect on the date of termination, and (b) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.

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

The Company pays non-employee directors for all compensation in lieu of cash on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.   During 2013, directors' fees were paid through the issuance of options to purchase the Company's common stock (priced as of the date of grant).

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2013 is shown in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1) (6)	All Other Compensation	Total
Peter Horan	$—	$—	$140	$—	$140
Michael J. Meyer (2)	—	—	—	—	—
John D. Miller	—	—	153	—	153
Joseph Rascoff (3)	—	—	155	—	155
Harriet Seitler	—	—	136	—	136
Birame Sock (4)	—	—	53	—	53
Benjamin Chen (5)			116		116

(1) The amount reflects the aggregate grant date fair value of the option awards and stock awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of the option awards and stock awards in note 10 to the notes to our financial statements, Shared-Based Payments. There can be no assurance that awards will vest or options will be exercised (in which case no value will be realized by the individual), or that the value upon exercise or vesting, as applicable, will approximate the aggregate grant date fair value.
(2) Mr. Meyer joined the Board of Directors on June 1, 2013.
(3) Joseph Rascoff became Chief Operating Officer of SFX Entertainment Inc., a company controlled by the Company's Executive Chairman, and is thereafter no longer considered independent for Audit Committee purposes. Accordingly, beginning June 1, 2013, Mr. Rascoff did not receive compensation for his service on the Company's Board.
(4) Ms. Sock joined the Board of Directors on February 12, 2013.
(5) Mr. Chen resigned from the Board of Directors on May 6, 2013.
(6) As of June 30, 2013, each non-employee director held the following number of outstanding vested and unvested stock options: Mr. Horan: 222,689 vested stock options and 56,250 unvested stock options, Mr. Meyer: holds no stock options as of June 30, 2013, Mr. Miller: 234,920 vested stock options and 56,250 unvested stock options, Mr. Rascoff: 237,306 vested stock options and 56,250 unvested stock options, Ms. Seitler: 219,112 vested stock options and 56,250 unvested stock options, and Ms. Sock: 54,667 vested stock options and 25,000 unvested stock options.

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

•
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) or another entity, one of whose executive officers served on our compensation committee;

•    a director of another entity, one of whose executive officers served on our compensation committee; and

•
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)(2)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )

Equity compensation plans approved by security holders	19,773,896	(3)	$1.70	(4)	10,226,104
Equity compensation plans not approved by security holders	—		—		—

(1)    1,869,168 restricted stock units are outstanding and vest 1/3 on the first, second and third anniversary of the date of grant.   There is no exercise price.
(2)    18,818,547 stock options were granted to directors, officers, and employees during the fiscal year at a range of $0.50 to $2.30.  The options vest over three or four year periods.
(3)    This includes 1,869,168 restricted stock units and options to purchase 17,904,728 shares.
(4)    The weighted average exercise price of $1.70 reflects the weighted average exercise price of all options outstanding as of June 30, 2013. Because the restricted stock units referred to in Footnote 1 above do not have an exercise price and therefore are not included in this weighted average.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 17, 2013 by:

•	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of September 17, 2013 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of September 17, 2013, there were 75,139,350 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	73,588,000	73.8%
Adage Capital Management, L.P. (3)	7,707,208	7.7%
Directors and Named Executive Officers (not otherwise included above):
Gregory Consiglio (4)	553,125	*
Peter C. Horan (5)	257,115	*
Michael J. Meyer (6)	12,978	*
John D. Miller (7)	873,035	*
Mitchell J. Nelson (8)	382,821	*
Joseph Rascoff (9)	263,262	*
Harriet Seitler (10)	252,309	*
John Small (11)	1,000,000	*
Birame Sock (12)	87,454
All directors and named executive officers as a group (10 people)	77,270,099	77.5%

*           Represents less than 1%.

(1)	Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Viggle Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.

(2)
Sillerman beneficially owns (i) directly 18,230,455 shares of Common Stock owned by Sillerman (consisting of (A) 5,730,455 shares of Common Stock owned by Sillerman; (B) 2,500,000 shares of Common Stock issuable upon the exercise of options held by Sillerman which are exercisable at $1.00 per share; and (C) 10,000,000 shares of Common Stock issuable upon the exercise of warrants held by Sillerman which are exercisable at $1.00 per share); and (ii) indirectly 55,357,545 shares of Common Stock (consisting of (A) 43,657,545 shares of Common Stock owned by SIC; (B) 9,000,000 shares of Common Stock issuable upon the exercise of warrants held by SIC II which are exercisable at $1.00 per share; and (C) 2,700,000 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman's spouse. Not included in this amount are 33,320 shares of Series A Convertible Preferred Stock and 21,364.2 shares of Series B Convertible Preferred Stock held by SIC, because the shares of Series A Convertible Preferred Stock are not convertible at SIC's option as of the date of this filing or in the 60 days thereafter, and the shares of Series B Convertible Preferred Stock are only convertible upon the occurrence of certain triggers that have not yet occurred. If the shares of Series A Preferred Stock were convertible as of the date of this filing, they would be convertible into 28,973,913 shares of Common Stock, and if the shares of Series B Preferred Stock were convertible as of the date of this filing, they would be convertible into 18,577,565 shares of Common Stock.

(3)
Adage beneficially owns 7,161,754 shares of Common Stock and 545,455 shares of Common Stock issuable upon the execution of warrants at $1.00 per share. Its business address is 200 Clarendon Street, 52nd Floor, Boston, MA 02116, telephone (617) 867-2830.

(4)
Consiglio beneficially owns: (i) 443,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.84 per share; (ii) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $2.30 per share; and (iii) 84,375 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share.

(5)
Horan beneficially owns (i) 93,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share; (ii) 50,400 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.25 per share; (iii) 31,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.75 per share; (iv) 22,539 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.93 per share; (v) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at

$1.23 per share, and (vi) 34,426 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

(6)
Mr. Meyer beneficially owns 12,978 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

(7)
Miller beneficially owns (i) 400,000 shares of Common Stock, (ii) 93,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share, (iii) 200,000 shares of Common Stock subject to a restrictive agreement with Robert F.X. Sillerman, which will be released on February 15, 2014, under certain conditions, (iv) 57,300 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.25 per share; (v) 34,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.75 per share; (vi) 24,870 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.93 per share; (vii) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.23 per share and (viii) 38,115 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

(8)
Nelson beneficially owns (i) 195,334 shares of Common Stock; (ii) 37,487 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share and (iii) 150,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.84 per share.

(9)
Rascoff beneficially owns (i) 93,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share; (ii) 58,500 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.25 per share; (iii) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.23 per share; (iv) 25,389 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.93 per share; (v) 34,667 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.75 per share and (vi) 25,956 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

(10)
Seitler beneficially owns (i) 93,750 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $5.00 per share; (ii) 48,600 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.25 per share; (iii) 30,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.75 per share; (iv) 21,762 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.93 per share; (v) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.23 per share, and (vi) 33,197 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

(11)
Small beneficially owns (i) 625,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.84 per share; and (ii) 375,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $10.00 per share.

(12)
Sock beneficially owns (i) 29,667 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.75 per share; (ii) 25,000 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $1.23 per share, and (iii) 32,787 shares of Common Stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 17, 2013 at $0.61 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below is a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

Recapitalization Note

In connection with the closing of a recapitalization of the Company's outstanding securities in February of 2011, as discussed more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 in the section entitled “Our Business,” Robert F.X. Sillerman (and his spouse and entities controlled by him), the Company's Chief Executive Officer, executed a promissory note in accordance with his subscription agreements for the payment of the purchase price of the shares, in the amount of $3,242.  The note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum). The Company recorded income on the note of $135 and $135 for the years ended June 30, 2013 and June 30, 2012, respectively.  The note has been presented as a reduction of the related paid in capital in the accompanying financial statements.

Shared Services Agreement

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company's Executive Vice President and Secretary and General Counsel to Circle.

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

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is a Board member, the former Chairman, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.

For the years ended June 30, 2013 and June 30, 2012, the Company billed Circle $253 and $322, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2013 and June 30, 2012 was $23 and $53, respectively.

The Company also entered into a shared services agreement with SFX, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson, and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement.

For the year ended June 30, 2013, the Company billed SFX $263.  The balance due from SFX as of June 30, 2013 was $47. The Company did not bill any amounts to SFX in 2012.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company theretofore.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.

For the years ended June 30, 2013 and June 30, 2012, the Company billed Mr. Sillerman $245 and $148, respectively.  The balance due from Mr. Sillerman as of June 30, 2013 and June 30, 2012 was $0 and $21, respectively.

Private Placements

Mr. Sillerman purchased units for $3,000 in the May 10, 2012 private placement. As a result of Mr. Sillerman's participation in the placement, 545,455 units with a fair value of $5,116 were issued by the Company. The fair value of the associated warrants was determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements (see Note 13 to our Consolidated Financial Statements). This resulted in a non-cash compensation charge of $2,116, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.

SIC purchased units for $11,376 in the August 25, 2011 private placement. As a result of SIC's participation in the placement, 1,280,000 units were acquired by Mr. Sillerman with a fair value, based upon the traded value of the stock at the time, in excess of the price paid.  This resulted in a non-cash compensation charge of $19,456, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012.

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

Consultant

Benjamin Chen, previously an independent director of the Company, was acting as a consultant to the Company in the area of technology, systems architecture and technical operations.  Mr. Chen was paid $188 for his services through June 30, 2013. On May 6, 2013, Mr. Chen resigned as a director of the Company.

Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $7.50 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. In 2013, all director fees were paid through the issuance of options priced as of the date of grant.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000. In consideration of the Lender's agreement to provide the Original Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. The Company recorded compensation expense in the third fiscal quarter of $5,000 related to the shares issued to SIC.

On March 11, 2013, Viggle and SIC II entered into an amended and restated line of credit (the “New $25,000 Line of Credit”) to the Company, which modified the Original $25,000 Line of Credit to reduce the interest rate from 14% per annum to 9% per annum and provide, as security for the Company's obligations, a pledge of the Company's (and its subsidiaries') assets pursuant to a security agreement (the “Security Agreement”, more particularly described below). In addition, the Company entered into a subordination agreement (the “Subordination Agreement”, as more particularly described below) by which the repayment and the security for the New $25,000 Line of Credit was subordinated to the repayment of the DB Line.

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

As of June 30, 2013 and 2012, the Company had drawn $4,000 and $0, respectively from the New $25,000 Line of Credit.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”). The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest. On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782, on the terms set forth in section (d) below. The 8% Note is subordinated in repayment and security to the DB Line and the New $25,000 Line of Credit, provides for an interest rate to 8% (as opposed to the 9% interest rate in the $20,000 Line of Credit Note), and matures on March 11, 2016 (as opposed to the June 29, 2013 maturity date for the $20,000 Line of Credit Note). The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100,000 in principal amount of the Original Note so exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock in connection with such exchange (the “Common Shares”). The Company recorded compensation expense in the third fiscal quarter of $7,481 related to the shares issued to SIC. In addition, the Exchange Agreement permits the Company to issue up to an additional $29,300 of additional 8% Convertible Secured Notes on the same terms.

The 8% Note is convertible into shares of Common Stock in accordance with the terms of an Exchange Agreement, by and between the Company and SIC, the terms of which are more particularly described in the Section below.

The Exchange Agreement provides for holders of the 8% Notes to have piggyback registration rights for the shares of Common Stock into which the 8% Notes may be converted.

The Company recorded interest expense on the $20,000 Line of Credit Note for the year ended June 30, 2013 and 2012 was $782 and $0, respectively.

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

As of June 30, 2013, the Company had drawn $20,782 on the 8% Notes. The interest expense on the 8% Notes payable for the year ended June 30, 2013 and 2012 was $508.

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

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company's Board must meet the criteria for independence required by The NASDAQ Global Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors.  Although the Company is not listed on The NASDAQ Global Market, the Company intends to comply with these criteria.  Rules 4200 and 4350 of The NASDAQ Global Market require that a majority of our Board qualify as “independent”.

Peter Horan, Michael Meyer, John Miller, Harriet Seitler, and Birame Sock, whose biographical information is included above under the heading “Executive Officers and Directors of Viggle Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market. As of August 1, 2013, Joseph Rascoff became Chief Operating Officer of SFX Entertainment Inc., a company controlled by the Company's Executive Chairman, and is thereafter no longer considered independent for Audit Committee purposes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2013 and June 30, 2012 (fees are stated in dollars):

	2013	2012
Audit-Related Fees(1)	$154,840	$277,750
Tax Fees	12,670	14,300
All Other Fees	—	—
Total	$167,510	$292,050
(1)    For 2013 and 2012, audit fees related to the audits and Form 10-K filings, the quarterly reviews and Form 10-Q filings, the Form S-1 filings and accounting consultation services.

Audit Committee Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

The Audit Committee of the board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company's independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant's independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee, or entered into pursuant to the pre-approval policy. Pre-approval authority may be delegated to one or more members of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 30.

(2) Financial Statement Schedule

Not applicable

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)
10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)
10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)
10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)
10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)

10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
14.1	Code of Business Conduct and Ethics (40)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(3)	Incorporated by reference to the registrant's registration statement on Form S-1 filed on May 25, 2011
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 22, 2011
(5)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 16, 2011
(6)	Incorporated by reference to Exhibit 10.7 to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(7)	Incorporated by reference to Exhibit 10.8 to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(8)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 3, 2011
(9)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 26, 2011
(10)	Incorporated by reference to Exhibit 10.13 to the registrant's Registration Statement on Form S-1/A filed on November 23, 2011
(11)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 29, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant's Current report on Form 8-K filed on December 29, 2011.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 4, 2012
(14)	Incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1/A filed on April 5, 2012
(15)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 9, 2012
(16)	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(17)	Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(18)	Incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012

(19)	Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(20)	Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(21)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 6, 2012
(22)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 14, 2012
(23)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 14, 2012
(24)
Incorporated by reference to Exhibit 13.2 to the registrant's Quarterly Report on Form 10-Q filed on May 12, 2011. An amendment to the agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 5, 2012

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Filed herewith.
(40)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Viggle Inc.

September 17, 2013	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Viggle Inc.

September 17, 2013	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	September 17, 2013
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ MITCHELL J. NELSON	September 17, 2013
Mitchell J. Nelson, Executive Vice President, General Counsel and Secretary

By:	/s/ JOHN C. SMALL	September 17, 2013
John C. Small Chief Financial Officer (Principal Accounting Officer)

By:	/s/ MICHAEL MEYER	September 17, 2013
Michael Meyer, Director

By:	/s/ PETER HORAN	September 17, 2013
Peter Horan, Director

By:	/s/ JOHN MILLER	September 17, 2013
John Miller, Director

By:	/s/ JOSEPH F. RASCOFF	September 17, 2013
Joseph F. Rascoff, Director

By:	/s/ HARRIET SEITLER	September 17, 2013
Harriet Seitler, Director

By:	/s/ BIRAME SOCK	September 17, 2013
Birame Sock, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)
10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)
10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)
10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)

10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)
10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
14.1	Code of Business Conduct and Ethics (40)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(3)	Incorporated by reference to the registrant's registration statement on Form S-1 filed on May 25, 2011
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on February 22, 2011
(5)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 16, 2011
(6)	Incorporated by reference to Exhibit 10.7 to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(7)	Incorporated by reference to Exhibit 10.8 to the registrant's registration statement on Form S-1/A filed on October 7, 2011
(8)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 3, 2011
(9)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 26, 2011
(10)	Incorporated by reference to Exhibit 10.13 to the registrant's Registration Statement on Form S-1/A filed on November 23, 2011
(11)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 29, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant's Current report on Form 8-K filed on December 29, 2011.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 4, 2012
(14)	Incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1/A filed on April 5, 2012
(15)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 9, 2012
(16)	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(17)	Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012

(18)	Incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(19)	Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(20)	Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 8-K filed on May 15, 2012
(21)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 6, 2012
(22)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 14, 2012
(23)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 14, 2012
(24)
Incorporated by reference to Exhibit 13.2 to the registrant's Quarterly Report on Form 10-Q filed on May 12, 2011. An amendment to the agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 5, 2012

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Filed herewith.
(40)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011