Form 10-Q
period 2013-09-30
Viggle Inc.
filed 2013-11-12
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 75,002,298 shares of the registrant's common stock outstanding.

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

As used in this report:

•	"Viggle" refers to Viggle Inc., a Delaware corporation (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Viggle and its subsidiaries, individually, or in any combination

•	"Fiscal 2014" refers to our current fiscal year, July 1, 2013 to June 30, 2014

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,792	$1,359
Accounts receivable, net	2,239	2,802
Prepaid expenses	879	915
Other receivables	329	236
Total current assets	5,239	5,312
Restricted cash	696	696
Property & equipment, net	2,753	2,815
Intangible assets, net	4,367	4,942
Goodwill	2,953	2,953
Other assets	56	57
Total assets	$16,064	$16,775
Liabilities, convertible redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,874	$5,622
Reward points payable	8,837	7,936
Common stock warrant liability	283	443
Guarantee liability	—	—
Deferred revenue	—	237
Current portion of loan payable	10,000	10,000
Total current liabilities	23,994	24,238
Loans payable, less current portion	11,000	24,782
Fair value of derivative embedded within convertible debt	—	3,870
Other long-term liabilities	1,275	1,263
Total liabilities	36,269	54,153
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding 33,320 shares as of September 30, 2013	36,837	—
Commitments and contingencies
Stockholders' deficit:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding 21,364 shares as of September 30, 2013	3,916	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 75,202,298 shares as of September 30, 2013 and 91,124,452 shares as of June 30, 2013	75	91
Additional paid-in-capital	198,214	186,477
Treasury stock, 15,922,154 shares as of September 30, 2013	(10,986)	—
Due from executive officer	(3,595)	(3,561)
Accumulated deficit	(244,666)	(220,385)
Total stockholders' deficit	(57,042)	(37,378)
Total liabilities, convertible redeemable preferred stock and stockholders' deficit	$16,064	$16,775

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Revenues	$4,338	$2,052
Cost of watchpoints and engagement points	(2,579)	(2,228)
Selling, general and administrative expenses	(25,334)	(21,700)
Operating loss	(23,575)	(21,876)

Other income (expense):
Other income, net	84	2,491
Interest expense, net	(768)	(83)
Total other (expense) income	(684)	2,408

Net loss before provision for income taxes	(24,259)	(19,468)

Income tax expense	(22)	—

Net loss	$(24,281)	$(19,468)

Net loss per common share - basic and diluted	$(0.27)	$(0.25)

Weighted average common shares outstanding - basic and diluted	88,701,516	76,470,041

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2012	$76	$—	$135,019	$—	$(3,426)	$(128,982)	$2,687
Net loss						(91,403)	(91,403)
Compensation charge for fair value of common stock and warrants issued in connection with convertible debt offering	13		18,027		—	—	18,040
Compensation charge for fair value of stock issued for services	—		70		—	—	70
Compensation charge for warrants issued in connection with borrowing on line of credit			1,533				1,533
Shares issued in connection with the Loyalize guarantee	1		1,464				1,465
Interest income on notes receivable from shareholders			(2)		—	—	(2)
Interest income on note receivable from Executive Officer			—		(135)	—	(135)
Employee stock options-share based compensation			12,089				12,089
Restricted stock-share based compensation	1		18,200				18,201
Notes receivable from shareholders			77				77
Balance June 30, 2013	$91	$—	$186,477	$—	$(3,561)	$(220,385)	$(37,378)
Net loss						(24,281)	(24,281)
Compensation charge for warrants issued in connection with borrowing on line of credit			2,870				2,870
Issuance of preferred stock in exchange for $20M 8% Note and common shares	(8)	2,793	2,588	(5,736)			(363)
Issuance of preferred stock in exchange for common shares and warrants	(3)	1,123	(14,047)	(1,800)			(14,727)
Rescission of common shares in exchange for warrants	(5)		3,455	(3,450)			—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants			6,259				6,259
Extinguishment of embedded derivative within convertible debt			3,854				3,854
Extinguishment of a portion of common stock warrant liability			92				92
Interest income on note receivable from Executive Officer					(34)		(34)
Interest income on note receivable from shareholders			(1)				(1)
Employee stock options - share based compensation			1,904				1,904
Restricted stock - share based compensation			4,763				4,763
Balance September 30, 2013	$75	$3,916	$198,214	$(10,986)	$(3,595)	$(244,666)	$(57,042)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Operating activities:
Net loss	$(24,281)	$(19,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	4,763	5,618
Employee stock options - share based compensation	1,904	6,221
Stock compensation expense in connection with line of credit borrowing	2,870	—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	6,259	—
Decrease in fair value of convertible debt embedded derivative	(16)	—
Decrease in fair value of common stock warrants	(68)	(3,102)
Depreciation and amortization	962	933
Increase in fair value of Loyalize guarantee	—	611
Interest income on notes receivable from shareholders and officer	(35)	(34)
Changes in operating assets and liabilities:
Accounts receivable	563	(598)
Other receivables	(93)	918
Prepaid expenses	36	648
Other assets	1	—
Deferred revenue	(237)	(151)
Accounts payable and accrued expenses	217	(510)
Reward points liability	901	620
Other liabilities	12	14
Net cash used in operating activities	(6,242)	(8,280)
Investing activities:
Purchase of Property and Equipment	(90)	(453)
Capitalized software costs	(235)	(69)
Net cash used in investing activities	(325)	(522)
Financing activities:
Proceeds from loans	7,000
Loan from Executive Officer	—	6,500
Notes receivable shareholders	—	77
Net cash provided by financing activities	7,000	6,577
Net increase (decrease) in cash	433	(2,225)
Cash at Beginning of Period	1,359	2,963
Cash at End of Period	$1,792	$738

Supplemental cash flow information:
Cash paid during the period for interest	$108	$28

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
3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposit that were required as collateral under the lease of office space.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 was $75.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended September 30, 2013 and September 30, 2012 were not significant.

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

There were no impairments of long-lived assets during the three months ended September 30, 2013.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $3,354 and $3,119 as of September 30, 2013 and June 30, 2013, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

Advertising Revenue:  the Company generates advertising revenue primarily from display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM basis, and completed engagements on a cost per engagement, or CPE basis.  Advertising campaigns typically range from 1 to 12 months, and advertisers generally pay the Company based on a minimum of delivered impressions or the satisfaction of other criteria, such as click-throughs.

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

The Company recognized barter revenue and barter expense for the three months ended September 30, 2013 of $1,385. The Company did not recognize any barter revenue or barter expense for the three months ended September 30, 2012.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2013 and September 30, 2012 was $1,958 and $1,674, respectively.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU No 2013-11"). ASU No. 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

4.  Property and Equipment

Property and Equipment consists of the following:

	September 30, 2013	June 30, 2013

Leasehold Improvements	$2,254	$2,254
Furniture and Fixtures	550	550
Computer Equipment	826	738
Software	102	100
Total	3,732	3,642
Accumulated Depreciation and Amortization	(979)	(827)
Property and Equipment, net	$2,753	$2,815

Depreciation and amortization charged to selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 amounted to $152 and $147, respectively.

5.  Intangible Assets

		September 30, 2013			June 30, 2013
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Intellectual Property	36 months	$4,209	$(2,805)	$1,404	$4,209	$(2,456)	$1,753
Acquired Capitalized Software	36 months	2,350	(1,306)	1,044	2,350	(1,110)	1,240
Internally Generated Capitalized Software	36 months	3,354	(1,445)	1,909	3,119	(1,190)	1,929
Intellectual Property	24 months	80	(70)	10	80	(60)	20

Total		$9,993	$(5,626)	$4,367	$9,758	$(4,816)	$4,942

Amortization of intangible assets included in selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 amounted to $810 and $786, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,

2014	$2,487
2015	1,678
2016	178
2017	24

6. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	September 30, 2013	June 30, 2013

Term Loan Agreement ("DB Line")	12/16/13	$10,000	$10,000	$10,000
Loan payable, current portion			10,000	10,000

New $25,000 Line of Credit	02/11/15	25,000	$11,000	$4,000
Secured Convertible 8% Notes		50,082	—	20,782
Long term debt			$11,000	$24,782

Debt Restructuring

On September 16, 2013, the Company, SIC and SIC II entered into a series of transactions to restructure certain of the Company's outstanding debt and equity securities. The impact on each loan is described below, where appropriate.

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

The original maturity date of the DB Line was September 11, 2013. On September 10, 2013, the Company and Deutsche Bank entered into a First Amendment to the DB Line which extended the maturity date from September 11, 2013 to December 16, 2013, unless sooner due as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line.

The Company may make prepayments, in whole or in part, under the DB Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

Repayment of the loan was guaranteed by Mr. Sillerman.  In consideration for the guarantee Mr. Sillerman's designee, SIC II, which is the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 10,000,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

As of September 30, 2013 and June 30, 2013 the Company had drawn $10,000 on the DB Line.  Interest expense on the DB Line for the three months ended September 30, 2013 was $108.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II, an affiliate of Mr. Sillerman provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000. In consideration of the Lender's agreement to provide the Original $25,000 Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. On September 16, 2013, pursuant to a Rescission Agreement (the "Rescission Agreement"), the Company and SIC II agreed to rescind the issuance of the 5,000,000 shares of the Company's common stock. Additionally, on September 16, 2013, the Company issued SIC II warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.69 per share. The warrants are exercisable for a period of five years from the date of issuance. The shares of common stock were held in treasury at September 30, 2013.

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

As of September 30, 2013 and June 30, 2013, the Company had drawn $11,000 and $4,000 from the New $25,000 Line of Credit, respectively. In connection with the draw downs during the three months ended September 30, 2013, the Company issued a total of 7,000 warrants to SIC II and recorded compensation expense of $2,870. Interest expense on the New $25,000 Line of Credit was $165 during the three months ended September 30, 2013.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782. The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100 in principal amount of the Original Note exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock.

On September 16, 2013, in connection with the Rescission Agreement, the Company and SIC agreed to rescind the transactions in the Exchange Agreement. The effect of the transaction was to (a) rescind the issuance of the 8,312,699 shares originally issued to SIC and (b) rescind the exchange of the 8% Note for the Original $20,000 Line of Credit Note. This had the effect of extinguishing the 8% Note and reinstating the Original $20,000 Line of Credit Note. The Original $20,000 Line of Credit Note had accrued and unpaid interest on September 16, 2013 of $1,748. The shares of common stock were held in treasury at September 30, 2013.

On September 16, 2013, SIC agreed to waive, pursuant to a Waiver (the “Waiver”), $1,748 of accrued and unpaid interest on the Original $20,000 Line of Credit Note, which interest accrued from June 29, 2012 through and including September 16, 2013.

Additionally, on September 16, 2013, the Company and SIC entered into an Exchange Agreement (the “Note Exchange Agreement”) pursuant to which the Company issued, in full satisfaction of the Original $20,000 Line of Credit Note, 20,000 shares of Series A Convertible Redeemable Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock. See Note 8, Stockholders Equity, for further description of the Series A and B Convertible Preferred Stock.

Prior to the execution of the Note Exchange Agreement, the 8% Notes could have, at any time at the option of the holder thereof, been converted into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price was subject to "down round" protection, whereby any dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes would receive weighted-average share dilution protection. The Company determined that, due to the nature of the "down round" protection, the conversion feature was an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative was bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative was determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost and included in selling, general and administrative expense in the Consolidated Statements of Operations due to the fact that the 8% Notes were owned 100% by an executive officer of the Company. The embedded derivative was marked to market at June 30, 2013 and September 16, 2013 to a fair value of $3,870 and $3,854, respectively. The Company recorded a gain of $16 to other income, net in the Consolidated Statements of Operations for the quarter ended September 30, 2013. In connection with the Note Exchange Agreement, the embedded derivative no longer existed after September 16, 2013.

Related Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Amended and Restated $25,000 Line of Credit" and "$20,000 Line of Credit Exchange" involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

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

8. Stockholders’ Equity

Common Stock

As of September 30, 2013 and June 30, 2013, there were 300,000,000 shares of authorized common stock and 75,202,298, 91,124,452 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Series A Convertible Redeemable Preferred Stock
Prior to September 16, 2013, the Company had authorized a class of series A preferred shares, but none of those shares were issued or outstanding. On September 16, 2013, the Company eliminated the prior class of series A preferred shares and created a new class of Series A Convertible Redeemable Preferred Stock (the “Series A Convertible Redeemable Preferred Stock”). The Company authorized the issuance of up to 100,000 shares of the Series A Convertible Redeemable Preferred Stock. The designation, powers, preferences and rights of the shares of Series A Convertible Redeemable Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series A Convertible Redeemable Preferred Stock have an initial stated value of $1,000 per share (the "Stated Value").

•
The shares of Series A Convertible Redeemable Preferred Stock are entitled to receive quarterly cumulative dividends at a rate equal to 7% per annum of the Stated Value whenever funds are legally available and when and as declared by the Company's board of directors. If the Company declares a dividend or the distribution of its assets, the holders of Series A Convertible Redeemable Preferred Stock shall be entitled to participate in the distribution to the same extent as if they had converted each share of Series A Convertible Redeemable Preferred Stock held into Company common stock.

•	Each share of Series A Convertible Redeemable Preferred Stock is convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15.

•
The Company may redeem any or all of the outstanding Series A Convertible Redeemable Preferred Stock at any time at the then current Stated Value, subject to a redemption premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date;

and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $1.00 or more per share.

•	The Company is required to redeem the Series A Convertible Redeemable Preferred Stock on the fifth anniversary of its issuance.

•
Upon a change of control of the Company, the holders of Series A Convertible Redeemable Preferred Stock shall be entitled to a change of control premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date.

•	The shares of Series A Convertible Redeemable Preferred Stock are senior in liquidation preference to the shares of Company common stock.

•	The shares of Series A Convertible Redeemable Preferred Stock shall have no voting rights except as required by law.

•
The consent of the holders of 51% of the outstanding shares of Series A Convertible Redeemable Preferred Stock shall be necessary for the Company to: (i) create or issue any Company capital stock (or any securities convertible into any Company capital stock) having rights, preferences or privileges senior to or on parity with the Series A Convertible Redeemable Preferred Stock; or (ii) amend the Series A Convertible Redeemable Preferred Stock.

Series B Convertible Preferred Stock
On September 16, 2013, the Company created 50,000 shares of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The designation, powers, preferences and rights of the shares of Series B Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

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

Exchange Agreement

As described in Note 6, Loans Payable, on September 16, 2013, the Company and SIC entered into an Exchange Agreement pursuant to which the Company issued, in full satisfaction of the Original $20,000 Line of Credit Note, 20,000 shares of Series A Convertible Redeemable Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock.

PIPE Exchanges

In August of 2011 and May of 2012, the Company completed certain private placement offerings (the “PIPE Transactions”) in which the Company issued to certain investors (the “PIPE Investors”) shares of the Company's common stock and warrants to purchase shares of common stock. The Company's Board of Directors approved an exchange (the “PIPE Exchange”) by certain PIPE Investors of the common stock and warrants that they received in the PIPE Transactions for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an exchange agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 2,609,455 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 2,064,000 shares of the Company's common stock at an exercise price of $8 (the “August PIPE Warrants”) and (c) warrants to purchase 545,455 shares of the Company's common stock at $1.25 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Redeemable Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”). The shares of common stock were held in treasury at September 30, 2013.

Carrying Value and Compensation Expense

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock have been recorded in the accompanying consolidated balance sheet at their fair values as of the date of the exchange of September 16, 2013. In addition, in connection with the Exchange Agreement, the Company recorded compensation expense of $6,259 during the period ended September 30, 2013.

Related Approvals

Because the transaction referred to in the foregoing section entitled "PIPE Exchanges" involved Mr. Sillerman, or an affiliate of his, the transaction was subject to certain rules regarding "affiliate" transactions. As such, it was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

9. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2013, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2013	1,869,168	$31.11
Granted	—	—
Vested	(4,167)	12.00
Forfeited and canceled	(25,001)	17.67
Nonvested at September 30, 2013	1,840,000	$30.83

Compensation expense related to restricted stock was $4,763 and $5,618 for the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and June 30, 2013 there was $43,813 and $48,576, respectively, in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for three months ended September 30, 2013:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2013	17,904,728	$1.70
Granted	953,388	0.65
Exercised	—	—
Forfeited and canceled	(844,174)	1.15
Outstanding at September 30, 2013	18,013,942	1.67
Exercisable at September 30, 2013	8,044,592	$1.90

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three months ended September 30, 2013 and 2012 were estimated based on the following weighted average assumptions:

	Three Months Ended September 30,
	2013	2012
Expected volatility	80%	80%
Risk-free interest rate	1.77%	0.99%
Expected dividend yield	—	—
Expected life (in years)	6.20	6.42
Estimated fair value per option granted	$0.45	$0.87

Compensation expense related to stock options of $1,904 and $6,221 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $11,611 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

10.  Income Taxes

For the three months ended September 30, 2013, the Company recorded an income tax provision of $22 to reflect tax amortization of the Company's goodwill.  There was no income tax provision for the three months ended September 30, 2012. At September 30, 2013, the Company had  a Net Operating Loss carryforward of $60,901, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of September 30, 2013 and June 30, 2013.

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

11.  Related Party Transactions

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed promissory notes in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amounts of $3,242.  The note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Interest income recorded on this note for the three months ended September 30, 2013 and September 30, 2012 was $34 and $30, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity of providing legal services, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2013 and 2012, the Company billed Circle $47 and $79, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of September 30, 2013 and June 30, 2013 was $70 and $23, respectively.

The Company also entered into a shared services agreement with SFX, a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three months ended September 30, 2013, the Company billed SFX $131. No amounts were billed to SFX during the three months ended September 30, 2012.  The balance due from SFX as of September 30, 2013 and June 30, 2013 was $87 and $47, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr.. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three months ended September 30, 2013 and 2012, the Company billed Mr. Sillerman $8 and $69, respectively.  The balance due from Mr. Sillerman as of September 30, 2013 and June 30, 2013 was $8 and $0, respectively.

Lines of Credit

See Note 6, Loans Payable, for a description of certain loans which have been provided by related parties.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The Company has certain liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States, as described below.

The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of $8.00 over a term of 3 years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants"). In connection with the PIPE Exchanges described in Note 8, Stockholders' Equity, the exercise price of the Warrants was reset to $1.15 on September 16, 2013. The fair value of the warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. As described in Note 6, Loans Payable, 545,455 warrants were exchanged on September 16, 2013. The remaining 1,163,636 warrants were marked to market as of September 30, 2013 to a fair value of $283. The Company recorded a gain of $68 and $3,102 to other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2013 and September 30, 2012, respectively. The Company's warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which were due to mature on March 11, 2016. The 8% Notes allowed for, at any time at the option of the holder thereof, conversion into shares of the Company's common stock at a conversion price equal to $1.25 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price was subject to "down round" protection, whereby any dilution above 33% required the consent of a majority of holders of the 8% Notes, after which the 8% Notes would receive weighted-average share dilution protection. The Company previously determined that, due to the nature of the "down round" protection, the conversion feature was an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative was bifurcated from the host contract and recorded at its fair value utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The embedded derivative was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost due to the fact that the 8% Notes were owned 100% by an executive officer of the Company. The fair value of the embedded derivative at June 30, 2013 and September 16, 2013 was $3,870 and $3,854, respectively. The Company recorded a gain of $16 to other income, net in the Consolidated Statements of Operations for the quarter ended September 30, 2013. In connection with the Note Exchange Agreement described in Note 6, Loans Payable, the embedded derivative no longer existed after September 16, 2013.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at June 30, 2013	$4,313
Additions to Level 3	—
Unrealized gains for the period included in other income, net	(84)
Extinguishments	(3,946)
Balance at September 30, 2013	$283

13.  Subsequent Events

Additional Borrowings on the New $25,000 Line of Credit

On October 25, 2013, the Company drew $2,000 under the New $25,000 Line of Credit.  Following the October 25, 2013 draw, there is $2,000 available to be drawn under the New $25,000 Line of Credit.

In accordance with the terms of the New $25,000 Line of Credit, the Company issued SIC II, in connection with such draw, warrants to purchase 2,000,000 shares of the Company's Common Stock, par value $0.001 per share.  These warrants shall be exercisable at a price of $1.00 per share and shall expire five (5) years after issuance.

In the second quarter of Fiscal 2014, the Company will record stock-based compensation charges of approximately $637 relating to these warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and in the Company's Annual Report on Form 10-K filed on September 17, 2013. Our historical results of operations reflected in our consolidated financial statements are not necessarily indicative of our future results of operations.

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

The user experience is simple. While watching TV, a user taps the "check in" button, which activates the device's microphone. Viggle collects an audio sample of what the user is watching on television and uses proprietary technology to convert that sample into a digital fingerprint. Within seconds, that proprietary digital fingerprint is matched against a database of reference fingerprints that are collected from at least 170 English and Spanish television channels within the United States. We are able to verify TV check ins across broadcast, cable, online, satellite, time-shifted and on-demand content. The ability to verify check-ins is critical because users are rewarded points for each check in and engagement. Users can redeem the points within the rewards catalog for items that have a monetary value such as gift cards, unique deals and offers, electronics, sweepstakes, charitable donations, and Viggle-branded merchandise. Once a user has "checked in" to a show, the App provides a set of optional games, tools, and information to enhance the TV experience.

Viggle points can be earned through five different activities: WatchPoints (1 point for every minute a user is checked in on Viggle), Bonus Points (added points for watching promoted shows), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for watching a series of shows), and Advertising Points (revenue we share with our customers in the form of points).

Since our launch on January 25, 2012, and through September 30, 2013, 3,513,966 users have registered for Viggle, of which we have deactivated 200,224 for a total of 3,313,742 registered users. For the three months ended September 30, 2013, we have accumulated an average of 474,796 monthly active users. Monthly active users are computed by determining those users that have logged in to the Viggle app at any time during the month. As of September 30, 2013, our members have checked in to 316,278,965 TV programs and spent an average of approximately 67 minutes of active time within the Viggle App per session. Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 2,418,222 rewards.

Our rewards catalog consists primarily of gift cards for consumer goods in amounts ranging from $10.00 to $25.00.   There are other rewards, primarily physical products, that can be earned for significantly more reward points, and offers that deliver meaningful discounts to our users for fewer points.   For example, a $10.00 Starbucks gift card can be earned for 25,000 points, a $25.00 Best Buy Gift card can be earned for 62,500 points, a Kindle Fire for 482,500 points, and an offer of 20% off a purchase at Fanatics.com for 3,000 points.    From time to time, we may change the rewards offered and the number of points required to earn any given reward.  For the 2,418,222 reward redemptions through September 30, 2013, the average number of points used per redemption has been approximately 12,400 points and the total retail value to consumers was approximately $15.4 million.

It is not possible to earn points on the Viggle App without registering. In order to avoid double-counting and limit the instances of fraud, the App is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day, and users are not able to share or combine points with different users or devices. While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions.

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

The back-end technology for the App has been designed to accommodate the significant numbers of simultaneous check ins required to support prime time television audiences. This back-end technology is currently operational and we have the capacity to support simultaneous check ins around major television events such as the Super Bowl. In addition to our own dedicated co-location facilities on the east and west coasts, we are using third-party cloud computing services from Amazon Web Services to help us scale our technical capacity as efficiently as possible.

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

Target Consumers
While most people watch television, we are targeting male and female consumers between the ages of 18 to 49.  This target audience was selected due to the amount of TV they consume on a weekly basis, as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while viewing television. To build our user base, we will target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

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

While there are a variety of companies currently in the market that offer either manual check in or audio verification, we believe our App differs significantly because we offer users real, as opposed to virtual, rewards such as movie tickets, music cards and gift cards, and we drive our customers to engage and interact with TV shows for longer periods of time.  We offer a comprehensive range of features and functionality, such as automatic check ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that reward our users for being more loyal to their TV shows and provide our users with, we believe, more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the App with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer the user a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

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

Going Concern

Our Consolidated Financial Statements as of June 30, 2013, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations

Results for the three months ended September 30, 2013 and 2012 (amounts in thousands)

	Three Months Ended September 30,
	2013	2012	Variance
Revenues	$4,338	$2,052	$2,286
Cost of watchpoints and engagement points	(2,579)	(2,228)	(351)
Selling, general and administrative expenses	(25,334)	(21,700)	(3,634)
Operating loss	(23,575)	(21,876)	(1,699)
Other income (expense):
Other income, net	84	2,491	(2,407)
Interest expense, net	(768)	(83)	(685)
Total other (expense) income	(684)	2,408	(3,092)
Net loss before provision for income taxes	(24,259)	(19,468)	(4,791)
Income tax expense	(22)	—	(22)
Net loss	$(24,281)	$(19,468)	$(4,813)

Consolidated Operating Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 (amounts in thousands)

Revenues

Revenue in the three months ended September 30, 2013 was $4.3 million, an increase of $2.3 million from the three months ended September 30, 2012. The increase was primarily from increased brand advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended September 30, 2013 was $2.6 million, an increase of $0.4 million from the three months ended September 30, 2012. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase is primarily due to the increase in the number of registered users on the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.3 million for the three months ended September 30, 2013, an increase of $3.6 million from the three months ended September 30, 2012. The increase was due to increases in stock based compensation of $4.0 million, marketing costs of $0.3 million and technology related costs of $0.3 million, partially offset by a decrease in professional fees of $1.0 million.

Other Income, Net

Other income, net was $0.1 million for the three months ended September 30, 2013, a decrease of $2.4 million from the three months ended September 30, 2012. Other income, net for the three months ended September 30, 2012 included a gain related to the valuation of the common stock warrant payable of $3.1 million, partially offset by an increase in the Loyalize guarantee liability of $0.6 million.

Interest Expense, Net

Interest expense, net was $0.8 million for the three months ended September 30, 2013, an increase of $0.7 million from the three months ended September 30, 2012. The increase was due to higher levels of debt during the three months ended September 30, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At September 30, 2013 and June 30, 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended September 30, 2013, the Company recorded an income tax provision of $0.02 million to reflect tax amortization of the Company's goodwill.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA
The Company provides a non-GAAP measure for adjusted rewards costs as an alternative view of the Company's cost of providing rewards to its users. The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of watchpoints and engagement points and in selling, general and administrative expenses. Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, that a useful financial measure for investors is to provide to them the amount of cash the Company has actually paid to provide rewards to its users. The Company also presents Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation and adjustment to rewards costs. The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of operating income prepared in accordance with generally accepted accounting principles in the United States (GAAP). Management believes these non-GAAP measures enhance investors' understanding of the Company's financial performance. Since adjusted reward costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows.

Reconciliation of rewards cost to adjusted rewards cost and selling, general and administrative expenses to adjusted selling, general and administrative expenses (amounts in thousands)
	Three months ended September 30, 2013	Three months ended September 30, 2012
Cost of watchpoints and engagement points as reported	$(2,579)	$(2,228)
Adjustment to cost of watchpoints and engagement points	855	393
Adjusted cost of watchpoints and engagement points	(1,724)	(1,835)

Selling, general and administrative expenses as reported	(25,334)	(21,700)
Adjustment to selling, general and administrative expenses	46	227
Adjusted selling, general and administrative expenses	$(25,288)	$(21,473)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended September 30, 2013	Three months ended September 30, 2012
Operating loss as reported	$(23,575)	$(21,876)
Add:
Stock compensation costs	15,796	11,839
Adjustment to cost of watchpoints and engagement points	855	393
Adjustment to selling, general and administrative expenses	46	227
Depreciation and amortization costs	962	933
Adjusted EBITDA *	$(5,916)	$(8,484)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At September 30, 2013 and June 30, 2013, we had cash balances of $1.8 million and $1.4 million, respectively.

Available Line of Credit

On February 11, 2013, SIC II provided an additional line of credit to the Company of up to $25,000 (See Notes to Consolidated Financial Statements Note 6), which was exchanged for a New $25,000 Line of Credit Note on March 11, 2013. As of September 30, 2013, the Company had $4.0 million of funds available under the line of credit.

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

The Company's 12-Month Plan for its Business (amounts in thousands)

The Company has projected the plan for its business for the next 12 months, which is subject to change resulting from both internal and external circumstances.   The Company's 12-month plan has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis.  The Company's 12-month plan is based on assumptions and is subject to risks and uncertainties.  Our 12-month plan represents our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth will be successful. If implemented, actual results may vary significantly from the plan described in this Quarterly Report. We do not warrant or guarantee the foregoing.

The Company's current plan will require capital of approximately $21 million over the next 12-month period to cover the fixed expenses and capital needs of the Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the filing of this Quarterly Report on Form 10-Q, the Company has up to $2.0 million available to draw on its credit line to fund its operations (see Note 6 Loans Payable in the Notes to the Consolidated Financial Statements). In order to meet its capital requirements for the next 12 months, the Company anticipates it will need approximately $19 million in new capital (in excess of the cash currently held by the Company and amounts currently available to draw under its credit line). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards.  As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards.  During the first quarter of Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App.  It may be challenging to grow revenue as the Company faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the three months ended September 30, 2013 (amounts in thousands)

	Three Months Ended September 30,
	2013	2012

Net cash used by operating activities	$(6,242)	$(8,280)
Net cash used in investing activities	$(325)	$(522)
Net cash provided by financing activities	$7,000	$6,577

Operating Activities

In the three months ended September 30, 2013, net cash used in operating activities was $6.2 million, including our net loss of $24.3 million, non cash, stock based compensation charges of $15.8 million and depreciation and amortization of $1.0 million. In addition, net cash inflows from changes in operating assets and liabilities was $1.4 million, primarily as a result from an increase in the reward points liability of $0.9 million (as a result of increased users on the Viggle App) and a decrease in accounts receivable of $0.6 million (as a result of timing of payments received from customers).

In the three months ended September 30, 2012 net cash used in operating activities was $8.3 million, including our net loss of $19.5 million and non cash charges of $9.3 million and depreciation and amortization of $0.9 million. In addition, net cash inflows from changes in operating assets and liabilities was $0.9 million, primarily as a result from increases in the reward points liability of $0.6 million and accounts receivable of $0.6 million, and decreases in other receivables of $0.9 million, prepaid expenses of $0.6 million, and accounts payable and accrued liabilities of $0.5 million.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2013 was $0.3 million consisting of investments in internally capital expenditures for computer related equipment.

Cash used in investing activities in the three months ended September 30, 2012 was $0.5 million consisting of additions for leasehold improvements, furniture and fixtures and computer equipment.

Financing Activities

Cash provided by financing activities in the three months ended September 30, 2013 of $7.0 million consisted of borrowings on our New $25 million Line of Credit. Such amount was utilized to fund working capital requirements and for general operating purposes.

Cash provided by financing activities in the three months ended September 30, 2012 of $6.6 million consisted of borrowings on a grid promissory note. Such amount was utilized to fund working capital requirements and for general operating purposes.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, watchpoints and engagement points, stock-based compensation, the valuation of goodwill and intangible assets, internal-use software, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

During the three months ended September 30, 2013, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU No 2013-11"). ASU No. 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We do not expect that adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report (amounts in thousands, except share data).

We have a history of losses, expect future loses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $96,511 and $91,333 for the fiscal years ended June 30, 2012 and June 30, 2013, respectively. We have an accumulated deficit of approximately $239,000 as of September 30, 2013 and $220,000 as of June 30, 2013. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained in our annual report on Form 10-K for the fiscal year ended June 30, 2013 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2013, had deficiencies in working capital. We are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

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

We distribute our products on Apple's iOS and Google's Android platforms, and if we are unable to maintain a good relationship with each of Apple and Google or if the Apple App Store or the Google Play Store were unavailable for any prolonged period of time, our business will suffer.

We distribute our products on Apple’s iOS and Google’s Android platforms. We believe that we have maintained a good relationship with both Apple and Google, but any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline. We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. Any change in to these standard terms and conditions, or in Apple's or Google's interpretation of these standard terms and conditions, could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our applications on its storefront, it would materially harm our business and likely cause our stock price to significantly decline. We also rely on the continued function of the Apple App Store and the Google Play Store, as we distribute our products exclusively through these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time. In the event that either the Apple App Store or the Google Play Store is unavailable for a prolonged period of time, it would have a material adverse effect on our revenues and operating results.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We have financed our operations, and we expect to continue to finance our operations and acquisitions and to develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common stock. The holders of any debt securities or instruments we may issue would likely have rights superior to the rights of our common stockholders.

Since we are controlled by our current insiders and their affiliates, you and our other non-management stockholders will be unable to affect the outcome in matters requiring stockholder approval.

As of November 8, 2013, approximately 52,088,000 shares of our common stock, not including warrants, options, or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 69.4% of the total voting power, with Mr. Sillerman directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We rely on key members of management, and the loss of their services could adversely affect our success and development.

Our success depends on the expertise and continued service of Mr. Sillerman and certain other key executives and technical personnel. These individuals are a significant factor in our growth and ability to meet our business objectives. In particular, our success is highly dependent upon the efforts of our executive officers and our directors, particularly Mr. Sillerman. It may be difficult to find a sufficiently qualified individual to replace Mr. Sillerman or other key executives in the event of death, disability or resignation, resulting in our being unable to satisfactorily execute our business. The loss of one or more of our executive officers and directors could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor’s investment.

Compensation may be paid to our executive officers, directors and employees regardless of our profitability, which may limit our ability to finance our business and adversely affect our business.

Mr. Sillerman and other executive officers are receiving compensation, and other current and future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Sillerman or any other senior executive in the future will be determined from time to time by our Board of Directors or our Compensation Committee. Such obligations may negatively affect our cash flow and our ability to finance our business, which could cause our business to fail.

Some of our executive officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in the section entitled “Certain Relationships and Related Transactions” in this prospectus. In addition, our newest director, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.

Our business and growth may suffer if we are unable to attract and retain key officers or employees.

Our ability to expand operations to accommodate our anticipated growth will depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel.  However, competition for these types of employees is intense due to the limited number of qualified professionals.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  No assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

We are uncertain of our ability to manage our growth.

Our ability to grow our business is dependent upon a number of factors, including our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide such new products and services as our customers may require in the future, and our ability to adapt our own systems to accommodate expanded operations.

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

Additionally, new competitors may be able to launch new businesses at relatively low cost.  Either existing or new competitors may develop new technologies, and our existing and potential advertisers may shift their advertising expenditures to these new technologies. We cannot be sure that we will be able to successfully execute our business in the face of such competition.

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

While we believe that a viable market exists for our products, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully below in the section entitled “The Company's 12-Month Plan for its Business.”  In addition, as we grow our number of monthly active users, our rewards costs will increase.  We will need to increase our revenue per monthly active user in order to cover our rewards costs and to become profitable; there is no guarantee that we will be able to do so. Additionally, there is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business and operations.  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products, or an increase in response time, could result in a loss of potential customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, our products and services could be less attractive to our users and our business would be materially harmed.

If we fail to detect fraud, including click fraud, other invalid clicks on ads, or improper engagements, we could lose the confidence of our current and potential advertiser clients, incur additional costs, or both, which would cause our business to suffer.

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through September 30, 2013, we have invalidated 200,224 accounts for suspicious activity of a total of 3,513,966 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2013, we had total debt outstanding of approximately $21,000. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been volatile. Any future market price for our shares is likely to continue to be volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. We cannot predict the effect that the public offering of our common stock we are undertaking concurrently with the filing of this registration statement will have on the volume or trading price of our common stock. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.

A limited public trading market may cause volatility in the price of our common stock.

Our common stock is quoted on the OTCQB marketplace and trades under the symbol “VGGL.”. The quotation of our common stock on the OTCQB marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Also there are large blocks of restricted stock that have met the holding requirements under Rule 144 that can be unrestricted and sold. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be sustained in the future. The effect on the OTCQB marketplace of any proposed changes cannot be determined at this time. The OTCQB marketplace is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTCQB marketplace are not listed in the financial sections of newspapers. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the technologies industries generally; and

•	general economic and other national conditions.

Exercise of stock options and warrants and conversion of preferred stock will dilute your percentage of ownership and could cause our stock price to fall.

As of September 30, 2013, we have outstanding stock options and warrants to purchase 24,433,578 shares of common stock, unvested restricted stock units for 1,840,000 shares of common stock, 33,320 shares of Series A Convertible Preferred Stock that would be convertible into 28,973,913 shares of common stock, and 21,364.2 shares of Series B Convertible Preferred Stock that would be convertible into 18,577,565 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 10,146,058 shares of common stock under our 2011 Executive Incentive Plan, and in the future, we may increase the number of shares available for issuance under that plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

Since we do not intend to declare dividends for the foreseeable future, and we may never pay dividends, you may not realize a return on your investment unless the price of our common stock appreciates and you sell your shares.

We will not distribute cash to our stockholders unless and until we can develop sufficient funds from operations to meet our ongoing needs and execute our business. The timeframe for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

You will experience substantial dilution as a result of our future financing and other activities.

As we raise funds to meet our cash needs, you will incur substantial dilution. The issuance of additional options to employees for recruitment and retention purposes will result in additional dilution. In addition, in the past, we have issued preferred stock, stock options, warrants and convertible notes to acquire shares of our common stock, both in connection with our financing activities and in connection with financing activities and in connection with recruiting and retaining employees. To the extent these securities are ultimately converted or exercised, you will sustain further dilution. We may also acquire other businesses and technologies or finance strategic alliances by issuing equity, which may result in additional dilution to our stockholders.

ITEM 2. Unregistered Sale of Equity and Use of Proceeds (amounts in thousands, except for share information )
On September 16, 2013, the Company, Sillerman Investment Company LLC (“SIC”) and Sillerman Investment Company II LLC (“SIC II”) entered into a series of transactions to restructure certain of the Company's outstanding debt and equity securities. The transactions are designed to reduce the Company's outstanding debt and aid the Company in future capital raising efforts. There was no underwriter involved in any of these transactions. As a consequence of these transactions, the Company issued a total of 33,320 shares of its Series A Convertible Redeemable Preferred Stock to SIC, 21,364.2 shares of its Series B Convertible Preferred Stock to SIC, and warrants to purchase 5,000,000 shares of the Company's common stock at $0.69 per share to SIC II. The Company received no cash proceeds from these transactions. These transactions are more particularly described in Note 6, "Loans Payable" and Note 8, "Stockholders' Equity (Deficit)" to the Consolidated Financial Statements of the Company for the quarter ended September 30, 2013 included in this Quarterly Report on Form 10-Q. In addition, all of the securities issued in the following transactions were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not have any plan or program to purchase any equity securities during the quarter. However, the Company has described in the chart below the transactions referred to above in this Item 2. The Company did not pay any cash for any of the transactions described below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
July 2013	-	-	-	-
August 2013	-	-	-	-
September 2013	15,922,154(1)(2)	(1)(3)	-	-

(1)    The Company did not receive or pay any cash for the transactions described in this chart. These transactions are more particularly described in Note 6, "Loans Payable" and Note 8, "Stockholders' Equity (Deficit)" to the Consolidated Financial Statements of the Company for the quarter ended September 30, 2013 included in this Quarterly Report on Form 10-Q. Defined terms in the footnotes to this chart have the meanings ascribed to those terms in such Notes.
(2)     This includes: (a) the 8,312,699 shares that were rescinded pursuant to the Rescission Agreement that were previously issued to SIC, (b) the 5,000,000 shares that were rescinded pursuant to the Rescission Agreement that were previously issued to SIC II, and (c) the 2,609,455 shares that were exchanged pursuant to the PIPE Exchange Agreement.
(3)    Pursuant to the Rescission Agreement, the Company rescinded the issuance of the 8,312,699 shares of its common stock. In addition to the rescission of such shares, the Rescission Agreement also provided that the exchange of the Original $20,000

Line of Credit Note for the 8% Note was rescinded, resulting in the reinstatement of the Original $20,000 Line of Credit Note. In addition, pursuant to the Rescission Agreement, the Company and SIC II agreed to rescind the issuance of the 5,000,000 shares that were previously issued to SIC II. The Company also issued to SIC II warrants to purchase 5,000,000 shares of common stock at $0.69 per share. As part of the PIPE Exchange, the Company and SIC entered into an Exchange Agreement pursuant to which SIC agreed to exchange: (a) 2,609,455 shares of the Company's common stock, (b) warrants to purchase 2,064,000 shares of the Company's common stock at an exercise price of $8 and (c) warrants to purchase 545,455 shares of the Company's common stock at $1.25 that it had received in previous PIPE Transactions for: (i) 13,320 shares of Series A Convertible Redeemable Preferred Stock and (ii) 6,127.2 shares of Series B Convertible Preferred Stock.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Elimination (2)
3.3	Certificate of Designations of the Series A Convertible Preferred Stock (3)
3.4	Certificate of Designations of the Series B Convertible Preferred Stock (4)
3.5	By-Laws (5)
10.36	Rescission Agreement dated as of September 16, 2013 (6)
10.37	Waiver, dated as of September 16, 2013 (7)
10.41	Exchange Agreement, dated as of September 16, 2013 (8)
10.42	Warrant (9)
10.43	PIPE Exchange Agreement (10)
14.1	Code of Business Conduct and Ethics (11)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 10.38 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(3)	Incorporated by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(4)	Incorporated by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(5)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(6)	Incorporated by reference to Exhibit 10.36 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(7)	Incorporated by reference to Exhibit 10.37 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(8)	Incorporated by reference to Exhibit 10.41 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(9)	Incorporated by reference to Exhibit 10.42 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(10)	Incorporated by reference to Exhibit 10.43 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(11)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

November 12, 2013	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2013	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)