Form 10-Q
period 2013-12-31
Viggle Inc.
filed 2014-02-10
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, there were 117,893,325 shares of the registrant's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,132	$1,359
Accounts receivable, net	5,277	2,802
Prepaid expenses	1,086	915
Other receivables	124	236
Total current assets	7,619	5,312
Restricted cash	696	696
Property & equipment, net	2,767	2,815
Intangible assets, net	21,606	4,942
Goodwill	27,789	2,953
Other assets	153	57
Total assets	$60,630	$16,775
Liabilities, convertible redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$14,946	$5,622
Reward points payable	7,535	7,936
Common stock warrant liability	176	443
Deferred revenue	—	237
Current portion of loan payable	30,000	10,000
Total current liabilities	52,657	24,238
Loans payable, less current portion	—	24,782
Fair value of derivative embedded within convertible debt	—	3,870
Other long-term liabilities	1,285	1,263
Total liabilities	53,942	54,153
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding 34,275 shares as of December 31, 2013	37,717	—
Commitments and contingencies
Stockholders' deficit:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding 21,803.5 shares as of December 31, 2013	3,997	—
Common stock, $0.001 par value: authorized 300,000,000 shares, outstanding 117,943,325 shares as of December 31, 2013 and 91,124,452 shares as of June 30, 2013	118	91
Additional paid-in-capital	237,746	186,477
Treasury stock, 16,463,154 shares as of December 31, 2013	(11,189)	—
Due from executive officer	(3,629)	(3,561)
Accumulated deficit	(258,072)	(220,385)
Total stockholders' deficit	(31,029)	(37,378)
Total liabilities, convertible redeemable preferred stock and stockholders' deficit	$60,630	$16,775

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Revenues	$5,032	$3,875	$9,371	$5,927
Cost of watchpoints and engagement points	(82)	(1,571)	(2,657)	(3,800)
Selling, general and administrative expenses	(17,569)	(15,143)	(42,906)	(36,842)
Operating loss	(12,619)	(12,839)	(36,192)	(34,715)

Other income (expense):
Other income, net	807	689	892	3,181
Interest expense, net	(1,572)	(236)	(2,341)	(319)
Total other (expense) income	(765)	453	(1,449)	2,862

Net loss before provision for income taxes	(13,384)	(12,386)	(37,641)	(31,853)

Income tax expense	(22)	(44)	(46)	(44)

Net loss	(13,406)	(12,430)	(37,687)	(31,897)

Accretion of Series A Convertible Redeemable Preferred Stock	176	—	176	—

Net loss attributable to common stockholders	$(13,230)	$(12,430)	$(37,511)	$(31,897)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.16)	$(0.16)	$(0.44)	$(0.42)

Weighted average common shares outstanding - basic and diluted	82,001,712	76,470,041	85,178,547	76,470,041

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2013	$91	$—	$186,477	$—	$(3,561)	$(220,385)	$(37,378)
Net loss						(37,687)	(37,687)
Compensation charge for warrants issued in connection with borrowings on line of credit			3,810				3,810
Issuance of preferred stock in exchange for $20M 8% Note and common shares	(8)	2,793	2,588	(5,736)			(363)
Issuance of preferred stock in exchange for common shares and warrants	(3)	1,204	(13,840)	(1,905)			(14,544)
Rescission of common shares in exchange for warrants	(5)		3,455	(3,450)			—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants			6,259				6,259
Extinguishment of embedded derivative within convertible debt			3,854				3,854
Extinguishment of a portion of common stock warrant liability			92				92
Common shares issued for Wetpaint acquisition	43		31,511				31,554
Purchase of common shares from former officer				(98)			(98)
Interest income on note receivable from Executive Officer					(68)		(68)
Interest income on note receivable from shareholders			(1)				(1)
Accretion of Series A Convertible Redeemable Preferred Stock			176				176
Employee stock options - share based compensation			3,751				3,751
Restricted stock - share based compensation			9,614				9,614
Balance December 31, 2013	$118	$3,997	$237,746	$(11,189)	$(3,629)	$(258,072)	$(31,029)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Operating activities:
Net loss	$(37,687)	$(31,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	9,614	8,508
Employee stock options - share based compensation	3,751	8,267
Stock compensation expense in connection with line of credit borrowing	3,810	—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	6,259	—
Interest expense related to November 25, 2013 PIPE Exchange	1,231
Decrease in fair value of convertible debt embedded derivative	(16)	—
Decrease in fair value of common stock warrants	(267)	(3,683)
Depreciation and amortization	2,064	1,870
Increase in fair value of Loyalize guarantee	—	502
Interest income on notes receivable from shareholders and officer	(69)	(70)
Changes in operating assets and liabilities:
Accounts receivable	(1,797)	(1,993)
Other receivables	112	960
Prepaid expenses	(47)	272
Other assets	(96)	—
Deferred revenue	(237)	(402)
Accounts payable and accrued expenses	(1,115)	1,715
Reward points liability	(401)	1,135
Other liabilities	22	70
Net cash used in operating activities	(14,869)	(14,746)
Investing activities:
Acquisition of Wetpaint, net of cash acquired	(647)	—
Purchase of Property and Equipment	(178)	(487)
Capitalized software costs	(435)	(69)
Net cash used in investing activities	(1,260)	(556)
Financing activities:
Proceeds from loans, net	16,000	—
Purchase of common shares from former officer	(98)	—
Loan from Executive Officer	—	12,500
Notes receivable shareholders	—	77
Net cash provided by financing activities	15,902	12,577
Net increase (decrease) in cash	(227)	(2,725)
Cash at Beginning of Period	1,359	2,963
Cash at End of Period	$1,132	$238

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

Supplemental cash flow information:
Cash paid during the period for interest	$124	$—
Non-cash investing activities:
Common stock and restricted stock units issued for Wetpaint acquisition	$31,554	$—
Contingent consideration related to Wetpaint acquisition	$6,100	$—
Liability for remaining cash consideration related to Wetpaint acquisition	$3,367	$—
Non-cash financing activities:
Exchange of Original $20 million Line of Credit Note for preferred stock	$20,000	$—
Waiver of interest on Original $20 million Line of Credit Note	$1,748	$—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc.

The consolidated financial statements include the accounts of Viggle Inc., and its wholly-owned subsidiaries.  The Company has 8 wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Viggle Merger Sub II Inc. and Wetpaint.com, Inc., each a Delaware corporation. All intercompany transactions and balances have been eliminated.

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

2.  Line of Business and Recent Acquisition

The Company's Line of Business

Viggle is an incentive-based, interactive loyalty program and application that seeks to enhance the TV viewing experience and make TV more rewarding for viewers, advertisers and producers. Viggle helps viewers decide what to watch and when, broadens the viewing experience with real time games and additional content, and rewards viewers for being loyal to their favorite shows throughout a season. For advertisers, Viggle provides clients targeted interactive ads to amplify their TV messaging. For TV networks and content producers, Viggle delivers promotional benefits by driving tune ins to specific shows, engaging viewers in a richer content experience, and increasing awareness of promoted shows. The Company's content website, wetpaint.com, extends its promotional capabilities by reaching entertainment fans before a TV show is broadcast and by continuing the conversation with additional show coverage after the broadcast date. In addition, the Company recently launched its music service, which allows consumers to check in to songs on Viggle and earn points. As a media company, Viggle seeks to attract a significant and growing audience in order to sell advertising. The Company believes that making TV more rewarding and engaging around the shows consumers love will drive them to use Viggle.
Through its recently acquired subsidiary, Wetpaint, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries per day.

U.S. consumers can become Viggle users through a free app that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store and the Google Play Store. After a consumer downloads the App, he or she must create an account. Viggle then allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, chat with friends, play games, or discover more about the show, all while watching TV. Users can also use the App to discover new music. The App can listen to a song and identify it and allow users to build playlists and purchase the music. All of this activity earns the user points they can redeem for real rewards.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check-in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from at least 170 English and Spanish television channels within the United States and over 20 million songs.

Viggle is able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content as well as most songs cataloged on Apple’s iTunes music library. The ability to verify check-ins is critical because users are rewarded with points for each check-in and engagement (defined as a poll, video quiz, game or slide show). Users can redeem the points within the rewards catalog for items that have a monetary value such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded merchandise. Once a user has “checked-in” to content, the app provides a set of optional games, tools, and information to enhance the consumer experience.

The Company has purchased and will continue to source rewards from vendors that it will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that it will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue its business.

Acquisition of Wetpaint

On December 16, 2013, the Company and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent).

Wetpaint is a Seattle, Washington-based Internet company, founded in 2005, that publishes the website Wetpaint.com, focused on entertainment news, and develops a proprietary technology platform, the Social Distribution System, that is used to provide analytics for its own website as well as other online publishers.

The Merger Agreement and the transactions contemplated thereby (collectively, the "Acquisition") have been approved by the board of directors of each of the Company, Merger Sub and Wetpaint. Within twenty four hours following the execution and delivery of the Merger Agreement, Wetpaint delivered to Viggle and Merger Sub the irrevocable written consent (the “Written Consent”) of certain of the holders of Wetpaint common stock (the “Wetpaint Common Stock”) and Wetpaint preferred stock (the “Wetpaint Preferred Stock” and, collectively with the Wetpaint Common Stock, the “Wetpaint Capital Stock”) adopting and approving the Merger Agreement and the transactions contemplated thereby. Following receipt of the Written Consent, upon the terms set forth in the Merger Agreement, Merger Sub merged with and into Wetpaint (the “Merger”), with Wetpaint continuing as the surviving corporation and a wholly-owned subsidiary of Viggle. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

In connection with the Acquisition, all outstanding shares of Wetpaint Capital Stock were converted into the right to receive an aggregate amount of cash and shares of Viggle common stock (the “Stock Consideration”) payable as described below.  At the completion of the Acquisition, (i) $1,634 in cash (subject to certain adjustments for payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders), $22,923 in shares of Viggle common stock (subject to certain adjustments as described below) and $3,860 in restricted stock units were delivered to the holders of Wetpaint Capital Stock in accordance with the allocation set forth in the Merger Agreement, and (ii) $4,771 in shares of Viggle common stock (the “Escrow Shares”) were delivered to an escrow agent to satisfy potential indemnification claims.  There are no known indemnification claims, and the escrow was established to cover claims in the event that any indemnification claims arise or are discovered. The shares will be held in escrow for a period of twelve months after closing to satisfy any indemnification claims that might arise during that twelve month period, and if no claims arise, these shares will be distributed to the former shareholders of Wetpaint.  On the earlier of a date within three business days following the date that Viggle completes a public offering of its capital stock in which it raises at least $20,000 in net cash proceeds (a “Subsequent Offering”) or February 15, 2014, an aggregate amount of $3,367 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders) shall be delivered to the holders of Wetpaint Capital Stock in accordance with the allocation set forth in the Merger Agreement. The values of shares of Viggle common stock and restricted stock units noted above were based on the average closing market price of the Company's common stock during the 10 days prior to completion of the Acquisition, in accordance with the Acquisition Agreement.

Pursuant to the terms of the Acquisition Agreement, if the Company completes a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to the Recapitalization, the shares constituting such stock consideration collectively represent less than 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), we will issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represent 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to the Recapitalization, the shares constituting the stock consideration collectively represent greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represent 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. The Company determined a fair value of $6,100 for this contingent consideration and have added such amount to the total acquisition price. At December 31, 2013, the fair value was $5,400. The change in fair value of $700 has been included in other income, net for the three and six months ended December 31, 2013 in the accompanying consolidated statements of operations.

The Acquisition Agreement contains customary representations, warranties and covenants of Viggle, Merger Sub and Wetpaint.

The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of Wetpaint have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer contracts and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized.

A summary of the fair value of consideration transferred for the Acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price prior to the Acquisition	$31,554
Payable to sellers (a)	1,619
Contingent consideration (b)	6,100
Total consideration transferred	39,273

Preliminary allocation:
Goodwill	24,836
Intangible assets	17,984
Other assets	1,723
Total liabilities, including acquired accrued expenses	(5,270)
$39,273

(a) The payable to sellers may be adjusted for changes in Wetpaint's final net working capital. An estimate of such adjustment is between $100 and $400.
(b) As noted above, the contingent consideration is the estimated fair value of additional stock consideration if the Company completes a recapitalization prior to December 15, 2015. The Company cannot estimate a range of potential adjustment to the fair value of contingent consideration as such amount will be based on the market price of the Company's stock at the time of the Recapitalization. However, if the Company's stock price were to change by 10%, the value of the contingent consideration would change by approximately $600.

The results of operations of Wetpaint were combined with the Company's consolidated results from the date of acquisition of December 16, 2013. The amortization period period of intangible assets acquired is approximately 7 years. The goodwill recorded in connection with this acquisition reflects the strategic fit and revenue and earnings growth potential of this business. Goodwill related to the acquisition is expected to be non-deductible for income tax purposes.

The following unaudited pro forma condensed consolidated financial results of operations for the three and six months ended December 31, 2013 and 2012 are presented as if the acquisition had been completed at the beginning of fiscal year 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$6,488	$5,611	$12,498	$9,414
Operating loss	(12,978)	(13,981)	(37,379)	(36,944)
Net loss	(13,775)	(13,534)	(38,863)	(34,088)
Net loss per common share - basic and diluted	$(0.12)	$(0.11)	$(0.31)	$(0.28)

These pro forma condensed consolidated financial results have been prepared for comparative purposes only. No adjustment has been made to reflect the impact of of synergies and integration costs that would result from integration of this acquisition.

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of December 31, 2013 was $103.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three and six months ended December 31, 2013 and December 31, 2012 were not significant.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount of loans payable approximates fair value as current borrowing rates for the same, or similar loans, are the same as those that were recently issued to the Company.

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

There were no impairments of long-lived assets during the three and six months ended December 31, 2013.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $3,554 and $3,119 as of December 31, 2013 and June 30, 2013, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the three and six months ended December 31, 2013 of $649 and $2,033, respectively. The Company recognized barter revenue and barter expense for the three and six months ended December 31, 2012 of $597 and $597, respectively.

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

During the three months ended December 31, 2013, the Company recorded an adjustment reducing its point liability by approximately $2,400 related to a change in estimate of the average cost per point earned for users of the Viggle App.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the three and six months ended December 31, 2013 was $1,911 and $3,710, respectively. Marketing expense for the three and six months ended December 31, 2012 was $1,429 and $3,004, respectively.

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

Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

4.  Property and Equipment

Property and Equipment consists of the following:

	December 31, 2013	June 30, 2013

Leasehold Improvements	$2,262	$2,254
Furniture and Fixtures	589	550
Computer Equipment	874	738
Software	177	100
Total	3,902	3,642
Accumulated Depreciation and Amortization	(1,135)	(827)
Property and Equipment, net	$2,767	$2,815

Depreciation and amortization charged to selling, general and administrative expenses for the six months ended December 31, 2013 and 2012 amounted to $308 and $296, respectively.

5.  Intangible Assets

		December 31, 2013			June 30, 2013
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint Intangible Assets	84 months	$17,985	$(107)	$17,878
Intellectual Property	36 months	4,209	(3,157)	1,052	$4,209	$(2,456)	$1,753
Acquired Capitalized Software	36 months	2,350	(1,501)	849	2,350	(1,110)	1,240
Internally Generated Capitalized Software	36 months	3,554	(1,727)	1,827	3,119	(1,190)	1,929
Intellectual Property	24 months	80	(80)	—	80	(60)	20

Total		$28,178	$(6,572)	$21,606	$9,758	$(4,816)	$4,942

See Note 2, Line of Business and Recent Acquisition, for discussion of intangible assets related to the Wetpaint acquisition.

Amortization of intangible assets included in selling, general and administrative expenses for the six months ended December 31, 2013 and 2012 amounted to $1,756 and $722, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,

2014	$2,959
2015	4,421
2016	2,747
2017	2,593
2018	2,569

6. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	December 31, 2013	June 30, 2013

Term Loan Agreement ("DB Line")	04/30/14	30,000	$30,000	$10,000
Loan payable, current portion			30,000	10,000

New $25,000 Line of Credit	Retired	25,000	$—	$4,000
Secured Convertible 8% Notes	Retired	50,082	—	20,782
Long term debt			$—	$24,782

Debt Restructuring

On December 13, 2013 and September 16, 2013, the Company, Deutsche Bank Trust Company Americas, SIC and SIC II entered into a series of transactions to restructure certain of the Company's outstanding debt and equity securities. The impact on each loan is described below, where appropriate.

Term Loan Agreement

On March 11, 2013, the Company entered into a Term Loan Agreement (the “DB Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $10,000.  The Company may, from time to time, request advances (the “Advances”) from the DB Line in amounts of no less than $1,000. The Company paid a $150 facility fee from the initial draw of $5,000 made at closing, which has been capitalized to prepaid expenses and is being expensed over the term of the agreement.

On December 13, 2013, the Company entered into an amendment (the “Amendment”) to the DB Line. Pursuant to the Amendment, the line of credit was increased to $30,000, and the maturity date was extended from December 16, 2013 to April 30, 2014. Interest will be due sooner as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line.

The interest rate on the outstanding balance was lowered as a result of the Amendment. Previously, the interest rate on the outstanding balance was, at the Company’s election, a per annum rate equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%. Pursuant to the Amendment, the interest rate on the outstanding balance was lowered to a per annum rate, at the Company’s option, of the LIBOR Rate plus 2.50%, or the Prime Rate plus 0.25%. Interest is payable monthly in arrears.

The Company may make prepayments, in whole or in part, under the DB Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.

On December 13, 2013, the Company made a draw under the DB Line of $16,951, bringing the total draws to $26,951. The proceeds of this draw were used to repay amounts outstanding under the Amended and Restated $25,000 Line of Credit, discussed below. On December 19, 2013, the Company drew the remaining amount available under the DB Line of $3,049. The Company used the proceeds from the final draw on the DB Line to fund working capital requirements and for general corporate purposes.

Repayment of the DB Line is guaranteed by Mr. Sillerman.  In consideration for the guarantee Mr. Sillerman's designee, SIC II, which is the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 10,000,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense in the third fiscal quarter of 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

As of December 31, 2013 and June 30, 2013 the Company had drawn $30,000 and $10,000, respectively, on the DB Line.  Interest expense on the DB Line for the three and six months ended December 31, 2013 was $115 and $223, respectively.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II, an affiliate of Mr. Sillerman provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000, which, as described above, has since been repaid. In consideration of the Lender's agreement to provide the Original $25,000 Line of Credit, the Company issued to SIC II 5,000,000 shares of the Company's common stock. On September 16, 2013, pursuant to a Rescission Agreement (the "Rescission Agreement"), the Company and SIC II agreed to rescind the issuance of the 5,000,000 shares of the Company's common stock. Additionally, on September 16, 2013, the Company issued SIC II warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.69 per share. The warrants are exercisable for a period of five years from the date of issuance. The shares of common stock were held in treasury at December 31, 2013. See Note 8, Stockholders' Equity, for further discussion of the accounting impact of this transaction.

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

As described above, the balance of the New $25,000 Line of Credit was fully repaid on December 13, 2013 and the line was retired at that date. In connection with the draw downs during the three and six months ended December 31, 2013, the Company issued a total of 4,000 and 7,000 warrants and recorded compensation expense of $940 and $3,810, respectively. Interest expense on the New $25,000 Line of Credit was $245 and $410 during the three and six months ended December 31, 2013, respectively. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 13, 2013, the Company recorded interest expense related to the November 25, 2013 PIPE Exchange of $1,231. See Note 8, Stockholders' Equity, for further discussion.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013, SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782. The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100 in principal amount of the Original Note exchanged, so that the Company issued to SIC 8,312,699 shares of Common Stock.

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

8. Stockholders’ Equity

Common Stock

As of December 31, 2013 and June 30, 2013, there were 300,000,000 shares of authorized common stock and 117,943,325, 91,124,452 shares of common stock outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an exchange agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 2,609,455 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 2,064,000 shares of the Company's common stock at an exercise price of $8 (the “August PIPE Warrants”) and (c) warrants to purchase 545,455 shares of the Company's common stock at $1.25 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Redeemable Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”). The shares of common stock were held in treasury at December 31, 2013.

As described in Note 6, Loans payable, on November 25, 2013, the Company drew $1,045 under the New $25,000 Line of Credit, and drew an additional $955 from other investors who had committed to fund under the New $25,000 Line of Credit (the "LOC Investors").

On November 25, 2013, as part of an additional PIPE Exchange, the Company and the LOC Investors entered into exchange agreements pursuant to which the LOC Investors agreed to exchange: (a) a total of 191,000 shares of the Company's Common Stock and (b) warrants to purchase 191,000 shares of the Company's common stock that they had received in the PIPE Transactions for: (i) a total of 955 shares of Series A Convertible Preferred Stock and (ii) a total of 439.3 shares of Series B Convertible Preferred Stock. As a condition of such exchange, the LOC Investors committed to fund a total of $955 under the New $25,000 Line of Credit, and the Company drew on those commitments on November 25, 2013. The debt to the LOC Investors is subordinate to the Company's Term Loan Agreement with Deutsche Bank Trust Company Americas. As part of such draw, the Company also issued to the LOC Investors warrants to purchase 955,000 shares of the Company’s Common Stock at $1 per share. These warrants are exercisable for 5 years. The Company recorded debt discount of $1,231, based on the fair values of the common stock, warrants and Convertible Preferred Stock. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 16, 2013, described in Note 6, Loans Payable, the Company wrote off the debt discount as interest expense.

Carrying Value and Compensation Expense

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock have been recorded in the accompanying consolidated balance sheet at their fair values as of the date of the exchange of September 16, 2013. In addition, in connection with the Exchange Agreement, the Company recorded compensation expense of $6,259 during the six months ended December 31, 2013. The Series A Convertible Redeemable Preferred Stock is classified as mezzanine equity in the accompanying consolidated balance sheets. The difference between the carrying value of the Series A Convertible Redeemable Preferred Stock and its liquidation value is being accreted over the redemption period of 5 years. During the three and six months ended December 31, 2013, the Company recorded accretion of $176 related to the Series A Convertible Redeemable Preferred Stock.

Related Approvals

Because the transaction referred to in the foregoing section entitled "PIPE Exchanges" involved Mr. Sillerman, or an affiliate of his, the transaction was subject to certain rules regarding "affiliate" transactions. As such, it was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

9. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 30,000,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2013, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period. This information does not include RSUs granted as part of the acquisition of Wetpaint described in Note 2.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2013	1,869,168	$31.11
Granted	—	—
Vested	(39,167)	13.96
Forfeited and canceled	(25,001)	17.67
Nonvested at December 31, 2013	1,805,000	$31.16

Compensation expense related to restricted stock was $4,851 and $9,614 for the three and six months ended December 31, 2013, respectively.  As of December 31, 2013 and June 30, 2013 there was $39,024 and $48,576, respectively, in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for six months ended December 31, 2013:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2013	17,429,728	$1.69
Granted	1,118,003	0.65
Exercised	—	—
Forfeited and canceled	(2,126,812)	1.19
Outstanding at December 31, 2013	16,420,919	1.69
Exercisable at December 31, 2013	7,344,170	$1.90

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the six months ended December 31, 2013 and 2012 were estimated based on the following weighted average assumptions:

	Six Months Ended December 31,
	2013	2012
Expected volatility	80%	80%
Risk-free interest rate	1.7%	1.03%
Expected dividend yield	—	—
Expected life (in years)	6.03	6.47
Estimated fair value per option granted	$0.48	$0.99

Compensation expense related to stock options of $1,847 and $3,751 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three and six months ended December 31, 2013, respectively. As of December 31, 2013, there was approximately $9,246 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

10.  Income Taxes

For the three and six months ended December 31, 2013, the Company recorded an income tax provision of $22 and $46, respectively to reflect tax amortization of the Company's goodwill.  For the three and six months ended December 31, 2012, the Company recorded an income tax provision of $44 and $44, respectively. At December 31, 2013, the Company had  a Net Operating Loss

carryforward of $60,901, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2013 and June 30, 2013.

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

11.  Related Party Transactions

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed promissory notes in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amounts of $3,242.  The note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Interest income recorded on this note for the three and six months ended December 31, 2013 was $34 and $68, respectively. Interest income recorded on this note for the three and six months ended December 31, 2012 was $35 and $70, respectively.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity of providing legal services, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and six months ended December 31, 2013, the Company billed Circle $13 and $60, respectively. For the three and six months ended December 31, 2012, the Company billed Circle $79 and $158, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of December 31, 2013 and June 30, 2013 was $70 and $23, respectively.

The Company also entered into a shared services agreement with SFX, a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three and six months ended December 31, 2013, the Company billed SFX $154 and $285, respectively. No amounts were billed to SFX during the three and six months ended December 31, 2012.  The balance due from SFX as of December 31, 2013 and June 30, 2013 was $39 and $47, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr.. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three and six months ended December 31, 2013, the Company billed Mr. Sillerman $8 and $8, respectively.  For the three and six months ended December 31, 2012, the Company billed Mr. Sillerman $78 and $148, respectively. The balance due from Mr. Sillerman as of December 31, 2013 and June 30, 2013 was $7 and $0, respectively.

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

The Company issued 1,709,091 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $5.50 and is exercisable into 1 share of common stock at a price of $8.00 over a term of 3 years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants"). In connection with the PIPE Exchanges described in Note 8, Stockholders' Equity, the exercise price of the Warrants was reset to $1.15 on September 16, 2013. The fair value of the warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. As described in Note 6, Loans Payable, 545,455 warrants were exchanged on September 16, 2013. The remaining 1,163,636 warrants were marked to market as of December 31, 2013 to a fair value of $175. The Company recorded a gain of $267 and $3,683 to other income, net in the accompanying Consolidated Statements of Operations for the six months ended December 31, 2013 and 2012, respectively. The Company's warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

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

As discussed in Note 2, Line of Business and Recent Acquisition, the Company estimated the fair value of contingent consideration for the acquisition of Wetpaint at $6,100. As of December 31, 2013, the fair value of the contingent consideration was estimated to be $5,400. The Company recorded a gain of $700 to other income, net in the accompanying Consolidated Statements of Operations for the three and six months ended December 31, 2013. The fair value of the contingent consideration were classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at June 30, 2013	$4,313
Additions to Level 3	6,100
Unrealized gains for the period included in other income, net	(892)
Extinguishments	(3,946)
Balance at December 31, 2013	$5,575

13.  Subsequent Events

On January 29, 2014, the Company acquired Dijit Media, a San Francisco based maker of award-winning technology that helps consumers search for, find, and set reminders for their favorite TV shows and movies wherever they are offered. Pro forma financial statements for this acquisition are not required.

On January 31, 2014, the Company entered into a Revolving Loan Agreement (the “Revolving Line”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), under which Deutsche Bank agreed to loan the Company up to $2,500. In addition, amounts outstanding under the Revolving Line may not exceed 85% of the Company's eligible accounts receivable at any time. The Company may, from time to time, request advances from the Revolving Line in amounts of no less than $500. Interest on the outstanding balance may, at the Company’s election, be charged at a rate per annum equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $50 facility fee from the initial draw of $1,000 made at closing. The Revolving Line matures on April 30, 2014. The Company may make prepayments, in whole or in part, under the Revolving Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date. The Revolving Line is secured by a lien on all of the Company's assets. Repayment of the Revolving Line was guaranteed by Mr. Sillerman.

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
Overview
Viggle Inc. was incorporated in Delaware in July 1994, and was formerly known as Function (x) Inc, Function (X) Inc. and Gateway Industries, Inc.

Our Vision
Viggle makes entertainment more rewarding.

Our Strategy

Viggle is an incentive-based, interactive loyalty program and application that seeks to enhance the TV viewing experience and make TV more rewarding for viewers, advertisers and producers. Viggle helps viewers decide what to watch and when, broadens the viewing experience with real time games and additional content, and rewards viewers for being loyal to their favorite shows throughout a season. For advertisers, Viggle provides clients targeted interactive ads to amplify their TV messaging. For TV networks and content producers, Viggle delivers promotional benefits by driving tune-ins to specific shows, engaging viewers in a richer content experience, and increasing awareness of promoted shows. Our content website, wetpaint.com, extends our promotional capabilities by reaching entertainment fans before a TV show is broadcast and by continuing the conversation with additional show coverage after the broadcast date. In addition, we recently launched our music service, which allows consumers to check in to songs on Viggle and earn points. As a media company, we seek to attract a significant and growing audience in order to sell advertising. We believe that making TV more rewarding and engaging around the shows consumers love will drive them to use Viggle.

Overview of Our Service
U.S. consumers can become Viggle users through a free app that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store and the Google Play Store. After a consumer downloads the app, he or she must create an account. Viggle then allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, chat with friends, play games, or discover more about the show, all while watching TV. Users can also use the application to discover new music. The app can listen to a song and identify it and allow users to build playlists and purchase the music. All of this activity earns the user points they can redeem for real rewards.

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries per day.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check-in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from at least 170 English and Spanish television channels within the United States and over 20 million songs. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content as well as most songs cataloged on Apple’s iTunes music library. The ability to verify check-ins is critical because users are rewarded with points for each check-in and engagement (defined as a poll, video quiz, game or slide show). Users can redeem the points within the rewards catalog for items that have a monetary value such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded merchandise. Once a user has “checked-in” to content, the app provides a set of optional games, tools, and information to enhance the consumer experience.

Today, Viggle points can be earned through six different activities: WatchPoints (1 point for every minute a user is checked-in on Viggle TV), Bonus Points (added points for connecting with promoted content), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for connecting with a series of shows or songs), Music Match Points (points earned for matching a song on Viggle), and Advertising Points (advertising revenue we share with our customers in the form of points).

From the launch of the Viggle App on January 25, 2012, and through December 31, 2013, 3,897,220  users have registered, of which we have deactivated 206,388 for a total of 3,690,832 registered users. For the three months ended December 31, 2013, we have accumulated an average of 423,418 monthly active users. Monthly active users are computed by determining those users that have logged in to the Viggle App at any time during the month.  As of December 31, 2013, our members have checked in to 355,483,807 TV programs and spent an average of approximately 64 minutes and 58 seconds of active time within the Viggle App per session.  Active users are defined as those who earned a point or redeemed a point that day. Users have redeemed a total of 2,673,710 rewards.

Our rewards catalog consists of a variety of deals, sweepstakes, products, Viggle merchandise (such as t-shirts) and select retail gift cards. For example, users may redeem 5,000 points for a 10% discount with certain retailers, redeem 100 points to participate in a sweepstakes to win an AppleTV, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  For the 2,673,710 reward redemptions through December 31, 2013, the average number of points used per redemption has been approximately 12,622 points and the total retail value to consumers was approximately $19.5 million.

It is not possible for a user to earn points on the Viggle app without registering. In order to avoid double-counting and limit instances of fraud, the app is limited to five accounts per device (so as to allow for use by family members sharing a device), users are limited to a maximum of 6,000 points per day, users may receive points for matching to a song only once, users are limited to receive points for up to 20 music matches per day, and users are not able to share or combine points with different users or devices. While it is possible for users to establish multiple accounts which could overstate our actual number of registered active users and permit those fraudulent users to attempt to evade our rules in an effort to accumulate excess points by checking-in to TV shows at the same time on different devices, we monitor for such activity and, when discovered, take corrective action according to our published terms and conditions. Registration is not required to access any of Wetpaint's websites.

Wetpaint operates media properties that attracted 16.6 million unique monthly users in December 2013, and have a combined social reach of over seven million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics (“GA”). We define combined social reach as the cumulative number of times people have “liked” a Wetpaint page on Facebook plus the cumulative number of times people have “followed” a Wetpaint account on Twitter.

Technology
The first version of the Viggle App was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012. It has been updated periodically. The approved version of the app works on Apple iOS devices such as the iPhone, iPad and iPod Touch. On June 27, 2012, we released a version of the app for use on Android smartphones and tablets. There is no guarantee as to how effectively the technology will perform. We continuously test and update the app with a goal of improving overall performance and usability. In order to insure the best user experience, Viggle requires a device operating system of iOS 5.0 or later for Apple devices or Android 2.3.3 or later for Android devices. It may become necessary to change the minimum required operating systems in the future.

We will consider adding versions for other mainstream mobile operating systems such as Windows Phone and Blackberry based on demand and other business factors. Distribution of the product will occur via regular online marketplaces for content and applications used by such mobile operating systems, and will include the Apple App Store for iOS devices or the Android marketplace for devices using the Android operating system.

The back-end technology for our App has been designed to accommodate the significant numbers of simultaneous check-ins required to support prime time television audiences. This back-end technology has the capacity to support simultaneous check-ins around major television and music events such as the Super Bowl. In addition to maintaining dedicated facilities, we are using third-party cloud computing services from Amazon Web Services to help us scale our audio recognition capacity as efficiently as possible.

Wetpaint.com was launched in 2005 with the goal of providing a unique voice to the coverage of entertainment and the related celebrities. In order to build and develop an audience for Wetpaint’s proprietary content, we have developed an audience development engine, which is called the Social Publishing Platform. The Social Publishing Platform is designed to generate fans on Wetpaint’s pages on Facebook and other social media outlets. Wetpaint content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to Wetpaint’s websites. The Social Publishing Platform contains a test and measurement system that delivers real-time audience insights, and provides targeted recommendations by audience.

The technology supporting our unique feature of digital fingerprinting and our matching technology used in the Viggle App is subject to a currently unissued but pending patent.

Revenue
We began generating revenues in early calendar year 2012. Advertising is displayed in the Viggle App and on the wetpaint.com websites. Advertising is sold directly to brand marketers and television networks or through advertising agencies by our dedicated sales team.  We also generate revenue through partnerships with third party mobile advertising networks. Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18 and 49, and are active in television, digital and retail marketing. Our sales team is also briefing large advertising and media agencies on our capabilities so that they might recommend integration of our App and our websites into their client proposals.  We generate revenue from standard mobile media advertising sales and affiliate programs:

•	when our users click and view advertisements in our App or on our websites,

•	when our users complete an engagement (defined as a poll, video quiz, game or slide show) appearing in our App that is created by an advertising agency, our brand partners or our team, and

•	through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our App to other apps or websites.

With the exception of one-time sponsorships with advertisers (which are charged a separate and specific fee), all advertising is serviced via a third-party advertising server for billing and verification purposes.  Revenues are generated by measuring delivered impressions on a cost per thousand (CPM) basis and completed engagements on a cost per engagement (CPE) basis.  Our sales team contracts with brand advertisers to deliver a specific number of impressions and/or engagements for a specific price per thousand impressions and/or per completed engagement.  The third-party ad server then serves the ads and/or engagements within the App during the course of using the Viggle App or visiting content on wetpaint.com's websites.  As impressions and engagements are delivered and completed, we bill brand partners or advertising agencies on a monthly basis for the media delivered at our contracted rates.

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

Target Consumers
We are targeting male and female consumers between the ages of 18 and 49. This target audience was selected due to the amount of entertainment content they consume on a weekly basis as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops. To build our user base, we intend to target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

When a user signs up for and downloads our app, we collect the user’s email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. Knowing a user’s birthday allows us to verify that the user is at least 13 years old.

We generate content for wetpaint.com that appeals largely to women between the ages of 18 and 49. Our coverage of TV shows and the related celebrities strives to attract repeat visitors to the website that want to read about the latest entertainment news. We use our Social Publishing Platform to generate Facebook fans, so that our content will appear in Facebook feeds, and generate traffic to our websites.

Competitive Position
The market for digital and social media applications is intensely competitive and subject to rapid change. New competitors may be able to launch new businesses at relatively low cost. Many consumers maintain simultaneous relationships with multiple digital brands and products, making it easy to shift consumption from one provider to another. Additionally, the “Social TV” and “entertainment rewards” categories are nascent and have not yet attracted the attention of mainstream consumers and marketers. Many of our competitors are larger, more established and better-funded and have a history of successful operations. Although we launched the first version of our app in January 2012, there can be no assurance of how successful our product will be or how effectively the technology will perform.

While there are a variety of companies currently in the market that offer either manual check-in or audio verification during television viewing or audio matching for music, we believe Viggle differs significantly from competitors because we offer users real, as opposed to virtual, rewards such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded merchandise, and our app drives our customers to engage and interact with entertainment content for longer periods of time. We believe that our app offers a more comprehensive range of features and functionality than those of our competitors, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that rewards our users for being more loyal to specific content or specific content producers and provides our users with, we believe, a more enjoyable entertainment experience. Such integration makes it easy for users to share what they are doing within the Viggle app with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer users a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

Other companies in the “Social TV” market focus on the simple ability of a user to communicate their television viewing activity to others in the user’s social media circles. Other companies that tag music also focus on the social connectivity of matching, but do not reward the consumer for the consumer’s loyalty. Instead of real rewards, these other companies offer their users virtual points, leader board status, digital badges or stickers. We believe that our target market will be motivated by the ability to earn real rewards on a frequent basis and to interact in real time via show-specific polls, quizzes, videos and games.

The Mobile Marketing Industry
According to data from Experian Marketing Services, U.S. consumers are now spending more than 58 minutes a day on their smartphones for a variety of activities including talking, texting, social networking, emailing, visiting websites and playing games. The emergence and growth of mobile devices has led to the “always connected consumer”, and advertisers continue to search for ways to engage with this audience. Advertisers are spending considerable sums of money to target the mobile user, according to eMarketer, mobile ad spending will be $8.5 billion in 2013, up 95% from $4.4 billion in 2012, with projections of up to $30 billion by 2017.

The way in which consumers are using their smartphones and tablets have changed in recent years with the growth in usage of apps, self-contained software programs specifically made for mobile devices. According to Flurry Analytics, the average number of apps used on a daily basis continues to grow, measuring 7.9 in Q4-2012 vs. 7.2 in Q4-2010(3). The emergence of the App marketplace has created a unique opportunity and challenge for developers and advertisers to monetize the usage by consumers.

The challenge presented with mobile advertising is that users can find the mobile advertising experience interruptive. While click-through banner ads are popular on web browsers, there is a higher degree of consumer engagement with watching an ad or interacting with an ad, and smart phone users expect more for their behavior. According to a December 2012 study conducted by Forrester Consulting on behalf of Tapjoy, a mobile advertising and publishing platform, 59% of smartphone users agreed that if they have to see ads while using an app, they would prefer to be offered a reward in exchange for watching or interacting with the ad.

Recent Acquisition
On December 16, 2013, we and Merger Sub entered into the merger agreement with Wetpaint, certain stockholders of Wetpaint and Shareholder Representative Services LLC (solely in its capacity as the Stockholders’ Agent). In connection with the Acquisition, all outstanding shares of Wetpaint capital stock were converted into the right to receive an aggregate amount of cash and shares of our common stock payable as described below. Promptly after the effective time of the Acquisition, (i) $1,633,500 in cash (subject to certain adjustments for payment of certain transaction expenses by us and bonus and premium payments to certain Wetpaint employees and stockholders) and $22,924,214 in shares of our common stock (subject to certain adjustments as described below) were delivered to the holders of Wetpaint capital stock in accordance with the allocation set forth in the acquisition agreement, and (ii) $4,771,372 in shares of our common stock were delivered to an escrow agent to satisfy potential indemnification claims and cover certain expenses of the escrow agent. On the earlier of a date within three business days following the date that we complete a public offering of its capital stock in which it raises at least $20,000,000 in net cash proceeds or February 15, 2014, (A) an aggregate amount of $3,366,500 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by us and bonus and premium payments to certain Wetpaint employees and stockholders) will be delivered to the holders of Wetpaint capital stock in accordance with the allocation set forth in the merger agreement and (B) $45,509 in cash will be delivered to the escrow agent to cover certain expenses of the escrow agent.

Pursuant to the terms of the acquisition agreement, if we complete a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to the Recapitalization, the shares constituting such stock consideration collectively represent less than 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), we will issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represent 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to the Recapitalization, the shares constituting the stock consideration collectively represent greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represent 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time.

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

Results of Operations

Results for the Three and Six Months ended December 31, 2013 and 2012 (amounts in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	Variance	2013	2012	Variance
Revenues	$5,032	$3,875	$1,157	$9,371	$5,927	$3,444
Cost of watchpoints and engagement points	(82)	(1,571)	1,489	(2,657)	(3,800)	1,143
Selling, general and administrative expenses	(17,569)	(15,143)	(2,426)	(42,906)	(36,842)	(6,064)
Operating loss	(12,619)	(12,839)	220	(36,192)	(34,715)	(1,477)
Other income (expense):
Other income, net	807	689	118	892	3,181	(2,289)
Interest expense, net	(1,572)	(236)	(1,336)	(2,341)	(319)	(2,022)
Total other (expense) income	(765)	453	(1,218)	(1,449)	2,862	(4,311)
Net loss before provision for income taxes	(13,384)	(12,386)	(998)	(37,641)	(31,853)	(5,788)
Income tax expense	(22)	(44)	22	(46)	(44)	(2)
Net loss	$(13,406)	$(12,430)	$(976)	$(37,687)	$(31,897)	$(5,790)

Consolidated Operating Results for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 (amounts in thousands)

Revenues

Revenue in the three months ended December 31, 2013 was $5.0 million, an increase of $1.2 million from the three months ended December 31, 2012. The increase was primarily from increased 3rd party video advertising on the Viggle App.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended December 31, 2013 was $0.1 million, a decrease of $1.5 million from the three months ended December 31, 2012. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The decrease is primarily due to an adjustment reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.6 million for the three months ended December 31, 2013, an increase of $2.4 million from the three months ended December 31, 2012. The increase was due to increases in stock based compensation of $2.7 million and technology related costs of $0.9 million, partially offset by a decrease in professional fees of $1.1 million.

Other Income, Net

Other income, net was $0.8 million for the three months ended December 31, 2013, a decrease of $0.1 million from the three months ended December 31, 2012. Other income, net for the three months ended December 31, 2013 included a gain related to the valuation of the contingent consideration in the Wetpaint acquisition of $0.7 million, and a gain related to the valuation of the common stock warrant payable of $0.1 million. Other income, net for the three months ended December 31, 2012 included a gain related to the valuation of the common stock warrant payable of $0.6 million.

Interest Expense, Net

Interest expense, net was $1.6 million for the three months ended December 31, 2013, an increase of $1.3 million from the three months ended December 31, 2012. During the three months ended December 31, 2013, $1.2 million of debt discount related to the November 25, 2013 PIPE Exchange was recorded as interest expense. The increase was also due to higher levels of debt during the three months ended December 31, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2013 and June 30, 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended December 31, 2013, the Company recorded an income tax provision of $0.02 million to reflect tax amortization of the Company's goodwill.

Consolidated Operating Results for the Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012 (amounts in thousands)

Revenues

Revenue in the six months ended December 31, 2013 was $9.4 million, an increase of $3.4 million from the six months ended December 31, 2012. The increase was primarily from increased 3rd party video advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the six months ended December 31, 2013 was $2.7 million, a decrease of $1.1 million from the six months ended December 31, 2012. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The decrease is primarily due to an adjustment reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App, partially offset by an increase in reward points earned by users.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.9 million for the six months ended December 31, 2013, an increase of $6.1 million from the six months ended December 31, 2012. The increase was due to increases in stock based compensation of $6.7 million and technology related costs of $1.1 million, partially offset by a decrease in professional fees of $2.0 million.

Other Income, Net

Other income, net was $0.9 million for the six months ended December 31, 2013, a decrease of $2.3 million from the six months ended December 31, 2012. Other income, net for the six months ended December 31, 2013 included a gain related to the valuation of the contingent consideration in the Wetpaint acquisition of $0.7 million, and a gain related to the valuation of the common stock warrant payable of $0.2 million. Other income, net for the six months ended December 31, 2012 included a gain related to the valuation of the common stock warrant payable of $3.7 million, partially offset by an increase in the Loyalize guarantee liability of $0.5 million.

Interest Expense, Net

Interest expense, net was $2.3 million for the six months ended December 31, 2013, an increase of $2.0 million from the six months ended December 31, 2012. During the six months ended December 31, 2013, $1.2 million of debt discount related to the November 25, 2013 PIPE Exchange was recorded as interest expense. The increase was also due to higher levels of debt during the six months ended December 31, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2013 and June 30, 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the six months ended December 31, 2013, the Company recorded an income tax provision of $0.05 million to reflect tax amortization of the Company's goodwill.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA
The Company provides a non-GAAP measure for adjusted rewards costs as an alternative view of the Company's cost of providing rewards to its users. The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of watchpoints and engagement points and in selling, general and administrative expenses. Management believes that due to the lack of operating history associated with user point accumulation and redemption activity, that a useful financial measure for investors is to provide to them the amount of cash the Company has actually paid to provide rewards to its users. Therefore, the Company adjusts cost of watchpoints and engagement points as reported, which represents the cost of points earned by users during the period, to the cost of actual rewards redeemed by users during the period. Selling, general and administrative expenses as reported are likewise adjusted as certain point costs are classified as marketing. The Company also presents Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation and adjustment to rewards costs. The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of operating income prepared in accordance with generally accepted accounting principles in the United States (GAAP). Management believes these non-GAAP measures enhance investors' understanding of the Company's financial performance. Since adjusted reward costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows.

Reconciliation of rewards cost to adjusted rewards cost and selling, general and administrative expenses to adjusted selling, general and administrative expenses (amounts in thousands)
	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012
Cost of watchpoints and engagement points as reported	$(82)	$(1,571)	$(2,657)	$(3,800)
Adjustment to cost of watchpoints and engagement points	(1,102)	329	(108)	733
Adjusted cost of watchpoints and engagement points	(1,184)	(1,242)	(2,765)	(3,067)

Selling, general and administrative expenses as reported	(17,569)	(15,143)	(42,906)	(36,842)
Adjustment to selling, general and administrative expenses	(120)	186	(212)	403
Adjusted selling, general and administrative expenses	$(17,689)	$(14,957)	$(43,118)	$(36,439)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012
Operating loss as reported	$(12,619)	$(12,839)	$(36,192)	$(34,715)
Add:
Stock compensation costs	7,638	4,936	23,434	16,775
Adjustment to cost of watchpoints and engagement points	(1,102)	329	(108)	733
Adjustment to selling, general and administrative expenses	(120)	186	(212)	403
Depreciation and amortization costs	994	937	2,064	1,870
Adjusted EBITDA *	$(5,209)	$(6,451)	$(11,014)	$(14,934)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At December 31, 2013 and June 30, 2013, we had cash balances of $1.1 million and $1.4 million, respectively.

Available Line of Credit

As of December 31, 2013, the Company had no funds available under any of its lines of credits.

The Company's capital requirements to fund its business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards.  These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest variable cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle App, we expect to generate increased revenue from the sale of digital media within our App and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the App. In respect to our operating costs, employee salaries, cost of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, and to market the Viggle App over the next 12 months.  The overall level of expenses will be reflective of management's view of the current opportunities for the Viggle App within the marketplace.  We utilize significant computing resources to run our mobile platform and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and dedicated facilities. Accordingly, we can limit the cost of these servers to be in line with user growth.  The Company plans to carefully manage its growth and related costs to ensure it has sufficient capital resources to meet the goals of its business plan for the next 12 months.

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

The Company's current plan will require capital of approximately $18 million over the next 12-month period to cover the fixed expenses and capital needs of the Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the filing of this Quarterly Report on Form 10-Q, the Company has no funds available to draw on its credit lines to fund its operations (see Note 6 Loans Payable in the Notes to the Consolidated Financial Statements). In order to meet its capital requirements for the next 12 months, the Company anticipates it will need approximately $18 million in new capital (in excess of the cash currently held by the Company). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards.  As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards.  During the first half of Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards.  This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards.  Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App.  It may be challenging to grow revenue as the Company faces many competitors seeking to gather revenue in the same manner.  Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new.  We may not be able to deliver enough users to our advertisers to grow revenue.  The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly.  In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App.  We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability.  There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting.  We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program.  Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the six months ended December 31, 2013 (amounts in thousands)

	Six Months Ended December 31,
	2013	2012

Net cash used by operating activities	$(14,869)	$(14,746)
Net cash used in investing activities	$(1,260)	$(556)
Net cash provided by financing activities	$15,902	$12,577

Operating Activities

In the six months ended December 31, 2013, net cash used in operating activities was $14.9 million, including our net loss of $37.7 million, non cash, stock based compensation charges of $23.4 million and depreciation and amortization of $2.1 million. In addition, net cash outflows from changes in operating assets and liabilities was $3.6 million, primarily as a result from an increase in accounts receivable of $1.8 million and a decrease in accounts payable and accrued expenses of $1.1 million.

In the six months ended December 31, 2012 net cash used in operating activities was $14.7 million, including our net loss of $31.9 million, non cash, stock based compensation charges of $16.8 million and depreciation and amortization of $1.9 million; and non cash income from the change in fair value of the common stock warrant liability of $3.7 million. In addition, net cash inflows from changes in operating assets and liabilities was $1.8 million, primarily as a result from increases in liabilities of $2.9 million, partially offset by an increase in receivables of $1.0 million.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2013 was $1.3 million consisting of our acquisition of Wetpaint, investments in internally generated software, and additions for property and equipment.

Cash used in investing activities in the six months ended December 31, 2012 was $0.6 million consisting of additions for leasehold improvements, furniture and fixtures and computer equipment.

Financing Activities

Cash provided by financing activities in the six months ended December 31, 2013 of $15.9 million consisted of net borrowings on our lines of credit. Such amount was utilized to fund working capital requirements and for general operating purposes.

Cash provided by financing activities in the six months ended December 31, 2012 of $12.6 million consisted of borrowings on a grid promissory note. Such amount was utilized to fund working capital requirements and for general operating purposes.

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

During the three months ended December 31, 2013, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

35

management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

36

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $96.5 million and $91.4 million for the fiscal years ended June 30, 2012 and June 30, 2013, respectively. We incurred a net loss of $37.2 million for the six months ended December 31, 2013, and had an accumulated deficit of approximately $261.5 million as of that date. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained in our Form 10-K filing for the fiscal year ended June 30, 2013 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2013, had deficiencies in working capital. We are unlikely to pay dividends or generate significant revenues or earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

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

37

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

We distribute our products on Apple’s iOS and Google’s Android platforms, and if we are unable to maintain a good relationship with each of Apple and Google or if the Apple App Store or the Google Play Store were unavailable for any prolonged period of time, our business will suffer.

We distribute our products on Apple’s iOS and Google’s Android platforms. We believe that we have maintained a good relationship with both Apple and Google, but any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline. We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions at any time. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. Any change in these standard terms and conditions, or in Apple’s or Google’s interpretation of these standard terms and conditions, could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our applications on its storefront, it would materially harm our business and likely cause our stock price to significantly decline. We also rely on the continued function of the Apple App Store and the Google Play Store, as we distribute our products exclusively through these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time. In the event that either the Apple App Store or the Google Play Store is unavailable for a prolonged period of time, it would have a material adverse effect on our revenues and operating results.

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

Mr. Sillerman beneficially owns or has the power to vote more than a majority of the outstanding shares of common stock. As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders. Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), of which Mr. Sillerman is a director and Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in the section entitled “Certain Relationships and Related Transactions” in this prospectus. In addition, our newest director, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle and is also a member of the board of directors of SFX. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. For a description of our Code of Business Conduct and Ethics, please see the section entitled “Corporate Governance” below.

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

Failure to successfully combine and integrate the business of Wetpaint in the expected time frame may adversely affect our future results.

The success of our acquisition of Wetpaint will depend, in part, on our ability to realize the anticipated benefits from combining the business of Wetpaint with our existing business. To realize these anticipated benefits, the businesses of Wetpaint must be successfully integrated and combined. If users of each of the Wetpaint and Viggle services do not prove to have an affinity to the new complementary services they are introduced to, results of the combination could be worse than anticipated. Our management may face significant challenges in consolidating Wetpaint’s functions with ours, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If Wetpaint is not successfully integrated, the anticipated benefits of our acquisition of Wetpaint may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from our acquisition of Wetpaint may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, users, and others with whom they have business or other dealings.

Since Wetpaint is a private company, we may be required to expend substantial sums in order to bring it into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

Wetpaint is not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that Wetpaint evaluate and report on its system of internal controls. In addition, we will need to evaluate and integrate the system of internal controls for Wetpaint. We did not conduct a formal evaluation of Wetpaint’s internal controls over financial reporting prior to our acquisition of Wetpaint. If our finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase its risk of material weaknesses in internal controls.

We will incur significant transaction and merger-related transition costs in connection with our acquisition of Wetpaint.

We expect we will incur significant, non-recurring costs in connection with consummating the acquisition of Wetpaint and integrating the operations of Wetpaint. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the acquisition of Wetpaint.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.
In order to attract consumers and maintain or increase engagement on Viggle and Wetpaint properties, we believe we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop online content, products and services that are attractive and relevant to Viggle and Wetpaint users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to Viggle and Wetpaint properties and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.

Wetpaint relies on social media posts to drive traffic to its websites. Changes in rules, algorithms, and display formats of social media sites could result in a reduction in such traffic.

Wetpaint relies on posts on various social media platforms, including Facebook and Twitter, to drive users to its websites. In the event that Facebook or Twitter changes their respective terms and conditions to prevent such activity by Wetpaint, Wetpaint’s user numbers could decrease. Further, these platforms change their algorithms and application programming interfaces, or API’s, in the ordinary course of business, often without notice or explanation to publishers. Changes to these algorithms and API’s may reduce the effectiveness of Wetpaint’s publishing capabilities, and result in temporary or permanent reductions to the net numbers of fans and followers added each month, as well as the rate at which Wetpaint content is displayed to users and clicked upon. In such cases, traffic to Wetpaint websites could be adversely affected.

Wetpaint relies upon traffic from search engines such as Google to bring an influx of website visitors each month. Search engine traffic is dynamic in nature, and is subject to an ever-changing mix of user-entered keywords, competitive offerings, and algorithmic fluctuations by the search engines themselves.

Search engines such as Google represent a significant source of Wetpaint traffic, and the originating source for many users who become Wetpaint fans and followers on the social networks. The ranking of Wetpaint content in the various search engines is always changing, and relates to algorithmic assessments by the search engines compared to offerings that compete with Wetpaint. The popular keywords for which Wetpaint ranks highly could subside in their popularity, or Wetpaint may fail to maintain the rankings that it has had for such keywords. In addition, as new keywords become popular, Wetpaint content may fail to rank highly for those keywords.

If Wetpaint does not maintain talent, access, and reputation among sources for news stories, we would lose access to stories and our traffic and revenues could suffer.

Wetpaint is reliant upon an editorial organization and freelance talent that secures proprietary access to stories that interest our audience. Our ability to identify and create content that interests the audience is dependent on maintaining and growing our access to talent and sources. If we lose key editorial talent, or our reputation is not maintained, we could lose our ability to create the content that garners audience interests, and traffic and our revenues could be adversely affected.

If our products do not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

While we believe that a viable market exists for our products, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully above in the section entitled “The Company’s 12-Month Plan for its Business.” In addition, as we grow our number of monthly active users, our rewards costs will increase. We will need to increase our revenue per monthly active user in order to cover our rewards costs and to become profitable; there is no guarantee that we will be able to do so. Additionally, there is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business and operations. In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through December 31, 2013, we have invalidated 206,338 accounts for suspicious activity of a total of 3,690,832 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

We are currently a defendant in an action commenced by Blue Spike, LLC, alleging patent infringement in connection with our audio recognition technology. We intend to vigorously defend ourselves against this lawsuit.

The SEC opened a formal order of investigation relating to a matter regarding certain dealings in our securities by an unaffiliated third party. In addition, we have also received an informal request from the SEC for the voluntary production of documents and information concerning certain aspects of our business and technology. Although we have provided documents in response to the SEC’s request, there is no assurance that the SEC will not take any action against us.

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

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2013, we had total debt outstanding of approximately $30 million. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. Despite the recent improvements in market conditions, a future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated advertisers and publishers; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; and disputes with our advertisers and publishers.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in Fiscal 2014 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.

ITEM 2. Unregistered Sale of Equity and Use of Proceeds (amounts in thousands, except for share information )

On November 25, 2013, as part of a PIPE Exchange, the Company and the LOC Investors entered into exchange agreements pursuant to which the LOC Investors agreed to exchange: (a) a total of 191,000 shares of the Company's Common Stock and (b) warrants to purchase 191,000 shares of the Company's common stock that they had received in the PIPE Transactions for: (i) a total of 955 shares of Series A Convertible Preferred Stock and (ii) a total of 439.3 shares of Series B Convertible Preferred Stock. As a condition of such exchange, the LOC Investors committed to fund a total of $955 under the New $25,000 Line of Credit, and the Company drew on those commitments on November 25, 2013. The debt to the LOC Investors is subordinate to the Company's Term Loan Agreement with Deutsche Bank Trust Company Americas. As part of such draw, the Company also issued to the LOC Investors warrants to purchase 955,000 shares of the Company’s Common Stock at $1 per share. These warrants are exercisable for 5 years. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the warrants issued to the LOC Investors were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

On December 16, 2013, the Company, and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint (solely with respect to Articles 1, 5 and 6 and Subsection 11.1) and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent), pursuant to which Wetpaint became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company issued 43,273,691 shares of the Company's Common Stock to the former shareholders of Wetpaint. The Common Stock was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not have any plan or program to purchase any equity securities during the quarter. However, the Company has described in the chart below the transactions referred to above in this Item 2.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
October 2013	50,000 (1)	$0.65	-	-
November 2013	191,000 (2)	(2)	-	-
November 2013	50,000 (1)	$0.65
December 2013	50,000 (1)	$0.65	-	-

(1)    These purchases were made from one of the Company's former officers in connection with a put option agreement.
(2)    The Company did not receive or pay any cash for this transaction. This transaction is more particularly described in Note 6, "Loans Payable" and Note 8, "Stockholders' Equity (Deficit)" to the Consolidated Financial Statements of the Company for the quarter ended December 31, 2013 included in this Quarterly Report on Form 10-Q. Defined terms in the footnotes to this chart have the meanings ascribed to those terms in such Notes.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

The Company amended the warrants that were issued in its May 2012 PIPE transaction. A form of the amended warrant is attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Elimination (2)
3.3	Certificate of Designations of the Series A Convertible Preferred Stock (3)
3.4	Certificate of Designations of the Series B Convertible Preferred Stock (4)
3.5	By-Laws (5)
10.1	Amended Form of Warrant for May 2012 PIPE Transaction (6)
14.1	Code of Business Conduct and Ethics (7)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 10.38 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(3)	Incorporated by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(4)	Incorporated by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(5)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(6)	Filed herewith
(7)	Incorporated by reference to Exhibit 14.1 to the registrant's Registration Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

February 10, 2014	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

February 10, 2014	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)