Form 10-Q
period 2014-03-31
Viggle Inc.
filed 2014-05-14
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 13,784,711 shares of the registrant's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,445	$1,359
Accounts receivable, net	3,968	2,802
Prepaid expenses	2,208	915
Other receivables	285	236
Total current assets	7,906	5,312
Restricted cash	5,696	696
Property & equipment, net	2,581	2,815
Intangible assets, net	21,783	4,942
Goodwill	29,973	2,953
Other assets	160	57
Total assets	$68,099	$16,775
Liabilities, convertible redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$13,520	$5,622
Reward points payable	5,280	7,936
Common stock warrant liability	96	443
Deferred revenue	5,089	237
Current portion of loan payable	37,500	10,000
Total current liabilities	61,485	24,238
Loans payable, less current portion	—	24,782
Fair value of derivative embedded within convertible debt	—	3,870
Other long-term liabilities	1,312	1,263
Total liabilities	62,797	54,153
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding 34,275 shares as of March 31, 2014	37,541	—
Commitments and contingencies
Stockholders' deficit:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding 21,804.2 shares as of March 31, 2014	3,997	—
Common stock, $0.001 par value: authorized 300,000,000 shares, outstanding 1,508,641 shares as of March 31, 2014 and 1,139,056 shares as of June 30, 2013	2	1
Additional paid-in-capital	247,255	186,567
Treasury stock, 207,664 shares as of March 31, 2014	(11,286)	—
Due from executive officer	—	(3,561)
Accumulated deficit	(272,207)	(220,385)
Total stockholders' deficit	(32,239)	(37,378)
Total liabilities, convertible redeemable preferred stock and stockholders' deficit	$68,099	$16,775

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Revenues	$3,306	$3,395	$12,677	$9,322
Cost of watchpoints and engagement points	1,148	(2,593)	(1,509)	(6,393)
Selling, general and administrative expenses	(18,841)	(44,185)	(61,745)	(81,027)
Operating loss	(14,387)	(43,383)	(50,577)	(78,098)

Other income (expense):
Other income, net	529	801	1,420	3,982
Interest expense, net	(256)	(474)	(2,597)	(793)
Total other income (expense)	273	327	(1,177)	3,189

Net loss before provision for income taxes	(14,114)	(43,056)	(51,754)	(74,909)

Income tax expense	(22)	(23)	(68)	(67)

Net loss	(14,136)	(43,079)	(51,822)	(74,976)

Accretion of Series A Convertible Redeemable Preferred Stock	176	—	352	—

Net loss attributable to common stockholders	$(13,960)	$(43,079)	$(51,470)	$(74,976)

Net loss per common share attributable to common stockholders - basic and diluted	$(9.32)	$(42.12)	$(42.64)	$(76.68)

Weighted average common shares outstanding - basic and diluted	1,498,010	1,022,873	1,207,050	977,802

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2013	$1	$—	$186,567	$—	$(3,561)	$(220,385)	$(37,378)
Net loss						(51,822)	(51,822)
Compensation charge for warrants issued in connection with borrowings on line of credit			3,810				3,810
Issuance of preferred stock in exchange for $20M 8% Note and common shares		2,793	2,580	(5,736)			(363)
Issuance of preferred stock in exchange for common shares and warrants		1,204	(13,843)	(1,905)			(14,544)
Rescission of common shares in exchange for warrants			3,450	(3,450)			—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants			6,259				6,259
Extinguishment of embedded derivative within convertible debt			3,854				3,854
Extinguishment of a portion of common stock warrant liability			92				92
Common shares issued for Wetpaint acquisition	1		31,553				31,554
Common shares issued for Dijit acquisition			2,809				2,809
Purchase of common shares from former officer				(195)			(195)
Interest income on note receivable from Executive Officer					(85)		(85)
Payment of note receivable from Executive Officer					3,646		3,646
Interest income on note receivable from shareholders			(1)				(1)
Accretion of Series A Convertible Redeemable Preferred Stock			352				352
Employee stock options - share based compensation			5,427				5,427
Restricted stock - share based compensation			14,346				14,346
Balance March 31, 2014	$2	$3,997	$247,255	$(11,286)	$—	$(272,207)	$(32,239)

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (Unaudited)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Operating activities:
Net loss	$(51,822)	$(74,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	14,346	13,325
Employee stock options - share based compensation	5,427	10,250
Common stock and warrants issued in connection with Private Placements - share based compensation	—	18,040
Compensation charge related to fair value of convertible debt embedded derivative	—	6,662
Shares issued for services	—	70
Stock compensation expense in connection with line of credit borrowing	3,810	—
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	6,259	—
Interest expense related to November 25, 2013 PIPE Exchange	1,231	—
Decrease in fair value of convertible debt embedded derivative	(16)	(501)
Decrease in fair value of common stock warrants	(346)	(3,983)
Depreciation and amortization	4,043	2,840
Increase in fair value of Loyalize guarantee	—	503
Interest income on notes receivable from shareholders and officer	(86)	(103)
Interest expense added to convertible note	—	782
Provision for doubtful accounts	—	75
Income from deferred revenue contracts acquired with Loyalize acquisition	—	(194)
Other	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	(488)	(815)
Other receivables	(49)	959
Prepaid expenses	(1,169)	(245)
Other assets	(103)	—
Deferred revenue	4,852	(344)
Accounts payable and accrued expenses	(3,501)	1,269
Reward points liability	(2,656)	3,455
Other liabilities	49	103
Net cash used in operating activities	(20,219)	(22,845)
Investing activities:
Acquisition of Wetpaint, net of cash acquired	(647)	—
Purchase of Property and Equipment	(178)	(537)
Capitalized software costs	(821)	(69)
Net cash used in investing activities	(1,646)	(606)
Financing activities:
Proceeds from loans, net	23,500	5,000
Purchase of common shares from former officer	(195)	—
Loan from Executive Officer	—	17,500
Repayment of Recapitalization Note from Executive Officer	3,646	—
Term loan agreement security interest	(5,000)	—
Notes receivable shareholders	—	77
Net cash provided by financing activities	21,951	22,577
Net increase (decrease) in cash	86	(874)
Cash at Beginning of Period	1,359	2,963
Cash at End of Period	$1,445	$2,089

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

Supplemental cash flow information:
Cash paid during the period for interest	$426	$—
Non-cash investing activities:
Common stock and restricted stock units issued for Wetpaint acquisition	$31,554	$—
Contingent consideration related to Wetpaint acquisition	$6,100	$—
Contingent consideration related to Dijit acquisition	$526	$—
Liability for remaining cash consideration related to Wetpaint acquisition	$3,367	$—
Stock issued in satisfaction of Loyalize guarantee	$—	$1,465
Non-cash financing activities:
Exchange of Original $20 million Line of Credit Note for preferred stock	$20,000	$—
Waiver of interest on Original $20 million Line of Credit Note	$1,748	$—
Extinguishment of embedded derivative within convertible debt	$3,854	$—
Extinguishment of a portion of common stock warrant liability	$92	$—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  The Company now conducts business under the name Viggle Inc.

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

On March 19, 2014, the Company effectuated a 1-for-80 reverse stock split (the “1-for-80 Reverse Split”). Under the terms of the 1-for-80 Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-eightieth of one share of common stock, without any action by the stockholder. Fractional shares were cashed out. All share and per share amounts have been restated to reflect the 1-for-80 Reverse Split.

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

2.  Line of Business and Recent Acquisitions

The Company's Line of Business

Viggle is a mobile and web-based entertainment marketing platform that uses incentives to make content consumption and discovery more rewarding for media companies, brands and consumers. Viggle helps guide consumers towards various forms of media consumption with television enhancement, music discovery, entertainment content publishing and distributed viewing reminders. Viggle helps consumers decide what to watch and when, broadens the viewing experience with real time games and additional content, and rewards viewers for being loyal to their favorite shows throughout a season, allowing them to earn points. For brands, Viggle provides advertising clients with targeted interactive ads to amplify their TV messaging to verified audiences. For media companies, Viggle delivers promotional benefits by driving viewers to specific shows, engaging them in a richer content experience, and increasing awareness of promoted shows through web, mobile and social channels.
The Company's content website, wetpaint.com, extends its promotional capabilities by reaching potential viewers before a TV show is broadcast and by allowing viewers to continue the conversation with additional show coverage after the broadcast date. The Company also has technology that helps consumers search for media and set reminders to watch their favorite TV shows and movies wherever they are offered.  In addition, the Company recently launched its music service, which allows consumers to check in to songs on Viggle and also earn points. As a media company, Viggle seeks to attract a significant and growing audience in order to sell advertising. The Company believes that making entertainment more rewarding and engaging for consumers will drive them to use Viggle.

U.S. consumers can become Viggle users through a free app that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store and the Google Play Store. After a consumer downloads the app, he or she must create an account. Viggle then allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, chat with friends, play games, or discover more about the show, all while watching TV. Users can also use the application to discover new music. The app can listen to a song and identify it and allow users to build playlists and purchase the music. All of this activity earns users points they can redeem for real rewards.

Through wetpaint, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries each day. The Company generates revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from at least 190 English and Spanish television channels within the United States and over 20 million songs.

The Company has purchased and will continue to source rewards from vendors that it will issue to users upon the redemption of their points.  The Company has only generated minimal revenue to date, and there is no guarantee that it will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue its business.

Acquisition of Dijit

On January 29, 2014, the Company acquired Dijit Media, a San Francisco based maker of award-winning technology that helps consumers search for, find, and set reminders for their favorite TV shows and movies wherever and whenever they are offered. The operations of this acquisition are not material, and thus, pro forma disclosures are not presented.

Acquisition of Wetpaint

On December 16, 2013, the Company and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent). The acquisition agreement and the transactions contemplated thereby were approved by the Company's Board of Directors, the board of directors of each of Merger Sub and Wetpaint, and a majority of the holders of Wetpaint common stock and Wetpaint preferred stock. On December 16, 2013, Merger Sub merged with and into Wetpaint, with Wetpaint continuing as the surviving corporation and the Company's wholly-owned subsidiary. The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Code.

Wetpaint is a Seattle, Washington-based Internet company, founded in 2005, that publishes the website Wetpaint.com, focused on entertainment news, and develops a proprietary technology platform, the Social Distribution System, that is used to provide analytics for its own website as well as other online publishers.
.
In connection with the Acquisition, all outstanding shares of Wetpaint Capital Stock were converted into the right to receive an aggregate amount of cash and shares of Viggle common stock (the “Stock Consideration”) payable as described below.  At the completion of the Acquisition, (i) $1,634 in cash (subject to certain adjustments for payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders), $22,923 in shares of Viggle common stock (subject to certain adjustments as described below) and $3,860 in restricted stock units were delivered to the holders of Wetpaint Capital Stock in accordance with the allocation set forth in the Merger Agreement, and (ii) $4,771 in shares of Viggle common stock (the “Escrow Shares”) were delivered to an escrow agent to satisfy potential indemnification claims.  There are no known indemnification claims, and the escrow was established to cover claims in the event that any indemnification claims arise or are discovered. The shares will be held in escrow for a period of twelve months after closing to satisfy any indemnification claims that might arise during that twelve month period, and if no claims arise, these shares will be distributed to the former shareholders of Wetpaint.  In addition, in February of 2014, Viggle paid an aggregate amount of approximately $3,367 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders) to the holders of Wetpaint capital stock in accordance with the allocation set forth in the acquisition agreement. The values of shares of Viggle common stock and restricted stock units noted above were based on the average closing market price of the Company's common stock during the 10 days prior to completion of the Acquisition, in accordance with the Acquisition Agreement.

Pursuant to the terms of the Acquisition Agreement, if the Company completes a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to the Recapitalization, the shares constituting such stock consideration collectively represent less than 13.17% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), the Company will issue to its stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of the Company's common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represent 13.17% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to the Recapitalization, the shares constituting the stock consideration collectively represent greater than 17.55% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then the Company will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represent 17.55% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. The Company determined a fair value of $6,100 for this contingent consideration and have added such amount to the total acquisition price. At December 31, 2013 and March 31, 2014, the fair value was $5,400 and $5,000, respectively. This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The change in fair value of $400 and $1,100 has been included in other income, net for the three and nine months ended March 31, 2014, respectively in the accompanying consolidated statements of operations.

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

A summary of the fair value of consideration transferred for the Acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price prior to the Acquisition	$31,554
Payable to sellers	1,619
Contingent consideration (a)	6,100
Total consideration transferred	39,273

Preliminary allocation:
Goodwill	24,836
Intangible assets	17,984
Other assets	1,723
Total liabilities, including acquired accrued expenses	(5,270)
$39,273

(a) As noted above, the contingent consideration is the estimated fair value of additional stock consideration if the Company completes a recapitalization prior to December 15, 2015. The Company cannot estimate a range of potential adjustment to the fair value of contingent consideration as such amount will be based on the market price of the Company's stock at the time of the Recapitalization. However, if the Company's stock price were to change by 10%, the value of the contingent consideration would change by approximately $600.

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

The following unaudited pro forma condensed consolidated financial results of operations for the nine months ended March 31, 2014 and 2013 are presented as if the acquisition had been completed at the beginning of fiscal year 2013:

	Nine Months Ended March 31,
	2014	2013
Revenues	$15,604	$13,966
Operating loss	(51,647)	(81,954)
Net loss	(52,877)	(78,794)
Net loss per common share - basic and diluted	$(34.32)	$(51.88)

These pro forma condensed consolidated financial results have been prepared for comparative purposes only. No adjustment has been made to reflect the impact of of synergies and integration costs that would result from integration of this acquisition.

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposit that were required as collateral under the lease of office space and security interest held by Deutsche Bank Trust Company Americas in connection with the Company's Term Loan Agreement.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of March 31, 2014 was $103.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three and nine months ended March 31, 2014 were not significant.

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

There were no impairments of long-lived assets during the three and nine months ended March 31, 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $3,940 and $3,119 as of March 31, 2014 and June 30, 2013, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the three and nine months ended March 31, 2014 of $592 and $2,625, respectively. The Company recognized barter revenue and barter expense for the three and nine months ended March 31, 2013 of $1,034 and $1,631, respectively.

License Revenue: in addition to generating revenue from display and video advertising, from time to time the Company may also generate revenue from licensing its proprietary audio recognition software and related loyalty platform. Generally, revenue from such agreements is recognized ratably over the term of the agreement.

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

During the three months ended March 31, 2014, the Company recorded an adjustment reducing its point liability by approximately $2,304 related to the Company's estimate of "breakage". Breakage relates to the amount of points the Company estimates will never be redeemed by users. During the three months ended March 31, 2014, the Company determined that it had sufficient history and experience in order to properly estimate breakage. During the three months ended December 31, 2013, the Company recorded an adjustment reducing its point liability by approximately $2,400 related to a change in estimate of the average cost per point earned for users of the Viggle App.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the three and nine months ended March 31, 2014 was $1,620 and $5,465, respectively. Marketing expense for the three and nine months ended March 31, 2013 was $3,343 and $6,523, respectively.

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

4.  Property and Equipment

Property and Equipment consists of the following:

	March 31, 2014	June 30, 2013

Leasehold Improvements	$2,261	$2,254
Furniture and Fixtures	574	550
Computer Equipment	867	738
Software	176	100
Total	3,878	3,642
Accumulated Depreciation and Amortization	(1,297)	(827)
Property and Equipment, net	$2,581	$2,815

Depreciation and amortization charged to selling, general and administrative expenses for the nine months ended March 31, 2014 and 2013 amounted to $470 and $465, respectively.

5.  Intangible Assets

		March 31, 2014			June 30, 2013
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint Intangible Assets	84 months	$17,984	$(749)	$17,235	$—	$—	$—
Intellectual Property	36 months	4,209	(3,508)	701	4,209	(2,456)	1,753
Acquired Capitalized Software	36 months	2,350	(1,991)	359	2,350	(1,110)	1,240
Internally Generated Capitalized Software	36 months	3,940	(2,023)	1,917	3,119	(1,190)	1,929
Dijit Intellectual Property	84 months	1,581	(38)	1,543	—	—	—
Other	various	28	—	28	80	(60)	20

Total		$30,092	$(8,309)	$21,783	$9,758	$(4,816)	$4,942

See Note 2, Line of Business and Recent Acquisition, for discussion of intangible assets related to the Wetpaint acquisition.

Amortization of intangible assets included in selling, general and administrative expenses for the nine months ended March 31, 2014 and 2013 amounted to $3,573 and $1,083, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,

2014	$1,561
2015	3,960
2016	3,434
2017	3,106
2018	2,795

6. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	March 31, 2014	June 30, 2013

Term Loan Agreement ("DB Line")	12/31/2014	35,000	$35,000	$10,000
Revolving Loan Agreement	4/30/2014	2,500	2,500
Loans payable, current portion			$37,500	$10,000

New $25,000 Line of Credit	Retired	25,000	$—	$4,000
Secured Convertible 8% Notes	Retired	50,082	—	20,782
Long term debt			$—	$24,782

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

On December 13, 2013, the Company entered into an amendment (the “Amendment”) to the DB Line. Pursuant to the Amendment, the line of credit was increased to $35,000, and the maturity date was extended from December 16, 2013 to April 30, 2014. Interest will be due sooner as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the DB Line.

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

On February 13, 2014, the Company entered into a further amendment (the "February Amendment") to the DB Line.   Pursuant to the February Amendment, the maturity date of the DB Line was extended to December 31, 2014, and the mandatory prepayment provision was amended to provide that only the first $10,000 in net cash proceeds from an equity offering shall be required to be used to prepay amounts outstanding under the DB Line.

On March 11, 2014, the Company entered into a further amendment (the "March Amendment") to the DB Line. Pursuant to the March Amendment, the line of credit was increased from $30,000 to $35,000, providing the Company with an additional $5,000 for working capital purposes. Concurrent with the March Amendment, on March 11, 2014, the Company entered into a Pledge and Security Agreement with Deutsche Bank pursuant to which it agreed to provide Deutsche Bank a security interest in $5,000 in cash, as well as a pledge to secure the prompt and timely payment of all obligations under the DB Line. The Pledge and Security Agreement will remain in place as long as there are any obligations outstanding under the DB Line. The $5,000 is classified as restricted cash in the accompanying Consolidated Balance Sheet as of March 31, 2014.

The DB Line does not contain any financial covenants.

Repayment of the DB Line is guaranteed by Mr. Sillerman.  In consideration for the guarantee Mr. Sillerman's designee, SIC II, which is the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 125,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $80.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense in the third fiscal quarter of 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

As of March 31, 2014 and June 30, 2013 the Company had drawn $35,000 and $10,000, respectively, on the DB Line.  Interest expense on the DB Line for the three and nine months ended March 31, 2014 was $255 and $560, respectively.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II, an affiliate of Mr. Sillerman provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000, which, as described above, has since been repaid. In consideration of the Lender's agreement to provide the Original $25,000 Line of Credit, the Company issued to SIC II 62,500 shares of the Company's common stock. On September 16, 2013, pursuant to a Rescission Agreement (the "Rescission Agreement"), the Company and SIC II agreed to rescind the issuance of the 62,500 shares of the Company's common stock. Additionally, on September 16, 2013, the Company issued SIC II warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $55.20 per share. The warrants are exercisable for a period of five years from the date of issuance. The shares of common stock were held in treasury at March 31, 2014. See Note 8, Stockholders' Equity, for further discussion of the accounting impact of this transaction.

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

As described above, the balance of the New $25,000 Line of Credit was fully repaid on December 13, 2013 and the line was retired at that date. In connection with the draw downs during the three and six months ended December 31, 2013, the Company issued a total of 50 and 88 warrants and recorded compensation expense of $940 and $3,810, respectively. Interest expense on the New $25,000 Line of Credit was $410 during the nine months ended March 31, 2014. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 13, 2013, the Company recorded interest expense related to the November 25, 2013 PIPE Exchange of $1,231. See Note 8, Stockholders' Equity, for further discussion.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013, SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782. The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 500 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100 in principal amount of the Original Note exchanged, so that the Company issued to SIC 103,909 shares of Common Stock.

On September 16, 2013, in connection with the Rescission Agreement, the Company and SIC agreed to rescind the transactions in the Exchange Agreement. The effect of the transaction was to (a) rescind the issuance of the 103,909 shares originally issued to SIC and (b) rescind the exchange of the 8% Note for the Original $20,000 Line of Credit Note. This had the effect of extinguishing the 8% Note and reinstating the Original $20,000 Line of Credit Note. The Original $20,000 Line of Credit Note had accrued and unpaid interest on September 16, 2013 of $1,748. The shares of common stock were held in treasury at September 30, 2013.

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

Prior to the execution of the Note Exchange Agreement, the 8% Notes could have, at any time at the option of the holder thereof, been converted into shares of the Company's common stock at a conversion price equal to $100.00 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price was subject to "down round" protection, whereby any dilution above 33% requires the consent of a majority of holders of the 8% Notes, after which the 8% Notes would receive weighted-average share dilution protection. The Company determined that, due to the nature of the "down round" protection, the conversion feature was an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative was bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative was determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost and included in selling, general and administrative expense in the Consolidated Statements of Operations due to the fact that the 8% Notes were owned 100% by an executive officer of the Company. The embedded derivative was marked to market at June 30, 2013 and September 16, 2013 to a fair value of $3,870 and $3,854, respectively. The Company recorded a gain of $16 to other income, net in the Consolidated Statements of Operations for the quarter ended September 30, 2013. In connection with the Note Exchange Agreement, the embedded derivative no longer existed after September 16, 2013.

$2,500 Revolving Line of Credit

On January 31, 2014, the Company entered into a Revolving Loan Agreement (the “Revolving Line”) with Deutsche Bank, under which Deutsche Bank agreed to loan the Company up to $2,500. In addition, amounts outstanding under the Revolving Line may not exceed 85% of the Company's eligible accounts receivable at any time. The Company may, from time to time, request advances from the Revolving Line in amounts of no less than $500. Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $50 facility fee from the initial draw of $1,000 made at closing. The Revolving Line matures on April 30, 2014. The Company may make prepayments, in whole or in part, under the Revolving Line at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date. The Revolving Line is secured by a lien on all of the Company's assets. Repayment of the Revolving Line was guaranteed by Mr. Sillerman.  The Revolving Line does not contain any financial covenants. Interest expense on the Revolving Line was $16 for the three and nine months ended March 31, 2014.

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

8. Stockholders’ Equity

Common Stock

As of March 31, 2014 and June 30, 2013, there were 300,000,000 shares of authorized common stock of which 1,508,641 and 1,139,056 shares of common stock were outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

•	Each share of Series A Convertible Redeemable Preferred Stock is convertible, at the option of the holders, into shares of Company common stock at a conversion price of $92.00.

•
The Company may redeem any or all of the outstanding Series A Convertible Redeemable Preferred Stock at any time at the then current Stated Value, subject to a redemption premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $80.00 or more per share.

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

•
The shares of Series B Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at a conversion price of $92.00. The shares of Series B Convertible Preferred Stock may only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $133.60 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 25,000 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the

Company, (ii) a sale of at least 90% of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board has determined that the aggregate implied value of the Company's capital stock in such transaction is equal to or greater than $125,000.

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

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an exchange agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 32,618 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 25,800 shares of the Company's common stock at an exercise price of $640 (the “August PIPE Warrants”) and (c) warrants to purchase 6,818 shares of the Company's common stock at $100.00 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Redeemable Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”). The shares of common stock were held in treasury at March 31, 2014.

As described in Note 6, Loans payable, on November 25, 2013, the Company drew $1,045 under the New $25,000 Line of Credit, and drew an additional $955 from other investors who had committed to fund under the New $25,000 Line of Credit (the "LOC Investors").

On November 25, 2013, as part of an additional PIPE Exchange, the Company and the LOC Investors entered into exchange agreements pursuant to which the LOC Investors agreed to exchange: (a) a total of 2,388 shares of the Company's Common Stock and (b) warrants to purchase 2,388 shares of the Company's common stock that they had received in the PIPE Transactions for: (i) a total of 955 shares of Series A Convertible Preferred Stock and (ii) a total of 439.3 shares of Series B Convertible Preferred Stock. As a condition of such exchange, the LOC Investors committed to fund a total of $955 under the New $25,000 Line of Credit, and the Company drew on those commitments on November 25, 2013. The debt to the LOC Investors is subordinate to the Company's Term Loan Agreement with Deutsche Bank Trust Company Americas. As part of such draw, the Company also issued to the LOC Investors warrants to purchase 11,938 shares of the Company’s Common Stock at $80.00 per share. These warrants are exercisable for 5 years. The Company recorded debt discount of $1,231, based on the fair values of the common stock, warrants and Convertible Preferred Stock. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 16, 2013, described in Note 6, Loans Payable, the Company wrote off the debt discount as interest expense.

Carrying Value and Compensation Expense

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the shares of Series A Convertible Redeemable

Preferred Stock and Series B Convertible Preferred Stock have been recorded in the accompanying consolidated balance sheet at their fair values as of the date of the exchange of September 16, 2013. In addition, in connection with the Exchange Agreement, the Company recorded compensation expense of $6,259 during the nine months ended March 31, 2014. The Series A Convertible Redeemable Preferred Stock is classified as mezzanine equity in the accompanying consolidated balance sheets. The difference between the carrying value of the Series A Convertible Redeemable Preferred Stock and its liquidation value is being accreted over the redemption period of 5 years. During the three and nine months ended March 31, 2014, the Company recorded accretion of $176 and $352, respectively, related to the Series A Convertible Redeemable Preferred Stock.

Related Approvals

Because the transaction referred to in the foregoing section entitled "PIPE Exchanges" involved Mr. Sillerman, or an affiliate of his, the transaction was subject to certain rules regarding "affiliate" transactions. As such, it was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

9. Share-Based Payments

Equity Incentive Plan

On March 19, 2014, the Company effectuated a 1-for-80 reverse stock split (the “1-for-80 Reverse Split”). All share and per share amounts have been restated to reflect the 1-for-80 Reverse Split.

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and March 31, 2014, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period. This information does not include RSUs granted as part of the acquisition of Wetpaint described in Note 2.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2013	23,365	$2,488.80
Granted	—	—
Vested	(8,188)	2,272.00
Forfeited and canceled	(313)	1,413.60
Nonvested at March 31, 2014	14,864	$2,488.00

Compensation expense related to restricted stock was $4,732 and $14,346 for the three and nine months ended March 31, 2014, respectively.  Compensation expense related to restricted stock was $4,875 and $13,325 for the three and nine months ended March 31, 2013, respectively. As of March 31, 2014 and June 30, 2013 there was $34,292 and $48,576, respectively, in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for the nine months ended March 31, 2014:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2013	217,872	$135.20
Granted	13,975	52.00
Exercised	—	—
Forfeited and canceled	(31,020)	96.80
Outstanding at March 31, 2014	200,827	136.00
Exercisable at March 31, 2014	95,569	$154.40

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the nine months ended March 31, 2014 and 2013 were estimated based on the following weighted average assumptions:

	Nine Months Ended March 31,
	2014	2013
Expected volatility	80%	80%
Risk-free interest rate	1.7%	0.92%
Expected dividend yield	—	—
Expected life (in years)	6.03	6.46
Estimated fair value per option granted	$38.40	$76.00

Compensation expense related to stock options of $1,676 and $5,427 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three and nine months ended March 31, 2014, respectively. Compensation expense related to stock options of $2,015 and $10,250 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three and nine months ended March 31, 2013, respectively. As of March 31, 2014, there was approximately $7,449 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

10.  Income Taxes

For the three and nine months ended March 31, 2014, the Company recorded an income tax provision of $22 and $68, respectively to reflect tax amortization of the Company's goodwill.  For the three and nine months ended March 31, 2013, the Company recorded an income tax provision of $23 and $67, respectively. At March 31, 2014, the Company had  a Net Operating Loss carryforward of $60,901, which will begin to expire in 2030.  The Company has established a full valuation allowance against its deferred tax assets as of March 31, 2014 and June 30, 2013.

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

11.  Related Party Transactions

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed promissory notes in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amounts of $3,242.  The note was an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Interest income recorded on this note for the three and nine months ended March 31, 2014 was $17 and $85, respectively. Interest income recorded on this note for the three and nine months ended March 31, 2013 was $35 and $105, respectively. The Recapitalization Note was repaid by Mr. Sillerman on February 16, 2014.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity of providing legal services, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and nine months ended March 31, 2014, the Company billed Circle $7 and $67, respectively. For the three and nine months ended March 31, 2013, the Company billed Circle $49 and $207, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of March 31, 2014 and June 30, 2013 was $79 and $23, respectively.

The Company also entered into a shared services agreement with SFX, a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three and nine months ended March 31, 2014, the Company billed SFX $180 and $465, respectively. For the three and nine months ended March 31, 2013, the Company billed SFX $68 and $90, respectively.  The balance due from SFX as of March 31, 2014 and June 30, 2013 was $197 and $47, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company therefor.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three and nine months ended March 31, 2014, the Company billed Mr. Sillerman $0 and $8, respectively.  For the three and nine months ended March 31, 2013, the Company billed Mr. Sillerman $66 and $209, respectively. The balance due from Mr. Sillerman as of March 31, 2014 and June 30, 2013 was $7 and $0, respectively.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440.00 and is exercisable into 1 share of common stock at a price of $640.00 over a term of 3 years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a price equal to the price of the newly issued shares (the "Warrants"). In connection with the PIPE Exchanges described in Note 8, Stockholders' Equity, the exercise price of the Warrants was reset to $92.00 on September 16, 2013. The fair value of the warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. As described in Note 6, Loans Payable, 6,818 warrants were exchanged on September 16, 2013. The remaining 14,545 warrants were marked to market as of March 31, 2014 to a fair value of $96. The Company recorded a gain of $346 and $3,983 to other income, net in the accompanying Consolidated Statements of Operations for the nine months ended March 31, 2014 and 2013, respectively. The Company's warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which were due to mature on March 11, 2016. The 8% Notes allowed for, at any time at the option of the holder thereof, conversion into shares of the Company's common stock at a conversion price equal to $100.00 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price was subject to "down round" protection, whereby any dilution above 33% required the consent of a majority of holders of the 8% Notes, after which the 8% Notes would receive weighted-average share dilution protection. The Company previously determined that, due to the nature of the "down round" protection, the conversion feature was an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative was bifurcated from the host contract and recorded at its fair value utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The embedded derivative was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost due to the fact that the 8% Notes were owned 100% by an executive officer of the Company. The fair value of the embedded derivative at June 30, 2013 and September 16, 2013 was $3,870 and $3,854, respectively. The Company recorded a gain of $16 to other income, net in the Consolidated Statements of Operations for the quarter ended September 30, 2013. In connection with the Note Exchange Agreement described in Note 6, Loans Payable, the embedded derivative no longer existed after September 16, 2013.

As discussed in Note 2, Line of Business and Recent Acquisitions, the Company estimated the fair value of contingent consideration for the acquisition of Wetpaint at $6,100. In addition, the Company estimated the fair value of contingent consideration for the acquisition of Dijit at $526. As of March 31, 2014, the fair value of total contingent consideration for acquisitions was estimated to be $5,464. The Company recorded a gain of $1,162 to other income, net in the accompanying Consolidated Statements of Operations for the nine months ended March 31, 2014. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at June 30, 2013	$4,313
Additions to Level 3	6,626
Unrealized gains for the period included in other income, net	(1,433)
Extinguishments	(3,946)
Balance at March 31, 2014	$5,560

13.  Subsequent Events

On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of $8.00 per share, resulting in approximately $32,100 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014.
As previously disclosed in its Current Report on Form 8-K filed on March 24, 2014, the Company entered into Exchange Agreements with each of the holders of its Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”), pursuant to which each of the holders agreed to exchange their shares of Series A Preferred Stock and Series B Preferred Stock on the terms described in the Exchange Agreements (the “Exchange”). Consummation of the Exchange was contingent upon the completion of the closing of a public offering of the Company’s equity securities pursuant to a registration statement on Form S-1 through which the Company raised at least $20,000 in net cash proceeds. Immediately prior to the completion of the Exchange, the holders of the Series A Preferred Stock and Series B Preferred Stock, including affiliates of Mr. Sillerman, held 34,275 shares of Series A Preferred Stock and 21,804.2 shares Series B Preferred Stock. On April 30, 2014, those shares were exchanged for a total of 7,151,284 shares of the Company’s common stock.

As previously disclosed in the Company’s Current Report on Form 8-K filed on December 16, 2013, the Company and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint (solely with respect to Articles 1, 5 and 6 and Subsection 11.1 of the Merger Agreement) and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent). The Merger Agreement required that upon the completion of the Exchange, the amount of the Company’s common stock issued as consideration in the transaction (the “Stock Consideration”) would be adjusted such that, after giving effect to the Exchange, the shares constituting the Stock Consideration collectively would represent 13.17% of the total outstanding shares of the Company’s common stock on a fully-diluted basis (subject to certain adjustments set forth in the Merger Agreement) prior to the Public Offering. In addition, on January 29, 2014, the Company entered into an Agreement and Plan of Merger with Dijit Media, Inc. containing similar anti-dilution provisions. Upon completion of the Exchange, the Company issued to the former stockholders of Wetpaint.com, Inc. and Dijit Media, Inc. a total of 748,536 additional shares of the Company’s common stock.

On April 30, 2014, the Company fully repaid its $2,500 Revolving Loan with Deutsche Bank as described in Note 6, Loans Payable. In addition, the Company also repaid $10,000 of its Term Loan with Deutsche Bank in accordance with the February Amendment to the DB Line described in Note 6, Loans Payable.

In May 2014, the Company launched the initial version of the Viggle Store. The initial version will allow users to redeem points directly for music downloads, either in the Viggle app or on the Internet. Also in May 2014, the Company deployed a private beta of an integration of offering Viggle points to users of Wetpaint who watch proprietary videos on the Wetpaint website.

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

Our Strategy
Viggle is a mobile and web-based entertainment marketing platform that uses incentives to make content consumption and discovery more rewarding for media companies, brands and consumers. Viggle helps guide consumers towards various forms of media consumption with television enhancement, music discovery, entertainment content publishing and distributed viewing reminders. Viggle helps consumers decide what to watch and when, broadens the viewing experience with real time games and additional content, and rewards viewers for being loyal to their favorite shows throughout a season, allowing them to earn points. For brands, Viggle provides advertising clients with targeted interactive ads to amplify their TV messaging to verified audiences. For media companies, Viggle delivers promotional benefits by driving viewers to specific shows, engaging them in a richer content experience, and increasing awareness of promoted shows through web, mobile and social channels.

Our content website, wetpaint.com, extends our promotional capabilities by reaching potential viewers before a TV show is broadcast and by allowing viewers to continue the conversation with additional show coverage after the broadcast date. We also have technology that helps consumers search for media and set reminders to watch their favorite TV shows and movies wherever they are offered.  In addition, we recently launched our music service, which allows consumers to check in to songs on Viggle and also earn points. As a media company, we seek to attract a significant and growing audience in order to sell advertising. We believe that making entertainment more rewarding and engaging for consumers will drive them to use Viggle.

Overview of Our Service
U.S. consumers can become Viggle users through a free app that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store and the Google Play Store. After a consumer downloads the app, he or she must create an account. Viggle then allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, chat with friends, play games, or discover more about the show, all while watching TV. Users can also use the application to discover new music. The app can listen to a song and identify it and allow users to build playlists and purchase the music. All of this activity earns users points they can redeem for real rewards.

Through wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries each day. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from at least 190 English and Spanish television channels within the United States and over 20 million songs. We are able to verify TV check ins across broadcast, cable, online, satellite, time-shifted and on-demand content as well as most songs cataloged on Apple’s iTunes music library. The ability to verify check ins is critical because users are rewarded with points for each check in and engagement (defined as a poll, video quiz, game or slide show). Users can redeem the points within the rewards catalog for items that have a monetary value such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded and other merchandise. Once a user has “checked-in” to content, the app provides a set of optional games, tools, and information to enhance the consumer experience.

Viggle points can be earned through six different activities within the app: WatchPoints (1 point for every minute a user is checked-in on Viggle TV), Bonus Points (added points for connecting with promoted content), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for connecting with a series of shows or songs), Music Match Points (points earned for matching a song on Viggle), and Advertising Points (advertising revenue we share with our customers in the form of points).

From the launch of the Viggle application on January 25, 2012, and through March 31, 2014, 4,347,619 users have registered for Viggle, of which we have deactivated 206,966 for a total of 4,140,653 registered users. For the three months ended March 31, 2014, we had an average of 405,576 monthly active users. Monthly active users are computed by determining those users that have logged in to the Viggle app at any time during the month.  As of March 31, 2014, our members have checked in to 379,526,039 TV programs and more than 26,000,000 songs and spent an average of 64 minutes and 25 seconds of active time within the Viggle App per session.  Over 173,000 users have tagged a song in the Viggle app.

Our rewards catalog consists of a variety of deals, sweepstakes, products, Viggle merchandise (such as t-shirts) and select retail gift cards. For example, users may redeem 5,000 points for a 10% discount with certain retailers, redeem 100 points to participate in a sweepstakes to win an AppleTV, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of March 31, 2014, users have earned over 539 million points through Viggle's new music service. As of March 31, 2014 users have redeemed over 36 billion points for a total of 2,895,575 rewards, for an average of 12,673 points per reward redemption. The total retail value of rewards redeemed through March 31, 2014 is approximately $17.9 million.

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

Wetpaint operates media properties that attracted approximately 15.7 million unique monthly users in March 2014 and have a combined social reach of over eight million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for the Viggle app and unique monthly users of the Wetpaint media properties. We define Total Active Reach as the amount of monthly active users for the Viggle app and the cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the cumulative number of times people have “followed” a Wetpaint account on Twitter. Our Total Reach and Total Active Reach for March 2014 was 20.8 million and 8.8 million, respectively.

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

The back-end technology for our app has been designed to accommodate the significant numbers of simultaneous check ins required to support prime time television audiences. This back-end technology has the capacity to support simultaneous check ins around major television and music events such as the Super Bowl. In addition to maintaining dedicated facilities, we are using third-party cloud computing services from Amazon Web Services to help us scale our audio recognition capacity as efficiently as possible.

The Wetpaint Entertainment website was launched in 2010 with the goal of providing a unique voice to the coverage of entertainment and celebrities. In order to build and develop an audience for Wetpaint’s proprietary content, Wetpaint has developed an audience development engine, which is called the Social Publishing Platform. The Social Publishing Platform is designed to generate fans on Wetpaint’s pages on Facebook and other social media outlets. Wetpaint content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to Wetpaint’s websites. The Social Publishing Platform contains a test and measurement system that delivers real-time audience insights, and provides optimized distribution by audience.

The technology supporting our unique feature of digital fingerprinting and our matching technology used in the Viggle application is subject to a currently unissued but pending patent.

Revenue
We began generating revenues in early calendar year 2012. Advertising is displayed in the Viggle application and on the wetpaint.com websites. We generate advertising revenue on all of our applications and websites, including Viggle and wetpaint.com, in two primary ways. First, we maintain a dedicated sales team which sells advertising directly to brand advertisers and television networks and to advertising agencies that represent brand advertisers and television networks. Second, we also generate revenue through our relationships with third party mobile advertising networks, including AdColony, Tremor and YuMe. These third party mobile advertising networks have relationships with advertisers to publish their advertisements on various publisher websites and mobile applications, including ours. Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18 and 49, and are active in television, digital and retail marketing. We generate revenue from standard mobile media advertising sales and affiliate programs:

•	when our users click and view advertisements in our app or on our Wetpaint websites;

•	when a TV network or brand pays to have a particular show promoted either for a one-time airing or throughout a season;

•	when our users complete an engagement appearing in our app that is created by an advertising agency, our brand partners or our team; and

•	through affiliate or bounty commissions to third parties if our users purchase items or subscribe to services after clicking from our app to other apps or websites.

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

In addition to generating revenue from standard mobile media advertising and affiliate programs, from time to time we may also generate revenue from licensing our proprietary audio recognition software and related loyalty platform. On March 10, 2014, we entered into a software license and services agreement with SFX Entertainment, Inc., a company affiliated with Robert F. X. Sillerman, our Chairman, Chief Executive Officer and principal stockholder, the first license agreement that we have entered into for our audio recognition software and related loyalty program. Pursuant to the terms of the license agreement, SFX paid us $5,000 to license our audio recognition software and related loyalty platform for a term of ten years.

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

When a user signs up for and downloads our app, we collect the user’s email, zip code, television provider and date of birth. The email enables us to verify the user and reduces the chance of fraud. The zip code allows us to present a relevant list of cable and satellite providers to the user to deliver the correct channel listing data. Knowing the television provider in turn helps us to increase the rate of success for television show matching. We encourage users to provide additional information such as their physical mailing address. Knowing a user’s birthday allows us to verify that the user is at least 13 years old. The physical mailing address is required for the delivery of physical goods selected by a user in the app rewards catalog. This information also helps us better target relevant advertising to the user. We manage this information in adherence with standard privacy policies and regulations.

We generate content for wetpaint.com that appeals largely to women between the ages of 18 and 49. Our coverage of TV shows and celebrities strives to attract repeat visitors to the website that want to read about the latest entertainment news. We use our audience development engine, which is called the Social Publishing Platform, to capture and distribute to Facebook fans, so that our content will appear in Facebook feeds, and generate traffic to our websites.

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

While there are a variety of companies currently in the market that offer either manual check in or audio verification, we believe our app differs significantly because we offer users real, as opposed to virtual, rewards such as unique deals and offers, electronics, sweepstakes, charitable donations, select retail gift cards and Viggle-branded merchandise, and we drive our customers to engage and interact with TV shows for longer periods of time. We offer a comprehensive range of features and functionality, such as automatic check ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that reward our users for being more loyal to their TV shows and provides our users with, we believe, more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the app with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer users a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

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

The Mobile Marketing Industry
The media industry has become increasingly fragmented, with more choices than ever and with new models of media consumption. According to eMarketer, in August 2013, 63% of media consumed by users was not television, with mobile representing 20% of consumption.

According to data from Experian Marketing Services, U.S. consumers are now spending more than 58 minutes a day on their smartphones for a variety of activities including talking, texting, social networking, emailing, visiting websites and playing games. The emergence and growth of mobile devices has led to the “always connected consumer”, and advertisers continue to search for ways to engage with this audience. Advertisers are spending considerable sums of money to target the mobile user. For example, according to eMarketer, while television advertising is expected to continue to grow, from $60 billion in 2011 to $70 billion in 2017, its share of the advertising market is expected to decrease to 40% over that time. On the other hand, according to eMarketer, mobile advertising is expected to expand from $1.6 billion in 2011 to $31 billion in 2017, and its share of the advertising market is also expected to increase from 1% to 12% over that time.

The way in which consumers are using their smartphones and tablets have changed in recent years with the growth in usage of apps, self-contained software programs specifically made for mobile devices. According to Flurry Analytics, the average number of apps used on a daily basis continues to grow, measuring 7.9 in the fourth quarter of 2012 compared to 7.2 in the fourth quarter of 2010. The emergence of the App marketplace has created a unique opportunity and challenge for developers and advertisers to monetize the usage by consumers.

The challenge presented with mobile advertising is that users can find the mobile advertising experience interruptive. While click-through banner ads are popular on web browsers, there is a higher degree of consumer engagement with watching an ad or interacting with an ad, and smart phone users expect more for their behavior.

According to a December 2012 study conducted by Forrester Consulting on behalf of Tapjoy, a mobile advertising and publishing platform, 59% of smartphone users agreed that if they have to see ads while using an app, they would prefer to be offered a reward in exchange for watching or interacting with the ad. Rewards programs influence consumer behavior and drive recurring revenue in other industries, including the consumer retail, hospitality and financial services industries. In 2013, according to Colloquy, the average household participated in 20 reward or loyalty programs.

Recent Developments
Acquisition of Dijit

On January 29, 2014, we acquired Dijit Media, a San Francisco-based company that has created technology that helps consumers to search for TV shows and set reminders to watch their favorite TV shows and movies wherever and whenever they are offered.  The Dijit “reminder button” is easily embedded into any web page, mobile app, banner ad campaign or social property. The button can be found on the web pages of more than 80 TV shows appearing on major networks. We believe that the acquisition of Dijit Media will enhance our relationships with broadcast networks as the acquired technology combined with Viggle's ability to promote TV shows will give us a greater ability to promote TV shows to our user base.  We anticipate that Dijit Media will not have a material impact on our overall operating results in the near term.

Acquisition of Wetpaint

On December 16, 2013, we and Merger Sub entered into the acquisition agreement with Wetpaint, certain stockholders of Wetpaint and Shareholder Representative Services LLC (solely in its capacity as the Stockholders’ Agent). The acquisition agreement and the transactions contemplated thereby were approved by our Board of Directors, the board of directors of each of Merger Sub and Wetpaint, and a majority of the holders of Wetpaint common stock and Wetpaint preferred stock. On December 16, 2013, Merger Sub merged with and into Wetpaint, with Wetpaint continuing as the surviving corporation and our wholly-owned subsidiary. The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Code.

Wetpaint is a Seattle, Washington-based Internet company, founded in 2005, that publishes the website Wetpaint Entertainment (located at Wetpaint.com), focused on entertainment news, and develops a proprietary technology platform, the Social Distribution System, that is used to provide analytics for its own website as well as other online publishers. While Wetpaint previously generated revenue both through licensing its platform and through the sale of advertising on its website, Wetpaint ceased to conduct its licensing business prior to our acquisition of Wetpaint, and we anticipate that all of Wetpaint's revenues going forward will be generated through the sale of advertising.

In connection with the Acquisition, all outstanding shares of Wetpaint capital stock were converted into the right to receive an aggregate amount of cash and shares of our common stock payable as described below. Promptly after the effective time of the Acquisition, (i) $1,634 in cash (subject to certain adjustments for payment of certain transaction expenses by us and bonus and premium payments to certain Wetpaint employees and stockholders) and $22,924 in shares of our common stock (subject to certain adjustments as described below) and $3,860 in restricted stock units were delivered to the holders of Wetpaint capital stock in accordance with the allocation set forth in the merger agreement, and (ii) $4 in cash and $4,771 in shares of our common stock were delivered to an escrow agent to satisfy potential indemnification claims and cover certain expenses of the escrow agent. The shares will be held in escrow for a period of twelve months after closing to satisfy any indemnification claims that might arise during that twelve month period, and if no claims arise, these shares will be distributed to the former shareholders of Wetpaint. There are no known indemnification claims at this time. In February of 2014, (a) an aggregate amount of approximately $3,367 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by us and bonus and premium payments to certain Wetpaint employees and stockholders) was delivered to the holders of Wetpaint capital stock in accordance with the allocation set forth in the acquisition agreement and (b) $46 was delivered to the escrow agent to cover certain expenses of the escrow agent.

Pursuant to the terms of the acquisition agreement, if we complete the Recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to the Recapitalization, the shares constituting such stock consideration collectively represent less than 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), we will issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represent 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to the Recapitalization, the shares constituting the stock consideration collectively represent greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represent 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time.

Pursuant to the acquisition agreement, we entered into a nomination agreement, effective at the closing of the Acquisition, with certain Wetpaint/Viggle Holders pursuant to which the Wetpaint/Viggle Holders party thereto were granted certain rights with respect to nominating a member of our Board of Directors or selecting a representative to attend all meetings of our Board of Directors in a nonvoting observer capacity.

Pursuant to the acquisition agreement, we entered into a stockholders agreement, effective at the closing of the Acquisition, with Robert F.X. Sillerman, our Executive Chairman, Chief Executive Officer, Director and principal stockholder, and certain Wetpaint/Viggle Holders (the “Stockholders Agreement”). Pursuant to the terms of the Stockholders Agreement, the Wetpaint/Viggle Holders party to the Stockholders Agreement appointed as their proxy, and granted a power of attorney to, Mr. Sillerman with respect to any proposal submitted for Viggle stockholder approval, and authorized Mr. Sillerman to represent and vote all of such Wetpaint/Viggle Holders’ shares of our capital stock entitled to vote on such matters in his sole discretion. Additionally, pursuant to the Stockholders Agreement, certain Wetpaint/Viggle Holders were granted certain “pre-emptive” rights which allow them to purchase a pro rata portion of any equity securities or debt securities convertible into equity securities that we propose to offer or sell for the purposes of raising new capital (subject to certain exceptions) during the period following the closing of the Acquisition until the first to occur of the time prior to our completing the Recapitalization and December 31, 2015.

We also entered into a registration rights agreement, effective at the closing of the Acquisition, with certain Wetpaint/Viggle Holders, pursuant to which we granted piggy-back registration rights to the Wetpaint/Viggle Holders party thereto for a specified period following the date on which Viggle completes a subsequent offering.

Pursuant to the acquisition agreement, we also entered into a lockup agreement, effective at the closing of the Acquisition, with certain Wetpaint/Viggle Holders, pursuant to which the Wetpaint/Viggle Holders party thereto are prohibited from selling shares of our common stock until the date that is six months following the date on which we complete a subsequent offering.

Pursuant to the acquisition agreement, we also entered into the employment agreements, effective at the closing of the Wetpaint Acquisition, with each of L. Benjamin Elowitz and Robert Grady. The employment agreements provide that Messrs. Elowitz and Grady will serve for a three year term and also set forth their respective titles, duties and compensation. In addition, the employment agreements contain provisions relating to termination, confidentiality, non-solicitation and non-competition.

Wetpaint's operating results from the date of acquisition through March 31, 2014 are included in our operating results for the nine months ended March 31, 2014.

Reverse Stock Split

On March 19, 2014, we effected a 1-for-80 reverse stock split of our outstanding shares of common stock. All information in this filing on Form 10-Q gives effect to the 1-for-80 reverse split of our issued and outstanding shares of common stock, options and warrants.

Recapitalization

On January 7, 2014, a special committee of our Board of Directors approved a recapitalization of the Company pursuant to which Sillerman Investment Company LLC, an affiliate of Mr. Sillerman, and the other holders of our Series A preferred stock and Series B preferred stock will exchange their Series A preferred stock and Series B preferred stock for shares of our common stock. There are currently 34,275 shares of Series A preferred stock outstanding, each of which has a stated value of $1,000 and accrues dividends at 7% per share. Each share of Series A preferred stock will be exchanged for a number of shares of common stock equal to the stated value of the share, plus all accrued and unpaid dividends thereon, multiplied by 16 (and further divided by 80 for the reverse stock split). For example, if a share of Series A preferred stock has $20 in accrued and unpaid dividends, then the stated value of such share plus accrued and unpaid dividends on the share would equal $1,020, and the share would be converted into 16,320 shares of common stock, which amount would be further adjusted to 204 shares after giving effect to the reverse stock split described above. In addition, there are 21,804.2 shares of Series B preferred stock outstanding. Each share of Series B preferred will be exchanged for one share of common stock, which will then be further adjusted to 0.0125 shares after giving effect to the reverse stock split described above. We refer to these transactions collectively as the “Recapitalization.” Consummation of the Recapitalization is contingent upon the completion of a public offering.
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

Results of Operations

Results for the Three and Nine Months ended March 31, 2014 and 2013 (amounts in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	Variance	2014	2013	Variance
Revenues	$3,306	$3,395	$(89)	$12,677	$9,322	$3,355
Cost of watchpoints and engagement points	1,148	(2,593)	3,741	(1,509)	(6,393)	4,884
Selling, general and administrative expenses	(18,841)	(44,185)	25,344	(61,745)	(81,027)	19,282
Operating loss	(14,387)	(43,383)	28,996	(50,577)	(78,098)	27,521
Other income (expense):
Other income, net	529	801	(272)	1,420	3,982	(2,562)
Interest expense, net	(256)	(474)	218	(2,597)	(793)	(1,804)
Total other (expense) income	273	327	(54)	(1,177)	3,189	(4,366)
Net loss before provision for income taxes	(14,114)	(43,056)	28,942	(51,754)	(74,909)	23,155
Income tax expense	(22)	(23)	1	(68)	(67)	(2)
Net loss	$(14,136)	$(43,079)	$28,943	$(51,822)	$(74,976)	$23,153

Consolidated Operating Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (amounts in thousands)

Revenues

Revenue in the three months ended March 31, 2014 was $3.3 million, a slight decrease of $(0.1) million from the three months ended March 31, 2013.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended March 31, 2014 was a benefit of $1.1 million, a decrease of $3.7 million from the three months ended March 31, 2013. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The decrease is primarily due to an adjustment reducing the reward points liability by $2.3 million related to the Company's estimate of breakage (points that will not be redeemed by users), as well as a decrease in the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.8 million for the three months ended March 31, 2014, a decrease of $25.3 million from the three months ended March 31, 2013. The decrease was primarily due to decreases in stock based compensation of $25.2 million and marketing costs of $1.9 million, partially offset by increases in amortization expense of $1.0 million and technology related costs of $0.7 million.

Other Income, Net

Other income, net was $0.5 million for the three months ended March 31, 2014, a decrease of $0.3 million from the three months ended March 31, 2013. Other income, net for the three months ended March 31, 2014 included a gain related to the valuation of contingent consideration for acquisitions of $0.5 million. Other income, net for the three months ended March 31, 2013 included a gain related to the valuation of the common stock warrant payable of $0.8 million.

Interest Expense, Net

Interest expense, net was $0.3 million for the three months ended March 31, 2014, a decrease of $0.2 million from the three months ended March 31, 2013. The decrease was due to lower interest rates on the Company's total debt during the three months ended March 31, 2014 compared to March 31, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2014 and June 30, 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $0.02 million to reflect tax amortization of the Company's goodwill.

Consolidated Operating Results for the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013 (amounts in thousands)

Revenues

Revenue in the nine months ended March 31, 2014 was $12.7 million, an increase of $3.4 million from the nine months ended March 31, 2013. The increase was primarily from increased 3rd party video advertising on the Viggle App, barter revenue and advertising on the Wetpaint.com website.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the nine months ended March 31, 2014 was $1.5 million, a decrease of $4.9 million from the nine months ended March 31, 2013. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The decrease is primarily due to adjustments reducing the reward points liability by $2.3 million related to the Company's estimate of breakage (points that will not be redeemed by users) and $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.7 million for the nine months ended March 31, 2014, a decrease of $19.3 million from the nine months ended March 31, 2013. The decrease was primarily due to decreases in stock based compensation of $18.5 million, professional fees and outside labor of $2.4 million, and marketing costs of $1.2 million, partially offset by increases in technology related costs of $1.8 million and amortization expense of $1.2 million.

Other Income, Net

Other income, net was $1.4 million for the nine months ended March 31, 2014, a decrease of $2.6 million from the nine months ended March 31, 2013. Other income, net for the nine months ended March 31, 2014 included a gain related to the valuations of contingent consideration for acquisitions of $1.1 million, and a gain related to the valuation of the common stock warrant payable of $0.3 million. Other income, net for the nine months ended March 31, 2013 included a gain related to the valuation of the common stock warrant payable of $4.0 million and $0.5 million related to the valuation of the conversion feature within the convertible note, partially offset by an increase in the Loyalize guarantee liability of $0.5 million.

Interest Expense, Net

Interest expense, net was $2.6 million for the nine months ended March 31, 2014, an increase of $1.8 million from the nine months ended March 31, 2013. During the nine months ended March 31, 2014, $1.2 million of debt discount related to the November 25, 2013 PIPE Exchange was recorded as interest expense. The increase was also due to higher levels of debt during the nine months ended March 31, 2014.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2014 and June 30, 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the nine months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $0.07 million to reflect tax amortization of the Company's goodwill.

Non-GAAP Adjusted Rewards Costs and Adjusted EBITDA
We provide a non-GAAP measure for adjusted rewards costs as an alternative view of our cost of providing rewards to its users. The Company reports rewards costs in its Consolidated Statement of Operations in both Cost of Watchpoints and Engagement Points and in Selling, General and Administrative expenses. Management believes that a useful financial measure for investors is to provide to them the amount of cash we have actually paid to provide rewards to its users. Therefore, we adjust Cost of Watchpoints and Engagement Points as reported, which represents the cost of points earned by users during the period, to the cost of actual rewards redeemed by users during the period. Selling, General and Administrative expenses as reported are likewise adjusted as certain point costs are classified as marketing. We also present Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that represents operating loss (as reported) plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs. The information on adjusted rewards costs and Adjusted EBITDA should be considered in addition to, but not in lieu of operating income prepared in accordance with generally accepted accounting principles in the United States (GAAP). Management believes these non-GAAP measures enhance investors' understanding our financial performance. Since adjusted reward costs and Adjusted EBITDA are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows.

Reconciliation of rewards cost to adjusted rewards cost and selling, general and administrative expenses to adjusted selling, general and administrative expenses (amounts in thousands)
	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Cost of watchpoints and engagement points as reported	$1,148	$(2,593)	$(1,509)	$(6,393)
Adjustment to cost of watchpoints and engagement points	(2,093)	1,388	(2,340)	2,121
Adjusted cost of watchpoints and engagement points	(945)	(1,205)	(3,849)	(4,272)

Selling, general and administrative expenses as reported	(18,841)	(44,185)	(61,745)	(81,027)
Adjustment to selling, general and administrative expenses	(157)	650	(230)	1,053
Adjusted selling, general and administrative expenses	$(18,998)	$(43,535)	$(61,975)	$(79,974)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Operating loss as reported	$(14,387)	$(43,383)	$(50,577)	$(78,098)
Add:
Stock compensation costs	6,408	31,572	29,843	48,347
Adjustment to cost of watchpoints and engagement points	(2,093)	1,388	(2,340)	2,121
Adjustment to selling, general and administrative expenses	218	650	145	1,053
Depreciation and amortization costs	1,978	970	4,043	2,840
Adjusted EBITDA *	$(7,876)	$(8,803)	$(18,886)	$(23,737)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At March 31, 2014 and June 30, 2013, we had cash balances of $1.4 million and $1.4 million, respectively.

Available Line of Credit

As of March 31, 2014, the Company had no funds available under any of its lines of credit.

The Company's Capital Requirements and 12-Month Plan for its Business

Our capital requirements to fund our business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards. These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest variable cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle app, we expect to generate increased revenue from the sale of digital media within our app and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the application, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the app. In respect to our operating costs, employee salaries, cost of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, to market the Viggle app, and to build and develop a Viggle Digital Media Store over the next 12 months. The overall level of expenses will be reflective of management’s view of the current opportunities for the Viggle app within the marketplace. We utilize significant computing resources to run our mobile platform and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with user growth. We plan to carefully manage our growth and related costs to ensure we have sufficient capital resources to meet the goals of our business plan for the next 12 months.

We have projected the plan for our business for the next 12 months, which is subject to change resulting from both internal and external circumstances. Our 12-month plan has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis. Our 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this filing on form 10-Q, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on form 10-Q. We do not warrant or guarantee the foregoing. Our June 30, 2013 financial statements contained a going concern emphasis in our audit opinion.

Our current plan will require capital of approximately $13,000 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on form 10-Q, we have no availability to draw on our credit lines to fund our operations, nor do we expect to have any availability subsequent to the filing of the report on form 10-Q. Therefore, we do not plan to rely on debt financing to meet our capital needs for the next 12 months. In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $13,000 in new capital (in excess of the cash currently held by us). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the app and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our app becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During the first three quarters of Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the app. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the app may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the app. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

The actual amount of funds required for the next 12 months may vary depending upon the number of users, the rewards offered, the marketing and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which prospective users enroll in the app. In the event that the required cash is not funded from revenue, we will need to raise additional capital through either debt or equity financing (see Note 13. Subsequent Events to the Consolidated Financial Statements as of March 31, 2014 related to the Company's common stock offering that occurred in April 2014). Alternatively, we would need to revise our business plan to reduce our spending rate and delay certain projects that are part of our business plan based on the amount of capital available until additional capital is raised.

Cash Flows for the nine months ended March 31, 2014 (amounts in thousands)

	Nine Months Ended March 31,
	2014	2013

Net cash used by operating activities	$(20,219)	$(22,845)
Net cash used in investing activities	$(1,646)	$(606)
Net cash provided by financing activities	$21,951	$22,577

Operating Activities

In the nine months ended March 31, 2014, net cash used in operating activities was $20.2 million, including our net loss of $51.8 million, non cash, stock based compensation charges of $29.8 million and depreciation and amortization of $4.0 million. In addition, net cash outflows from changes in operating assets and liabilities was $3.1 million, primarily as a result from a decrease in accounts payable and accrued expenses of $3.5 million.

In the nine months ended March 31, 2013 net cash used in operating activities was $22.8 million, including our net loss of $75.0 million, non cash, stock based compensation charges of $48.3 million and depreciation and amortization of $2.8 million; and non cash income from the change in fair value of the common stock warrant liability of $4.0 million. In addition, net cash inflows from changes in operating assets and liabilities was $4.4 million, primarily as a result from increases in the reward points liability of $3.5 million and accounts payable and accrued expenses of $1.3 million.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2014 was $1.6 million consisting of our acquisition of Wetpaint, investments in internally generated software, and additions for property and equipment.

Cash used in investing activities in the nine months ended March 31, 2013 was $0.6 million consisting of additions for leasehold improvements, furniture and fixtures and computer equipment.

Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2014 of $22.0 million primarily consisted of net borrowings on our lines of credit. Such amount was utilized to fund working capital requirements and for general operating purposes.

Cash provided by financing activities in the nine months ended March 31, 2013 of $22.6 million consisted of borrowings on a grid promissory note. Such amount was utilized to fund working capital requirements and for general operating purposes.

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

During the three months ended March 31, 2014, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $96,511 and $91,403 for the fiscal years ended June 30, 2012 and June 30, 2013, respectively. We incurred a net loss of $52,298 for the nine months ended March 31, 2014, and had an accumulated deficit of approximately $272,683 as of that date. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained elsewhere in this filing for the fiscal year ended June 30, 2013 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2013, had deficiencies in working capital. We are unlikely to pay dividends or generate significant revenues or earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

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

As of May 1, 2014, approximately 8,240,565 shares of our common stock, not including warrants, options, or other rights to acquire common stock, are owned and/or controlled by Robert F.X. Sillerman, our Executive Chairman, Chief Executive Officer, Director, and principal stockholder, his affiliates, and current affiliates and insiders. Accordingly, Mr. Sillerman and current affiliates and insiders collectively control approximately 59.8% of the total voting power of our shares, with Mr. Sillerman directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders. Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), of which Mr. Sillerman is a director and Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in the section entitled “Certain Relationships and Related Transactions” elsewhere in this filing on form 10-Q. In addition, one of our directors, John Miller, is a member of the board of directors of SFX and our newest director, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle and is also a member of the board of directors of SFX. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.

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

Although it cannot use the technology licensed to it by us to compete with our current business, SFX may have the ability to compete with us in future lines of business.

Although our license agreement with SFX does not permit SFX to use our technology in a manner or for applications that we believe would be competitive with our current or proposed operations and businesses, the license agreement does provide SFX with the ability to use our technology within a relatively broad range, which could result in SFX using our technology to compete with us in other businesses we may elect to pursue in the future.

Failure to successfully combine and integrate the business of Wetpaint or Dijit in the expected time frame may adversely affect our future results.

The success of our acquisitions of Wetpaint and Dijit will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Wetpaint and Dijit with our existing business. To realize these anticipated benefits, the businesses of Wetpaint and Dijit must be successfully integrated and combined. If users of each of the Wetpaint, Dijit and Viggle services do not prove to have an affinity to the new complementary services they are introduced to, results of the combination could be worse than anticipated. Our management may face significant challenges in consolidating Wetpaint’s and Dijit's functions with ours, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If Wetpaint and Dijit are not successfully integrated, the anticipated benefits of our acquisitions of Wetpaint and Dijit may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from our acquisitions of Wetpaint and Dijit may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, users, and others with whom they have business or other dealings.

Since Wetpaint and Dijit are private companies, we may be required to expend substantial sums in order to bring them into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

Wetpaint and Dijit are not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that Wetpaint and Dijit evaluate and report on their system of internal controls. In addition, we will need to evaluate and integrate the system of internal controls for Wetpaint and Dijit. We did not conduct a formal evaluation of Wetpaint’s or Dijit's internal controls over financial reporting prior to our acquisition of those companies. If our finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase its risk of material weaknesses in internal controls.

We will incur significant transaction and merger-related transition costs in connection with our acquisitions of Wetpaint and Dijit.

We expect we will incur significant, non-recurring costs in connection with consummating the acquisition of Wetpaint and Dijit and integrating the operations of those companies. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with these acquisitions.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.
In order to attract consumers and maintain or increase engagement on Viggle, Wetpaint and Dijit properties, we believe we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop online content, products and services that are attractive and relevant to Viggle, Wetpaint and Dijit users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to Viggle, Wetpaint and Dijit properties and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.
Our licensing agreement with SFX Entertainment, Inc. may adversely affect our ability to generate revenues in the future.
On March 10, 2014, we entered into a software license and services agreement with SFX Entertainment, Inc., or SFX, a company affiliated with Robert F.X. Sillerman, our Chairman, Chief Executive Officer and principal stockholder, pursuant to which we licensed our audio recognition software and related loyalty program to SFX. SFX may use the software for its own internal business purposes and may sublicense the software to its affiliates or to its co-promoters. The agreement provides that during the term of the agreement we may not license the software to any third party that directly competes with SFX in the promotion of dance music. Therefore, the agreement will prevent us from entering into, and generating licensing revenues from, any third parties that compete with SFX in the promotion of dance music. The agreement also provides that SFX will receive 50% of our net revenues from the license of the software to any third party. Accordingly, any future revenues that we receive from licensing the technology to third parties will be reduced.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through March 31, 2014, we have invalidated 206,966 accounts for suspicious activity of a total of 4,347,619 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness and all of our assets are subject to a security interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of March 31, 2014, we had total debt outstanding of approximately $37.5 million. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. The terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives. In addition, we are party to a secured revolving credit agreement in the principal amount of $2.5 million. The revolving credit agreement is secured by all of our assets. In addition, we are also party to a term loan agreement in the aggregate principal amount of $35 million. We are party to a pledge and security agreement with the lender under that facility pursuant to which we pledged $5 million and provided a security interest in the account in which the funds are placed. Accordingly, we will not have access to those funds until all obligations under the term loan agreement are paid in full.

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

ITEM 2. Unregistered Sale of Equity and Use of Proceeds (amounts in thousands, except for share information )

On November 25, 2013, as part of a PIPE Exchange, the Company and the LOC Investors entered into exchange agreements pursuant to which the LOC Investors agreed to exchange: (a) a total of 2,388 shares of the Company's Common Stock and (b) warrants to purchase 2,388 shares of the Company's common stock that they had received in the PIPE Transactions for: (i) a total of 955 shares of Series A Convertible Preferred Stock and (ii) a total of 439.3 shares of Series B Convertible Preferred Stock. As a condition of such exchange, the LOC Investors committed to fund a total of $955 under the New $25,000 Line of Credit, and the Company drew on those commitments on November 25, 2013. The debt to the LOC Investors is subordinate to the Company's Term Loan Agreement with Deutsche Bank Trust Company Americas. As part of such draw, the Company also issued to the LOC Investors warrants to purchase 11,938 shares of the Company’s Common Stock at $80 per share. These warrants are exercisable for 5 years. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the warrants issued to the LOC Investors were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

On December 16, 2013, the Company, and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint (solely with respect to Articles 1, 5 and 6 and Subsection 11.1) and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent), pursuant to which Wetpaint became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company issued 540,921 shares of the Company's Common Stock to the former shareholders of Wetpaint. The Common Stock was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not have any plan or program to purchase any equity securities during the quarter. However, the Company has described in the chart below the transactions referred to above in this Item 2.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
October 2013	625 (1)	$52.00	-	-
November 2013	2,387.5 (2)	(2)	-	-
November 2013	625 (1)	$52.00	-	-
December 2013	625 (1)	$52.00	-	-
January 2014	625 (1)	$52.00	-	-
February 2014	625 (1)	$52.00	-	-
March 2014	625 (1)	$52.00	-	-

(1)    These purchases were made from one of the Company's former officers in connection with a put option agreement.
(2)    The Company did not receive or pay any cash for this transaction. This transaction is more particularly described in Note 6, "Loans Payable" and Note 8, "Stockholders' Equity (Deficit)" to the Consolidated Financial Statements of the Company for the quarter ended March 31, 2014 included in this Quarterly Report on Form 10-Q. Defined terms in the footnotes to this chart have the meanings ascribed to those terms in such Notes.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Elimination (2)
3.3	Certificate of Designations of the Series A Convertible Preferred Stock (3)
3.4	Certificate of Designations of the Series B Convertible Preferred Stock (4)
3.5	By-Laws (5)
14.1	Code of Business Conduct and Ethics (6)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 10.38 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(3)	Incorporated by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(4)	Incorporated by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(5)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(6)	Incorporated by reference to Exhibit 14.1 to the registrant's Registration Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

May 14, 2014	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

May 14, 2014	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)