Form 10-K
period 2014-06-30
Viggle Inc.
filed 2014-09-29
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Common Stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2013, based on the closing price of such stock on the Pink Sheets on such date, was $30,590,733.

As of September 12, 2014, there were 15,741,041 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Viggle Inc.
Annual Report on Form 10-K
June 30, 2014

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

As used in this report:

•

•	"Viggle" refers to Viggle Inc., a Delaware corporation (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Viggle and its subsidiaries, individually, or in any combination

•	"Fiscal 2014" refers to our current fiscal year, July 1, 2013 to June 30, 2014

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.	BUSINESS
Our Business
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

Our content website, wetpaint.com, extends our promotional capabilities by reaching potential viewers before a TV show is broadcast and by allowing viewers to continue the conversation with additional show coverage after the broadcast date. We also have technology that helps consumers search for media and set reminders to watch their favorite TV shows and movies wherever they are offered.  In addition, we recently launched our music service, which allows consumers to check-in to songs on Viggle and also earn points. As a media company, we seek to attract a significant and growing audience in order to sell advertising. We believe that making entertainment more rewarding and engaging for consumers will drive them to use Viggle.

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

Through wetpaint.com, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries each day. We generate revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

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

Viggle points can be earned through six different activities within the App: WatchPoints (1 point for every minute a user is checked-in on Viggle TV), Bonus Points (added points for connecting with promoted content), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for connecting with a series of shows or songs), Music Match Points (points earned for matching a song on Viggle), and Advertising Points (advertising revenue we share with our customers in the form of points). Viggle points can also be earned by engaging in entertainment content on Wetpaint's websites.

From the launch of the Viggle App on January 25, 2012, and through June 30, 2014, 5,560,828 users have registered for Viggle, of which we have deactivated 207,559 for a total of 5,353,269 registered users. For the three months ended June 30, 2014, we had an average of 653,419 monthly active users. Monthly active users are computed by determining those users that have logged in to the Viggle App at any time during the month.  As of June 30, 2014, our members have checked in to 403,181,838, TV programs and more than 50,000,000 songs and spent an average of 64 minutes and 8 seconds of active time within the Viggle App per session.  Over 354,000 users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.   Users may also redeem 5,000 points for a 10% discount with certain retailers, redeem points to participate in sweepstakes for a chance to win brand name merchandise, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of June 30, 2014, users have earned over 1.1 billion points through Viggle's new music service. As of June 30, 2014 users have redeemed over 40 billion points for a total of 3,146,276 rewards, for an average of 12,981 points per reward redemption. The total retail value of rewards redeemed through June 30, 2014 is approximately $19.3 million.

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

Wetpaint operates media properties that attracted approximately 12.5 million unique monthly users in June 2014 and have a combined social reach of over 8.9 million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and unique monthly users of the Wetpaint media properties. We define Total Active Reach as the amount of monthly active users for the Viggle App and the cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the cumulative number of times people have “followed” a Wetpaint account on Twitter. Our Total Reach and Total Active Reach for June 2014 was approximately 18.4 million and 9.4 million, respectively.

Our Technology
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

In addition to generating revenue from standard mobile media advertising and affiliate programs, from time to time we may also generate revenue from licensing our proprietary audio recognition software and related loyalty platform. On March 10, 2014, we entered into a software license and services agreement with SFX, a company affiliated with Mr. Sillerman, the first license agreement that we have entered into for our audio recognition software and related loyalty program. Pursuant to the terms of the license agreement, SFX paid us $5,000 to license our audio recognition software and related loyalty platform for a term of ten years.

Our Target Consumers
While most people watch television and listen to music, we are targeting male and female consumers between the ages of 18 and 49. This target audience was selected due to the amount of TV and music they consume on a weekly basis, as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while consuming entertainment. To continue to build our user base, we will target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, broadcast and print media outlets.

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

The ways in which consumers are using their smartphones and tablets have changed in recent years with the growth in usage of apps, self-contained software programs specifically made for mobile devices. According to Flurry Analytics, the average number of apps used on a daily basis continues to grow, measuring 7.9 in the fourth quarter of 2012 compared to 7.2 in the fourth quarter of 2010. The emergence of the app marketplace has created a unique opportunity and challenge for developers and advertisers to monetize the usage by consumers.

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

Recent Developments

Acquisition of Choose Digital
On June 24, 2014, we acquired Choose Digital Inc. ("Choose Digital"), a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives. With the acquisition, the Choose Digital platform will power digital media rewards for the Viggle platform, including music, audio books, TV and movies, enabling Viggle members to get free entertainment content just for enjoying their favorite TV shows and music.

In connection with the Merger, all outstanding shares of Choose Digital capital stock, along with certain promissory notes payable by Choose Digital, were converted into the right to receive in the aggregate (A) approximately 1,963,309 shares of Viggle common stock (the “Stock Consideration”), (B) approximately 205,761 restricted stock units, plus (C) a contingent payment, to be made within five business days after the first anniversary of the closing date, in an aggregate amount up to $4,792, depending on the trading price of Viggle common stock at that time.

Acquisition of Dijit
On January 29, 2014, we acquired Dijit Media, Inc. ("Dijit Media"), a San Francisco-based company that has created technology that helps consumers to search for TV shows and set reminders to watch their favorite TV shows and movies wherever and whenever they are offered.  The Dijit “reminder button” is easily embedded into any web page, mobile app, banner ad campaign or social property. The button can be found on the web pages of more than 80 TV shows appearing on major networks. We believe that the acquisition of Dijit Media will enhance our relationships with broadcast networks as the acquired technology combined with Viggle's ability to promote TV shows will give us a greater ability to promote TV shows to our user base.  We anticipate that Dijit Media will not have a material impact on our overall operating results in the near term.

Acquisition of Wetpaint
On December 16, 2013, we entered into an acquisition agreement with Wetpaint.com, Inc. ("Wetpaint"), certain stockholders of Wetpaint and Shareholder Representative Services LLC (solely in its capacity as the Stockholders’ Agent) ("the Acquisition"). The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Code.

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

Pursuant to the terms of the acquisition agreement, if we completed a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition would be adjusted such that (i) if upon giving effect to a recapitalization, the shares constituting such stock consideration collectively represented less than 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), we would issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represented 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to a recapitalization, the shares constituting the stock consideration collectively represented greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represented 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. In connection with the public offering and a recapitalization described below, on April 30, 2014, the Company issued approximately 700,000 shares of common stock and approximately 98,000 restricted stock units to the former shareholders of Wetpaint.

The operating results for each acquisition are included in our consolidated operating results from the date of acquisition through June 30, 2014.

Reverse Stock Split
On March 19, 2014, we effected a 1-for-80 reverse stock split of our outstanding shares of common stock. All information in this filing on Form 10-K gives effect to the 1-for-80 reverse split of our issued and outstanding shares of common stock, options and warrants.

Public Offering
On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of $8.00 per share, resulting in approximately $31,800 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014.

Recapitalization
On March 24, 2014, the Company entered into Exchange Agreements with each of the holders of its Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”), pursuant to which each of the holders agreed to exchange their shares of Series A Preferred Stock and Series B Preferred Stock on the terms described in the exchange agreements (the “Exchange”). Consummation of the Exchange was contingent upon the completion of the closing of a public offering of the Company’s equity securities pursuant to a registration statement on Form S-1 through which the Company raised at least $20,000 in net cash proceeds. Immediately prior to the completion of the Exchange, the holders of the Series A Preferred Stock and Series B Preferred Stock, including affiliates of Mr. Sillerman, held 34,275 shares of Series A Preferred Stock and 21,804.2 shares of Series B Preferred Stock. On April 30, 2014, those shares were exchanged for a total of 7,151,284 shares of the Company’s common stock.

Intellectual Property

As of June 30, 2014, the Company has filed to protect its initial trademarks and has filed patents to protect its technology, which are currently pending.  We anticipate that there will be patent and other filings in the future.  We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2014, the Company had a total of 135 full-time employees.  Management considers its relationship with its employees to be good.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $91,403 and $68,477 for the fiscal years ended June 30, 2013 and June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of approximately $288,862. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained elsewhere in this filing for the fiscal year ended June 30, 2014 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2014 and 2013, had deficiencies in working capital. We are unlikely to pay dividends or generate significant revenues or earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our Company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

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

As of August 1, 2014, approximately 8,240,565 shares of our common stock, not including warrants, options, or other rights to acquire common stock, are owned and/or controlled by Robert F.X. Sillerman, our Executive Chairman, Chief Executive Officer, Director, and principal stockholder, his affiliates, and current affiliates and insiders. Accordingly, Mr. Sillerman and current affiliates and insiders collectively control approximately 52.3% of the total voting power of our shares, with Mr. Sillerman directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock. As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders. Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), of which Mr. Sillerman is a director and Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our Company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in the section entitled “Certain Relationships and Related Transactions” elsewhere in this filing on Form 10-K. In addition, one of our directors, John Miller, is a member of the board of directors of SFX and our newest director, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle and is also a member of the board of directors of SFX. Although Circle, SFX and our Company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises.

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

The digital and mobile technology business is highly fragmented, extremely competitive, and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us and our competitors. We are an entertainment company that utilizes digital media and Smartphone technology. If we are successful, larger and more established entertainment companies, with significantly greater resources, may try to enter the market with similar technologies, and may be in better competitive positions than we are. Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Our principal competitors are in segments such as:

•	Applications promoting social TV or music experiences and discussions; and

•	White label providers of social media and media-specific applications.

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

Failure to successfully combine and integrate the businesses of Wetpaint, Dijit or Choose Digital in the expected time frame may adversely affect our future results.

The success of our acquisitions of Choose Digital, Wetpaint and Dijit will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Choose Digital, Wetpaint and Dijit with our existing business. To realize these anticipated benefits, the businesses of Choose Digital, Wetpaint and Dijit must be successfully integrated and combined. If users of each of the Choose Digital, Wetpaint, Dijit and Viggle services do not prove to have an affinity to the new complementary services they are introduced to, results of the combination could be worse than anticipated. Our management may face significant challenges in consolidating Choose Digital's, Wetpaint’s and Dijit's functions with ours, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If Choose Digital, Wetpaint and Dijit are not successfully integrated, the anticipated benefits of our acquisitions of Choose Digital, Wetpaint and Dijit may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from our acquisitions of Choose Digital, Wetpaint and Dijit may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, users, and others with whom they have business or other dealings.

Since Choose Digital, Wetpaint and Dijit were private companies, we may be required to expend substantial sums in order to bring them into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

Prior to our acquisitions of them, Choose Digital, Wetpaint and Dijit were not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that Choose Digital, Wetpaint and Dijit evaluate and report on their system of internal controls. We will need to evaluate and integrate the system of internal controls for Choose Digital, Wetpaint and Dijit. We did not conduct a formal evaluation of Choose Digital's, Wetpaint’s or Dijit's internal controls over financial reporting prior to our acquisition of those companies. If our finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase its risk of material weaknesses in internal controls.

We will incur significant transaction and merger-related transition costs in connection with our acquisitions of Choose Digital, Wetpaint and Dijit.

We expect we will incur significant, non-recurring costs in connection with consummating the acquisitions of Choose Digital, Wetpaint and Dijit and integrating the operations of those companies. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with these acquisitions.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.
In order to attract consumers and maintain or increase engagement on Viggle, Choose Digital, Wetpaint and Dijit properties, we believe we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop online content, products and services that are attractive and relevant to Viggle, Choose Digital, Wetpaint and Dijit users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to Viggle, Choose Digital, Wetpaint and Dijit properties and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.
Our licensing agreement with SFX Entertainment, Inc. may adversely affect our ability to generate revenues in the future.

On March 10, 2014, we entered into a software license and services agreement with SFX, a company affiliated with Mr. Sillerman, pursuant to which we licensed our audio recognition software and related loyalty program to SFX. SFX may use the software for its own internal business purposes and may sublicense the software to its affiliates or to its co-promoters. The agreement provides that during the term of the agreement we may not license the software to any third party that directly competes with SFX in the promotion of dance music. Therefore, the agreement will prevent us from entering into, and generating licensing revenues from, any third parties that compete with SFX in the promotion of dance music. The agreement also provides that SFX will receive 50% of our net revenues from the license of the software to any third party. Accordingly, any future revenues that we receive from licensing the technology to third parties will be reduced.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through June 30, 2014, we have invalidated 207,559 accounts for suspicious activity of a total of 5,560,828 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2014, we had total debt outstanding of approximately $15.0 million. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. The terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives. In addition, we are also party to a term loan agreement in the aggregate principal amount of $15 million. We are party to a pledge and security agreement with the lender under that facility pursuant to which we pledged $5 million and provided a security interest in the account in which the funds are placed. Accordingly, we will not have access to those funds until all obligations under the term loan agreement are paid in full.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEMS 2.	PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of June 30, 2014.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
902 Broadway 11th Floor New York, NY	Corporate Office	Corporate Headquarters	16,500 sq. ft.	Leased until April 2022
320 W. Ohio Street Chicago, IL	Satellite Office	Sales	155 sq. ft.	Leased until September 2014
6080 Center Drive Los Angeles, CA	Satellite Office	Sales	312 sq. ft.	Leased until November 2014
832 Sansome St. San Francisco, CA	Satellite Office	Dijit Headquarters	3,900 sq. ft.	Leased until June 2018
720 Third Ave Seattle, WA	Satellite Office	Wetpaint Headquarters	8,200 sq. ft.	Leased until November 2019
310 NW 26th Street Miami, FL	Satellite Office	Choose Digital Headquarters	910 sq. ft.	Leased until April 2016

ITEM 3.	LEGAL PROCEEDINGS

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

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 25, 2014, our common stock trades on the NASDAQ Stock Market under the symbol "VGGL." Prior to April 25, 2014, our common stock was traded in the over the counter market and was quoted on the OTC QB Electronic Quotation Service.

The following table sets forth the high and low bid prices of our common stock during the calendar year ended December 31, 2012 and through the second calendar quarter ended June 30, 2014.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2012
First quarter	$712.00	$440.00
Second quarter	$520.00	$200.00
Third quarter	$448.00	$56.00
Fourth quarter	$184.00	$88.00
2013
First quarter	$100.00	$56.00
Second quarter	$70.40	$25.60
Third quarter	$62.40	$48.00
Fourth quarter	$55.20	$32.00
2014
First quarter (1)	$52.00	$21.05
Second quarter	$21.00	$4.06

(1)
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

As of September 12, 2014, there were approximately 1,200 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2014 (amounts in thousands, except per share amounts).

1

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,818	$26.18	1,932
Equity compensation plans not approved by security holders (none)	—	—	—

(1) Includes 661,110 restricted shares, which are not currently vested, and there is no exercise price for such shares.

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

Our content website, wetpaint.com, extends our promotional capabilities by reaching potential viewers before a TV show is broadcast and by allowing viewers to continue the conversation with additional show coverage after the broadcast date. We also have technology that helps consumers search for media and set reminders to watch their favorite TV shows and movies wherever they are offered.  In addition, we recently launched our music service, which allows consumers to check-in to songs on Viggle and also earn points. As a media company, we seek to attract a significant and growing audience in order to sell advertising. We believe that making entertainment more rewarding and engaging for consumers will drive them to use Viggle.

Overview of Our Service

2

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

Viggle points can be earned through six different activities within the App: WatchPoints (1 point for every minute a user is checked-in on Viggle TV), Bonus Points (added points for connecting with promoted content), Live Engagement Points (points earned for playing MyGuy, Viggle Live or other games), Streaks and Quests (added points for connecting with a series of shows or songs), Music Match Points (points earned for matching a song on Viggle), and Advertising Points (advertising revenue we share with our customers in the form of points). Viggle points can also be earned by engaging in entertainment content on Wetpaint's websites.

From the launch of the Viggle App on January 25, 2012, and through June 30, 2014, 5,560,828 users have registered for Viggle, of which we have deactivated 207,559 for a total of 5,353,269 registered users. For the three months ended June 30, 2014, we had an average of 653,419 monthly active users. Monthly active users are computed by determining those users that have logged in to the Viggle App at any time during the month.  As of June 30, 2014, our members have checked in to 403,181,838, TV programs and more than 50,000,000 songs and spent an average of 64 minutes and 8 seconds of active time within the Viggle App per session.  Over 354,000 users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem 5,000 points for a 10% discount with certain retailers, redeem points to participate in sweepstakes for a chance to win brand name merchandise, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of June 30, 2014, users have earned over 1.1 billion points through Viggle's new music service. As of June 30, 2014 users have redeemed over 40 billion points for a total of 3,146,276 rewards, for an average of 12,981 points per reward redemption. The total retail value of rewards redeemed through June 30, 2014 is approximately $19.3 million.

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

Wetpaint operates media properties that attracted approximately 12.5 million unique monthly users in June 2014 and have a combined social reach of over 8.9 million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and unique monthly users of the Wetpaint media properties. We define Total Active Reach as the amount of monthly active users for the Viggle App and the cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the cumulative number of times people have “followed” a Wetpaint account on Twitter. Our Total Reach and Total Active Reach for June 2014 was approximately 18.4 million and 9.4 million, respectively.

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

In addition to generating revenue from standard mobile media advertising and affiliate programs, from time to time we may also generate revenue from licensing our proprietary audio recognition software and related loyalty platform. On March 10, 2014, we entered into a software license and services agreement with SFX, a company affiliated with Mr. Sillerman, the first license agreement that we have entered into for our audio recognition software and related loyalty program. Pursuant to the terms of the license agreement, SFX paid us $5,000 to license our audio recognition software and related loyalty platform for a term of ten years.

Watchpoints and Engagement Points
The Company issues points to its users as an incentive to utilize the Viggle App and its features.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned, but not redeemed, are classified as a liability.

The Company reports points earned for checking-in to shows and points earned for engaging in advertiser sponsored content as a separate line in its Consolidated Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in Selling, general and administrative expense.

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

The ways in which consumers are using their smartphones and tablets have changed in recent years with the growth in usage of apps, self-contained software programs specifically made for mobile devices. According to Flurry Analytics, the average number of apps used on a daily basis continues to grow, measuring 7.9 in the fourth quarter of 2012 compared to 7.2 in the fourth quarter of 2010. The emergence of the app marketplace has created a unique opportunity and challenge for developers and advertisers to monetize the usage by consumers.

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

Recent Developments
Acquisition of Choose Digital
On June 24, 2014, we acquired Choose Digital Inc. ("Choose Digital"), a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives. With the acquisition, the Choose Digital platform will power digital media rewards for the Viggle platform, including music, audio books, TV and movies, enabling Viggle members to get free entertainment content just for enjoying their favorite TV shows and music.

In connection with the Merger, all outstanding shares of Choose Digital capital stock, along with certain promissory notes payable by Choose Digital, were converted into the right to receive in the aggregate (A) approximately 1,963,309 shares of Viggle common stock (the “Stock Consideration”), (B) approximately 205,761 restricted stock units, plus (C) a contingent payment, to be made within five business days after the first anniversary of the closing date, in an aggregate amount up to $4,792, depending on the trading price of Viggle common stock at that time.

Acquisition of Dijit

On January 29, 2014, we acquired Dijit Media, Inc. ("Digit Media"), a San Francisco-based company that has created technology that helps consumers to search for TV shows and set reminders to watch their favorite TV shows and movies wherever and whenever they are offered.  The Dijit “reminder button” is easily embedded into any web page, mobile app, banner ad campaign or social property. The button can be found on the web pages of more than 80 TV shows appearing on major networks. We believe that the acquisition of Dijit Media will enhance our relationships with broadcast networks as the acquired technology combined with Viggle's ability to promote TV shows will give us a greater ability to promote TV shows to our user base.  We anticipate that Dijit Media will not have a material impact on our overall operating results in the near term.

Acquisition of Wetpaint
On December 16, 2013, we entered into an acquisition agreement with Wetpaint.com, Inc. ("Wetpaint"), certain stockholders of Wetpaint and Shareholder Representative Services LLC (solely in its capacity as the Stockholders’ Agent) ("the Acquisition"). The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Code.

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

Pursuant to the terms of the acquisition agreement, if we completed a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to a recapitalization, the shares constituting such stock consideration collectively represented less than 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), we will issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represented 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to a recapitalization, the shares constituting the stock consideration collectively represented greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represented 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. In connection with the public offering and a recapitalization described below, on April 30, 2014, the Company issued approximately 700,000 shares of common stock and approximately 98,000 restricted stock units to the former shareholders of Wetpaint.

The operating results for each acquisition are included in our consolidated operating results from the date of acquisition through June 30, 2014.

Reverse Stock Split
On March 19, 2014, we effected a 1-for-80 reverse stock split of our outstanding shares of common stock. All information in this filing on Form 10-K gives effect to the 1-for-80 reverse split of our issued and outstanding shares of common stock, options and warrants.

Public Offering
On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of $8.00 per share, resulting in approximately $31,800 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014.

Recapitalization
On March 24, 2014, the Company entered into Exchange Agreements with each of the holders of its Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”), pursuant to which each of the holders agreed to exchange their shares of Series A Preferred Stock and Series B Preferred Stock on the terms described in the exchange agreements (the “Exchange”). Consummation of the Exchange was contingent upon the completion of the closing of a public offering of the Company’s equity securities pursuant to a registration statement on Form S-1 through which the Company raised at least $20,000 in net cash proceeds. Immediately prior to the completion of the Exchange, the holders of the Series A Preferred Stock and Series B Preferred Stock, including affiliates of Mr. Sillerman, held 34,275 shares of Series A Preferred Stock and 21,804.2 shares of Series B Preferred Stock. On April 30, 2014, those shares were exchanged for a total of 7,151,284 shares of the Company’s common stock.
Going Concern
Our Consolidated Financial Statements as of June 30, 2014, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations for the Years Ended June 30, 2014 and 2013 (amounts in thousands)

	Year Ended June 30, 2014	Year Ended June 30, 2013	Variance
Revenues	$17,985	$13,907	$4,078
Cost of watchpoints and engagement points	(2,310)	(8,461)	6,151
Selling, general and administrative expenses	(81,534)	(102,433)	20,899
Operating loss	(65,859)	(96,987)	31,128
Other income (expense):
Other income, net	320	7,062	(6,742)
Interest expense, net	(2,805)	(1,408)	(1,397)
Total other income (expense)	(2,485)	5,654	(8,139)
Net loss before provision for income taxes	(68,344)	(91,333)	22,989
Income tax expense	(92)	(70)	(22)
Net Loss	$(68,436)	$(91,403)	$22,967

Consolidated Operating Results for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenues

Operating revenue for the year ended June 30, 2014 increased to $18.0 million from $13.9 million for the year ended June 30, 2013. The increase was primarily from increased 3rd party video advertising on the Viggle App, barter revenue and advertising on the Wetpaint.com website.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the year ended June 30, 2014 was $2.3 million, a decrease of $6.2 million from the prior year. Such costs relate to the cost of Viggle reward points earned by users of the App for checking-in to shows and engaging with advertising content.   The decrease is primarily due to adjustments reducing the reward points liability by $2.3 million related to the Company's estimate of breakage (points that will not be redeemed by users) and $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App. In addition, the average cost per point continues to decrease, which also contributed to the decrease in cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $81.5 million for the year ended June 30, 2014, a decrease of $20.9 million from the prior year. The decrease was primarily due to decreases of:

•	$19.9 million of stock based compensation costs;

•	$3.4 million of marketing costs;

•	$1.5 million of professional fees;

partially offset by increases of:

•	$2.9 million of technology related costs;

•	$2.1 million of amortization expense.

Other Income, Net

Other income, net for the year ended June 30, 2014 included a gain related to the valuation of the common stock warrant payable of $0.3 million. Other income, net for the year ended June 30, 2013 included a gain related to the valuation of the common stock warrant payable of $4.0 million and $2.6 million related to the valuation of the conversion feature within the convertible note, partially offset by an increase in the Loyalize guarantee liability of $0.5 million.

Interest Expense, Net

Interest expense, net was $2.8 million for the year ended June 30, 2014, which included interest income of $0.1 million. During the year ended June 30, 2014, $1.2 million of debt discount related to the November 25, 2013 PIPE Exchange was recorded as interest expense. The increase was also due to higher levels of debt during the year ended June 30, 2014. Interest expense, net was $1.4 million for the year ended June 30, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At June 30, 2014 and 2013, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the year ended June 30, 2014, the Company recorded an income tax provision of $0.1 million to reflect tax amortization of the Company's goodwill.

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
	Year ended June 30, 2014	Year ended June 30, 2013
Cost of watchpoints and engagement points as reported	$(2,310)	$(8,461)
Adjustment to cost of watchpoints and engagement points	(2,594)	3,187
Adjusted cost of watchpoints and engagement points	$(4,904)	$(5,274)

Selling, general and administrative expenses as reported	(81,534)	$(102,433)
Adjustment to Selling, general and administrative expenses	(283)	1,376
Adjusted Selling, general and administrative expenses	$(81,817)	$(101,057)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Year ended June 30, 2014	Year ended June 30, 2013
Operating loss as reported	$(65,859)	$(96,987)
Add:
Stock compensation costs	36,704	56,524
Adjustment to cost of watchpoints and engagement points	(2,594)	3,187
Adjustment to Selling, general and administrative expenses	(1,459)	1,376
Depreciation and amortization costs	5,894	3,771
Adjusted EBITDA *	$(27,314)	$(32,129)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time Selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources

Cash

At June 30, 2014 and 2013, we had cash balances of $0.01 million and $1.4 million, respectively.

Available Line of Credit

As of June 30, 2014, the Company had no funds available under any of its lines of credit.

The Company's Capital Requirements and 12-Month Plan for its Business

Our capital requirements to fund our business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards. These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest variable cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle App, we expect to generate increased revenue from the sale of digital media within our App and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards cost in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the App, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the App. In respect to our operating costs, employee salaries, cost of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, to market the Viggle App, and to build and develop a Viggle Digital Media Store over the next 12 months. The overall level of expenses will be reflective of management’s view of the current opportunities for the Viggle App within the marketplace. We utilize significant computing resources to run our mobile platform and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with user growth. We plan to carefully manage our growth and related costs to ensure we have sufficient capital resources to meet the goals of our business plan for the next 12 months.

We have projected the plan for our business for the next 12 months, which is subject to change resulting from both internal and external circumstances. Our 12-month plan has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis. Our 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this filing on form 10-K, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on form 10-Q. We do not warrant or guarantee the foregoing. Our June 30, 2014 financial statements contain a going concern emphasis in our audit opinion.

Our current plan will require capital of approximately $18,000 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on form 10-K, we have no availability to draw on our credit lines to fund our operations, nor do we expect to have any availability subsequent to the filing of the report on form 10-K. Therefore, we do not plan to rely on debt financing to meet our capital needs for the next 12 months. In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $18,000 in new capital (in excess of the cash currently held by us). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

The actual amount of funds required for the next 12 months may vary depending upon the number of users, the rewards offered, the marketing and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which prospective users enroll in the App. In the event that the required cash is not funded from revenue, we will need to raise additional capital through either debt or equity financing. Alternatively, we would need to revise our business plan to reduce our spending rate and delay certain projects that are part of our business plan based on the amount of capital available until additional capital is raised.

Cash Flows for the Year Ended June 30, 2014 (amounts in thousands)

	Year Ended June 30, 2014	Year Ended June 30, 2013
Net cash used by operating activities	$(33,563)	$(32,237)
Net cash provided by (used in) investing activities	$864	$(944)
Net cash provided by financing activities	$31,347	$31,577

Operating Activities

Cash used in operating activities was $33.6 million for the year ended June 30, 2014. This included a net loss of $68.4 million, partially offset by non-cash, share based compensation of $36.7 million.

Investing Activities

Cash provided by investing activities was $0.9 million for the year ended June 30, 2014. The primary components consisted of $3.6 million received from an executive officer as repayment of a recapitalization note, $1.4 million used for acquisitions, $0.2 million used for the purchase of property and equipment and $1.1 million used for capitalized software costs.

Financing Activities

Cash provided by financing activities was $31.3 million for the year ended June 30, 2014. This amount consisted primarily of $31.8 million of net proceeds from the Company's offering of common stock.

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

The Company recognized barter revenue and barter expense for the year ended June 30, 2014 of $4,640 and $4,640, respectively. The Company recognized barter revenue and barter expense for the year ended June 30, 2013 of $3,282 and $3,282, respectively.

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

Users earn points for various activities within the Company's App. The Company reports points earned for checking-in to shows and points earned for engaging in advertiser sponsored content as a separate line in its Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in Selling, general and administrative expense.

During the year ended June 30, 2014, the Company recorded an adjustment reducing its point liability by approximately $2,304 related to the Company's estimate of "breakage". Breakage relates to the amount of points the Company estimates will never be redeemed by users. During the year ended June 30, 2014, the Company determined that it had sufficient history and experience in order to properly estimate breakage. During the year ended June 30, 2014, the Company also recorded an adjustment reducing its point liability by approximately $2,400 related to a change in estimate of the average cost per point earned for users of the Viggle App.

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

There were no impairments of goodwill during the year ended June 30, 2014 as the fair value of the reporting unit exceeded its carrying amount.

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

There were no impairments of long-lived assets during the year ended June 30, 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,244 and $3,119 as of June 30, 2014 and June 30, 2013, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Viggle Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Viggle Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Viggle Inc. (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viggle Inc. at June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and at June 30, 2014 has a deficiency in working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY
September 16, 2014

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$7	$1,359
Accounts receivable (net of allowance for doubtful accounts of $95 and $75 at June 30, 2014 and 2013, respectively)	3,962	2,802
Prepaid expenses	949	915
Other receivables	80	236
Restricted cash	5,000	—
Total current assets	9,998	5,312
Restricted cash	700	696
Property & equipment, net	2,613	2,815
Intangible assets, net	28,810	4,942
Goodwill	36,627	2,953
Other assets	351	57
Total assets	$79,099	$16,775

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,810	$5,622
Reward points payable	4,927	7,936
Contingent consideration liability	4,792	—
Common stock warrant liability	15	443
Deferred revenue	911	237
Current portion of loan payable	15,000	10,000
Total current liabilities	33,455	24,238
Loans payable, less current portion	—	24,782
Fair value of derivative embedded within convertible debt	—	3,870
Deferred revenue	4,354	—
Other long-term liabilities	1,488	1,263
Total liabilities	39,297	54,153
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of June 30, 2014	—	—
Commitments and contingencies - see note 8
Stockholders' equity (deficit):
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of June 30, 2014	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 15,743,541 and 1,139,056 shares as of June 30, 2014 and 2013, respectively	16	1
Additional paid-in-capital	340,163	186,567
Treasury stock, 211,414 shares at June 30, 2014	(11,556)	—
Due from executive officer	—	(3,561)
Accumulated deficit	(288,821)	(220,385)
Total stockholders' equity (deficit)	39,802	(37,378)
Total liabilities and stockholders' equity (deficit)	$79,099	$16,775

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended June 30, 2014	Year Ended June 30, 2013
Revenues	$17,985	$13,907
Cost of watchpoints and engagement points	(2,310)	(8,461)
Selling, general and administrative expenses	(81,534)	(102,433)
Operating loss	(65,859)	(96,987)

Other (expense) income:
Other income, net	320	7,062
Interest expense, net	(2,805)	(1,408)
Total other (expense) income	(2,485)	5,654

Net loss before provision for income taxes	(68,344)	(91,333)

Income tax expense	(92)	(70)

Net loss	$(68,436)	$(91,403)

Accretion of Series A Convertible Redeemable Preferred Stock	$352	$—

Net loss attributable to common stockholders	$(68,084)	$(91,403)

Net loss per common share attributable to common stockholders - basic and diluted	$(21.02)	$(89.60)

Weighted average common shares outstanding - basic and diluted	3,239,598	1,018,065

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2012	$1	$—	$135,094	$—	$(3,426)	$(128,982)	$2,687
Net loss						(91,403)	(91,403)
Compensation charge for fair value of common stock and warrants issued in connection with convertible debt offering			18,040			—	18,040
Compensation charge for fair value of stock issued for services			70			—	70
Compensation charge for warrants issued in connection with borrowing on line of credit			1,533				1,533
Shares issued in connection with Loyalize guarantee			1,465			—	1,465
Interest income on notes receivable from shareholders			(2)			—	(2)
Interest income on notes receivable from Executive Officer			—		(135)	—	(135)
Employee stock options - share based compensation			12,089			—	12,089
Restricted stock - share based compensation			18,201			—	18,201
Notes receivable from shareholders			77			—	77
Balance June 30, 2013	$1	$—	$186,567	$—	$(3,561)	$(220,385)	$(37,378)
Net loss						(68,436)	(68,436)
Compensation charge for warrants issued in connection with borrowings on line of credit			3,810				3,810
Preferred stock issued in exchange for $20M 8% Note and common shares		2,793	2,580	(5,736)			(363)
Preferred stock issued in exchange for common shares and warrants		1,204	(13,843)	(1,905)			(14,544)
Rescission of shares in exchange for warrants			3,450	(3,450)			—
Stock compensation expense in connection with issuance of preferred stock in exchange for convertible note, common shares and warrants			6,259				6,259
Extinguishment of embedded derivative within convertible debt			3,854				3,854
Extinguishment of a portion of common stock warrant liability			92				92
Common shares issued for wetpaint acquisition	1		31,553				31,554
Common shares issued for Dijit acquisition			2,809				2,809
Common shares issued for Choose Digital acquisition	2		8,048				8,050

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)
	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Exchange of Class A and Class B Preferred Stock for common stock	7	(3,997)	41,628				37,638
Common stock offering	4		31,808				31,812
Common stock issued in connection with anti-dilution provisions for Wetpaint and Dijit acquisitions	1		4,561				4,562
Purchase of common shares from former officer				(465)			(465)
Interest income on note receivable from Executive Officer					(85)		(85)
Payment of note receivable from Executive Officer					3,646		3,646
Interest income on note receivable from shareholders			(1)				(1)
Accretion of Series A Convertible Redeemable Preferred Stock			352				352
Employee stock options - share based compensation			7,014				7,014
Restricted stock - share based compensation			19,622				19,622
Balance June 30, 2014	$16	$—	$340,163	$(11,556)	$—	$(288,821)	$39,802

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30, 2014	Year Ended June 30, 2013
Operating activities:
Net loss	$(68,436)	$(91,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	19,622	18,201
Stock issued for services	—	70
Employee stock options - share based compensation	7,014	12,089
Common stock and warrants issues in connection with convertible debt offering - share based compensation	—	18,040
Compensation charge related to fair value of convertible debt embedded derivative	—	6,662
Stock compensation in connection with line of credit borrowing	3,810	1,533
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	6,259	—
Interest expense related to November 25, 2013 PIPE Exchange	1,231	—
Decrease in fair value of convertible debt embedded derivative	(16)	(2,792)
Decrease in fair value of common stock warrants	(428)	(4,183)
Decrease in fair value of contingent consideration related to acquisitions	(2,064)	—
Interest expense added to convertible note	—	782
Depreciation and amortization	5,914	3,771
Increase in fair value of Loyalize guarantee	—	502
Interest income on notes receivable from shareholders and officer	(86)	(137)
Changes in operating assets and liabilities:
Accounts receivable	(385)	(1,378)
Other receivables	156	1,054
Prepaid expenses	138	85
Other assets	(194)	(17)
Deferred revenue	4,865	(335)
Accounts payable and accrued expenses	(8,179)	784
Reward points payable	(3,009)	4,482
Other liabilities	225	(47)
Net cash used in operating activities	(33,563)	(32,237)

Investing activities:
Cash paid for acquisitions, net of cash acquired	(1,433)	—
Purchase of property and equipment	(225)	(572)
Capitalized software costs	(1,124)	(372)
Repayment of Recapitalization Note from Executive Officer	3,646	—
Net cash provided by (used in) investing activities	864	(944)

Financing activities:
Issuance of common stock and warrants for cash	31,812	—
Proceeds from loans	27,500	10,000
Repayments on loans	(22,500)	—
Purchase of common shares from former officer	(465)	—
Term loan agreement security interest	(5,000)	—

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year Ended June 30, 2014	Year Ended June 30, 2013
Loan from executive officer	—	21,500
Notes receivable from shareholders	—	77
Net cash provided by financing activities	31,347	31,577

Net decrease in cash	(1,352)	(1,604)
Cash at beginning of period	1,359	2,963
Cash at end of period	$7	$1,359

Supplemental cash flow information:
Cash paid during the year for interest	$526	$113
Non-Cash investing activities:
Common stock and restricted stock units issued for Wetpaint acquisition	$31,554	$—
Common stock and restricted stock units issued for Dijit acquisition	$2,809	$—
Common stock and restricted stock units issued for Choose Digital acquisition	$8,050	$—
Contingent consideration related to Wetpaint acquisition	$6,100	$—
Contingent consideration related to Dijit acquisition	$526	$—
Contingent consideration related to Choose Digital acquisition	$4,792	$—
Stock issued in satisfaction of Loyalize guarantee	$—	$1,465
Non-cash financing activities:
Exchange of Class A and Class B Preferred Stock for Common Stock	$37,638	—
Exchange of Original $20 million Line of Credit Note for preferred stock	$20,000	$—
Waiver of interest on Original $20 million Line of Credit Note	$1,748	$—
Extinguishment of embedded derivative within convertible debt	$3,854	$—
Extinguishment of a portion of common stock warrant liability	$92	$—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  The Company now conducts business under the name Viggle Inc.

The consolidated financial statements include the accounts of Viggle Inc., and its wholly-owned subsidiaries.  The Company has 9 wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Viggle Merger Sub II Inc., Wetpaint.com, Inc., and Choose Digital Inc., each a Delaware corporation. All intercompany transactions and balances have been eliminated.

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
The Company's content website, wetpaint.com, extends its promotional capabilities by reaching potential viewers before a TV show is broadcast and by allowing viewers to continue the conversation with additional show coverage after the broadcast date. The Company also has technology that helps consumers search for media and set reminders to watch their favorite TV shows and movies wherever they are offered.  In addition, the Company recently launched its music service, which allows consumers to check-in to songs on Viggle and also earn points. As a media company, Viggle seeks to attract a significant and growing audience in order to sell advertising. The Company believes that making entertainment more rewarding and engaging for consumers will drive them to use Viggle.

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

Through wetpaint.com, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 150 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check-in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against applicable databases.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of June 30, 2014 was $95.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the year ended June 30, 2014 were not significant.

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

There were no impairments of goodwill during the year ended June 30, 2014 or 2013 as the fair value of the reporting unit exceeded its carrying amount.

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

There were no impairments of long-lived assets during the year ended June 30, 2014 or 2013.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,244 and $3,119 as of June 30, 2014 and June 30, 2013, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the year ended June 30, 2014 of $4,640 and $4,640, respectively. The Company recognized barter revenue and barter expense for the year ended June 30, 2013 of $3,282 and $3,282, respectively.

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

Users earn points for various activities within the Company's App. The Company reports points earned for checking-in to shows and points earned for engaging in advertiser sponsored content as a separate line in its Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in Selling, general and administrative expense.

During the year ended June 30, 2014, the Company recorded an adjustment reducing its point liability by approximately $2,304 related to the Company's estimate of "breakage". Breakage relates to the amount of points the Company estimates will never be redeemed by users. During the year ended June 30, 2014, the Company determined that it had sufficient history and experience in order to properly estimate breakage. During the year ended June 30, 2014, the Company also recorded an adjustment reducing its point liability by approximately $2,400 related to a change in estimate of the average cost per point earned for users of the Viggle App.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the years ended June 30, 2014 and June 30, 2013 was $8,651 and $8,807, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (July 1, 2017 for the Company). Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

4.  Acquisitions

 Acquisition of Dijit

On January 29, 2014, the Company acquired Dijit Media, a San Francisco based maker of technology that helps consumers search for, find, and set reminders for their favorite TV shows and movies wherever and whenever they are offered. The operations of this acquisition are not material, and thus, pro forma disclosures are not presented. Goodwill related to the acquisition is expected to be non-deductible for income tax purposes.

Acquisition of Wetpaint

On December 16, 2013, the Company and Viggle Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Viggle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wetpaint.com, Inc., a Delaware corporation (“Wetpaint”), certain stockholders of Wetpaint and Shareholder Representative Services LLC, a Colorado limited liability company (solely in its capacity as the Stockholders’ Agent) ("the Acquisition"). On December 16, 2013, Merger Sub merged with and into Wetpaint, with Wetpaint continuing as the surviving corporation and the Company's wholly-owned subsidiary. The Acquisition is intended to qualify as a tax-free reorganization under Section 368(a) of the Code.

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

Pursuant to the terms of the Acquisition Agreement, if the Company completed a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted such that (i) if upon giving effect to the Recapitalization, the shares constituting such stock consideration collectively represented less than 13.17% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), the Company will issue to its stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of the Company's common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represented 13.17% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to the Recapitalization, the shares constituting the stock consideration collectively represented greater than 17.55% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then the Company will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration, as so adjusted, collectively represented 17.55% of the total outstanding shares of the Company's common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. The Company determined an initial fair value of $6,100 for this contingent consideration and has added such amount to the total acquisition price. On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of 8.00 per share, resulting in $31,808 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014. In connection with the anti-dilution provisions discussed above, on April 30, 2014, the Company issued approximately 700,000 shares of common stock and approximately 98,000 restricted stock units to the former shareholders of Wetpaint. The fair value of such common stock and restricted stock units was approximately $4,300. The change in fair value of $1,800 has been included in other income, net for the year ended June 30, 2014 in the accompanying consolidated statements of operations.

The Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of Wetpaint have been measured at their estimated fair values.

A preliminary summary of the fair value of consideration transferred for the Acquisition and the fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price at issuance	$31,554
Cash paid to sellers	1,619
Contingent consideration	6,100
Total consideration transferred	39,273

Final allocation:
Goodwill	23,724
Intangible assets	19,009
Other assets	1,723
Total liabilities, including acquired accrued expenses	(5,183)
$39,273

The results of operations of Wetpaint were combined with the Company's consolidated results from the date of acquisition of December 16, 2013. Such results, including revenue and net loss, are not material to the consolidated results of operations. The amortization period of intangible assets acquired is as follows: technology-7 years, trademarks-30 years, customer relationships-5 years, and non-compete agreements-3 years. See Note 6, Intangible Assets and Goodwill for further detail related to the intangible assets acquired. The goodwill recorded in connection with this acquisition reflects the strategic fit and revenue and earnings growth potential of this business. Goodwill related to the acquisition is expected to be non-deductible for income tax purposes.

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital Inc. ("Choose Digital"), a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives. With the acquisition, the Choose Digital platform will power digital media rewards for the Viggle platform, including music, audio books, TV and movies, enabling Viggle members to get free entertainment content just for enjoying their favorite TV shows and music.

In connection with the acquisition, all outstanding shares of Choose Digital capital stock, along with certain promissory notes payable by Choose Digital, were converted into the right to receive in the aggregate (A) approximately 1,963,309 shares of Viggle common stock (the “Stock Consideration”), (B) approximately 205,761 restricted stock units, plus (C) a contingent payment, to be made within five business days after the first anniversary of the closing date, in an aggregate amount up to $4,792, depending on the trading price of Viggle common stock at that time.

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of Choose Digital have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer contracts and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized.

A preliminary summary of the fair value of consideration transferred for this acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price at issuance	$8,893
Cash paid at closing	782
Contingent consideration	4,792
Total consideration transferred	14,467

Preliminary allocation:
Goodwill	8,006
Intangible assets	5,797
Other assets	1,278
Total liabilities, including acquired accrued expenses	(614)
$14,467

The results of operations of Choose Digital were combined with the Company's consolidated results from the date of acquisition of June 24, 2014. Such results, including revenue and net loss, are not material to the consolidated results of operations. The amortization period of intangible assets acquired is estimated to be approximately 7 years. See Note 6, Intangible Assets and Goodwill for further details on intangible assets acquired. The goodwill recorded in connection with this acquisition reflects the strategic fit and revenue and earnings growth potential of this business. Goodwill related to the acquisition is expected to be non-deductible for income tax purposes.

Pro Forma Financial Results

The following unaudited pro forma condensed consolidated financial results of operations for the years ended June 30, 2014 and 2013 are presented as if the Wetpaint and Choose Digital acquisitions had been completed at the beginning of fiscal year 2013:

	Year ended June 30,
	2014	2013
Revenues	$20,591	$20,408
Operating loss	(70,602)	(105,776)
Net loss	(73,158)	(100,150)
Net loss per common share - basic and diluted	$(13.17)	$(28.43)

These pro forma condensed consolidated financial results have been prepared for comparative purposes only. No adjustment has been made to reflect the impact of of synergies and integration costs that would result from integration of this acquisition.

5.  Property and Equipment

Property and Equipment consists of the following:

	June 30, 2014	June 30, 2013

Leasehold Improvements	$2,460	$2,254
Furniture and Fixtures	592	550
Computer Equipment	726	738
Software	168	100
Total	3,946	3,642
Accumulated Depreciation and Amortization	(1,333)	(827)
Property and Equipment, net	$2,613	$2,815

Depreciation and amortization charges included in Selling, general and administrative expenses for the years ended June 30, 2014 and 2013 amounted to $716 and $604, respectively.

6.  Intangible Assets and Goodwill

Intangible assets consists of the following:

		June 30, 2014			June 30, 2013
	Amortization		Accumulated	Carrying		Accumulated	Carrying
Description	Period	Amount	Amortization	Value	Amount	Amortization	Value
Wetpaint technology	84 months	$10,600	$(820)	$9,780	$—	$—	$—
Wetpaint trademarks	360 months	5,800	(103)	5,697	—	—	—
Wetpaint customer relationships	60 months	2,000	(217)	1,783	—	—	—
Wetpaint non-compete agreements	36 months	609	(110)	499	—	—	—
Watchpoints technology	36 months	4,209	(3,859)	350	4,209	(2,456)	1,753
Loyalize software	36 months	2,350	(2,350)	—	2,350	(1,110)	1,240
Dijit technology	84 months	1,820	(108)	1,712	—	—	—
Choose Digital intangible assets	84 months	5,797	(14)	5,783	—	—	—
Internally generated capitalized software	36 months	5,244	(2,364)	2,880	3,119	(1,190)	1,929
Other	various	333	(7)	326	80	(60)	20

Total		$38,762	$(9,952)	$28,810	$9,758	$(4,816)	$4,942

See Note 4, Acquisitions, for a discussion of intangible assets related to the Wetpaint and Choose Digital acquisitions.

Amortization of intangible assets included in Selling, general and administrative expenses for the years ended June 30, 2014 and 2013 amounted to $5,198 and $3,167, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30,
2015	$5,607
2016	4,641
2017	3,392
2018	3,195
2019	2,978

Goodwill consists of the following:

Description	June 30, 2014	June 30, 2013
Loyalize	2,953	2,953
Wetpaint	23,723	—
Dijit	1,945	—
Choose Digital	8,006	—

Total	36,627	2,953

7. Loans Payable

		Total	Outstanding Balances
Facility Name	Maturity Date	Facility Amount	June 30, 2014	June 30, 2013

Term Loan Agreement ("DB Line")	12/31/2014	$15,000	$15,000	$10,000
Loan payable, current portion			15,000	10,000

New $25,000 Line of Credit	Retired	25,000	—	4,000
Secured Convertible 8% Notes	Retired	50,082	—	20,782

Long term debt			$—	$24,782

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

The interest rate on the outstanding balance was lowered as a result of the Amendment. Previously, the interest rate on the outstanding balance was, at the Company’s election, a per annum rate equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%. Pursuant to the Amendment, the interest rate on the outstanding balance was lowered to a per annum rate, at the Company’s option, of the LIBOR Rate plus 2.50%, or the Prime Rate plus 0.25%%. Interest is payable monthly in arrears.

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

On March 11, 2014, the Company entered into a further amendment (the "March Amendment") to the DB Line. Pursuant to the March Amendment, the line of credit was increased from $30,000 to $35,000, providing the Company with an additional $5,000 for working capital purposes. Concurrent with the March Amendment, on March 11, 2014, the Company entered into a Pledge and Security Agreement with Deutsche Bank pursuant to which it agreed to provide Deutsche Bank a security interest in $5,000 in cash, as well as a pledge to secure the prompt and timely payment of all obligations under the DB Line. The Pledge and Security Agreement will remain in place as long as there are any obligations outstanding under the DB Line. The $5,000 is classified as short term restricted cash in the accompanying Consolidated Balance Sheet as of June 30, 2014.

On April 30, 2014, the Company repaid $10,000 of the DB Line in accordance with the February Amendment discussed above. On June 13, 2014, the Company repaid an additional $10,000 of the DB Line. Each repayment reduced the amount available on the DB Line.

The DB Line does not contain any financial covenants.

Repayment of the loan was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, SIC II, which was the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 125,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $80.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense during the year ended June 30, 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

As of June 30, 2014, the Company had drawn $15,000 on the DB Line.  Interest expense on the DB Line for the year ended June 30, 2014 was $1,230.

Amended and Restated $25,000 Line of Credit

On February 11, 2013, SIC II provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000, which, as described above, has since been repaid. In consideration of the Lender's agreement to provide the Original $25,000 Line of Credit, the Company issued to SIC II 62,500 shares of the Company's common stock. On September 16, 2013, pursuant to a Rescission Agreement (the "Rescission Agreement"), the Company and SIC II agreed to rescind the issuance of the 62,500 shares of the Company's common stock. Additionally, on September 16, 2013, the Company issued SIC II warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $55.20 per share. The warrants are exercisable for a period of five years from the date of issuance. The shares of common stock were held in treasury at June 30, 2014. See Note 9, Stockholders' Equity, for further discussion of the accounting impact of this transaction.

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

As described above, the balance of the New $25,000 Line of Credit was fully repaid on December 13, 2013 and the line was retired at that date. In connection with the draw downs during the six months ended December 31, 2013, the Company issued a total of 88 warrants and recorded compensation expense of $3,810. Interest expense on the New $25,000 Line of Credit was $410 during the year ended June 30, 2014. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 13, 2013, the Company recorded interest expense related to the November 25, 2013 PIPE Exchange of $1,231. See Note 9, Stockholders' Equity, for further discussion.

$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”).  The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013, the Company owed SIC $20,782 including outstanding principal and accrued interest.  On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782.  The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 500 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100 in principal amount of the Original Note exchanged, so that the Company issued to SIC 103,909 shares of Common Stock.  The Company recorded compensation expense for the year ended June 30, 2013 of $7,481 related to the shares issued to SIC.

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

Additionally, on September 16, 2013, the Company and SIC entered into an Exchange Agreement (the “Note Exchange Agreement”) pursuant to which the Company issued, in full satisfaction of the Original $20,000 Line of Credit Note, 20,000 shares of Series A Convertible Redeemable Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock. See Note 9, Stockholders Equity, for further description of the Series A and B Convertible Preferred Stock.

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

$2,500 Revolving Line of Credit

On January 31, 2014, the Company entered into a Revolving Loan Agreement (the “Revolving Line”) with Deutsche Bank, under which Deutsche Bank agreed to loan the Company up to $2,500. In addition, amounts outstanding under the Revolving Line may not exceed 85% of the Company's eligible accounts receivable at any time. The Company may, from time to time, request advances from the Revolving Line in amounts of no less than $500. Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to (i) the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  The Company paid a $50 facility fee from the initial draw of $1,000 made at closing. The Revolving Line matured on April 30, 2014 and was fully repaid. The Revolving Line was secured by a lien on all of the Company's assets. Repayment of the Revolving Line was guaranteed by Mr. Sillerman.  The Revolving Line did not contain any financial covenants. Interest expense on the Revolving Line was $19 for the year ended June 30, 2014.

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

8. Commitments and Contingencies

Operating Leases

The Company maintains operating leases for its corporate office and several satellite offices. There are no capital leases. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Total rent expense, net of sublease income, for the Company under operating leases recorded for the years ended June 30, 2014 and 2013 was $911 and $646, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows (amounts are shown net of contractual sublease income):

(in thousands)
Years Ending June 30,
2015	$990
2016	1,158
2017	1,168
2018	1,186
2019	829
Thereafter	2,222
Total	$7,553

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

9. Stockholders’ Equity

As of June 30, 2014 and 2013, there were 300,000,000 shares of authorized common stock and 15,743,541 and 1,139,056 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

Series A Convertible Redeemable Preferred Stock
Prior to September 16, 2013, the Company had authorized a class of series A preferred shares, but none of those shares were issued or outstanding. On September 16, 2013, the Company eliminated the prior class of series A preferred shares and created a new class of Series A Convertible Redeemable Preferred Stock (the “Series A Convertible Redeemable Preferred Stock”). The Company authorized the issuance of up to 100,000 shares of the Series A Convertible Redeemable Preferred Stock. The designation, powers, preferences and rights of the shares of Series A Convertible Redeemable Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series A Convertible Redeemable Preferred Stock had an initial stated value of $1,000 per share (the "Stated Value").

•
The shares of Series A Convertible Redeemable Preferred Stock were entitled to receive quarterly cumulative dividends at a rate equal to 7% per annum of the Stated Value whenever funds are legally available and when and as declared by the Company's board of directors. If the Company declared a dividend or the distribution of its assets, the holders of Series A Convertible Redeemable Preferred Stock were entitled to participate in the distribution to the same extent as if they had converted each share of Series A Convertible Redeemable Preferred Stock held into Company common stock.

•	Each share of Series A Convertible Redeemable Preferred Stock was convertible, at the option of the holders, into shares of Company common stock at a conversion price of $92.00.

•
The Company could redeem any or all of the outstanding Series A Convertible Redeemable Preferred Stock at any time at the then current Stated Value, subject to a redemption premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date. However, no premium was due on the use of up to 33% of proceeds of a public offering of common shares at a price of $80.00 or more per share.

•	The Company was required to redeem the Series A Convertible Redeemable Preferred Stock on the fifth anniversary of its issuance.

•
Upon a change of control of the Company, the holders of Series A Convertible Redeemable Preferred Stock were entitled to a change of control premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date.

•	The shares of Series A Convertible Redeemable Preferred Stock were senior in liquidation preference to the shares of Company common stock.

•	The shares of Series A Convertible Redeemable Preferred Stock had no voting rights except as required by law.

•
The consent of the holders of 51% of the outstanding shares of Series A Convertible Redeemable Preferred Stock was necessary for the Company to: (i) create or issue any Company capital stock (or any securities convertible into any

Company capital stock) having rights, preferences or privileges senior to or on parity with the Series A Convertible Redeemable Preferred Stock; or (ii) amend the Series A Convertible Redeemable Preferred Stock.
Series B Convertible Preferred Stock
On September 16, 2013, the Company created 50,000 shares of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The designation, powers, preferences and rights of the shares of Series B Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series B Convertible Preferred Stock had an initial stated value of $1,000 per share.

•
The shares of Series B Convertible Preferred Stock were convertible, at the option of the holders, into shares of Company common stock at a conversion price of $92.00. The shares of Series B Convertible Preferred Stock could only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $133.60 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 25,000 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the Company, (ii) a sale of at least 90%of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board determined that the aggregate implied value of the Company's capital stock in such transaction was equal to or greater than $125,000.

•	The shares of Series B Convertible Preferred Stock were not redeemable by either the Company or the holders thereof.

•
The shares of Series B Convertible Preferred Stock were on parity in dividends and liquidation preference with the shares of Company common stock, which were payable only if then convertible into common stock.

•	The shares of Series B Convertible Preferred Stock had no voting rights except as required by law.

•
The consent of the holders of 51% of the outstanding shares of Series B Convertible Preferred Stock was necessary for the Company to alter, amend or change any of the terms of the Series B Convertible Preferred Stock.

Exchange Agreement

As described in Note 7, Loans Payable, on September 16, 2013, the Company and SIC entered into an Exchange Agreement pursuant to which the Company issued, in full satisfaction of the Original $20,000 Line of Credit Note, 20,000 shares of Series A Convertible Redeemable Preferred Stock and 15,237 shares of Series B Convertible Preferred Stock.

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

On September 16, 2013, as part of the PIPE Exchange, the Company and SIC entered into an exchange agreement (the “PIPE Exchange Agreement”) pursuant to which SIC agreed to exchange: (a) 32,618 shares of the Company's common stock (the “PIPE Common Shares”), (b) warrants to purchase 25,800 shares of the Company's common stock at an exercise price of $640.00 (the “August PIPE Warrants”) and (c) warrants to purchase 6,818 shares of the Company's common stock at $100.00 (the “May PIPE Warrants,” and collectively with the August PIPE Warrants, the “PIPE Warrants”) that it had received in the PIPE Transactions for: (i) 13,320 shares of Series A Convertible Redeemable Preferred Stock (the “Exchange Series A Shares”) and (ii) 6,127.2 shares of Series B Convertible Preferred Stock (the “Exchange Series B Shares”). The shares of common stock were held in treasury at June 30, 2014.

As described in Note 7, Loans payable, on November 25, 2013, the Company drew $1,045 under the New $25,000 Line of Credit, and drew an additional $955 from other investors who had committed to fund under the New $25,000 Line of Credit (the "LOC Investors").

On November 25, 2013, as part of an additional PIPE Exchange, the Company and the LOC Investors entered into exchange agreements pursuant to which the LOC Investors agreed to exchange: (a) a total of 2,388 shares of the Company's Common Stock and (b) warrants to purchase 2,388 shares of the Company's common stock that they had received in the PIPE Transactions for: (i) a total of 955 shares of Series A Convertible Preferred Stock and (ii) a total of 439.3 shares of Series B Convertible Preferred Stock. As a condition of such exchange, the LOC Investors committed to fund a total of $955 under the New $25,000 Line of Credit, and the Company drew on those commitments on November 25, 2013. The debt to the LOC Investors was subordinate to the Company's Term Loan Agreement with Deutsche Bank Trust Company Americas. As part of such draw, the Company also issued to the LOC Investors warrants to purchase 11,938 shares of the Company’s Common Stock at $80.00 per share. These warrants are exercisable for 5 years. The Company recorded debt discount of $1,231, based on the fair values of the common stock, warrants and Convertible Preferred Stock. In connection with the repayment and retirement of the New $25,000 Line of Credit on December 16, 2013, described in Note 7, Loans Payable, the Company wrote off the debt discount as interest expense.

Carrying Value and Compensation Expense

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock were recorded at their fair values as of the date of the exchange of September 16, 2013. In addition, in connection with the Exchange Agreement, the Company recorded compensation expense of $6,259 during the year ended June 30, 2014. The difference between the carrying value of the Series A Convertible Redeemable Preferred Stock and its liquidation value was being accreted over the redemption period of 5 years. During the year ended June 30, 2014, the Company recorded accretion of $352 related to the Series A Convertible Redeemable Preferred Stock.

Related Approvals

Because the transaction referred to in the foregoing section entitled "PIPE Exchanges" involved Mr. Sillerman, or an affiliate of his, the transaction was subject to certain rules regarding "affiliate" transactions. As such, it was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Public Offering and Exchange of Preferred Stock

On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of $8.00 per share, resulting in approximately $31,800 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014.
The Company entered into Exchange Agreements with each of the holders of its Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock, pursuant to which each of the holders agreed to exchange their shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock on the terms described in the Exchange Agreements (the “Exchange”). Consummation of the Exchange was contingent upon the completion of the closing of a public offering of the Company’s equity securities pursuant to a registration statement on Form S-1 through which the Company raised at least $20,000 in net cash proceeds. Immediately prior to the completion of the Exchange, the holders of the Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock, including affiliates of Mr. Sillerman, held 34,275 shares of Series A Convertible Redeemable Preferred Stock and 21,804.2 shares Series B Convertible Preferred Stock. On April 30, 2014, those shares were exchanged for a total of 7,151,284 shares of the Company’s common stock.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and June 30, 2014, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period. This information does not include RSUs granted as part of the acquisitions of Wetpaint and Choose Digital described in Note 4.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2013	23,365	$2,488.80
Granted	260,335	13.51
Vested	(7,835)	2,375.61
Forfeited and canceled	(1,354)	1,070.00
Nonvested at June 30, 2014	274,511	$117.03

Compensation expense related to restricted stock was $19,622 and $18,201 for the years ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, there was $32,125 in unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for year ended June 30, 2014:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at June 30, 2013	217,872	$135.20	9.09	$1,155
Granted	981,040	5.22	—	65
Exercised	—	—	—	—
Forfeited and canceled	(42,499)	102.92	—	—
Outstanding at June 30, 2014	1,156,413	26.18	9.44	—
Exercisable at June 30, 2014	111,912	$134.11	7.15	$—

The Company accounts for stock options based on the fair market value on the date of grant, with the resulting expense recognized over the requisite service period.  The fair value of each option award is estimated using the Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company's stock.  The risk-free interest rate is based on U.S. Treasury Notes with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of options granted during the years ended June 30, 2014 and 2013 were estimated based on the following weighted average assumptions:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Expected volatility	80%	80%
Risk-free interest rate	1.92%	0.93%
Expected dividend yield	—	—
Expected life (in years)	6.49	6.82
Estimated fair value per option granted	$3.73	$52.80

Compensation expense related to stock options of $7,014 and $12,089 is included in the accompanying Statements of Operations in Selling, general and administrative expenses for the years ended June 30, 2014 and 2013, respectively. As of June 30 2014, there was approximately $8,289 of unrecognized stock-based compensation cost related to stock options, which will generally be recognized over a four year period.

11.  Income Taxes

For the years ended June 30, 2014 and 2013, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At June 30, 2014 the Company has a Net Operating Loss carryforward of $92.4 million, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of June 30, 2014 and 2013. Income tax expense for the years ended June 30, 2014 and 2013 was $92 and $70, respectively.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Statutory U.S. federal tax rate	35.00%	35.00%
State and local income taxes - net of federal benefit	10.37%	10.37%
Valuation allowance	(45.37)%	(45.37)%

Effective tax rate	—%	—%

The components of deferred taxes as of June 30, 2014, are as follows:

Deferred tax assets:	(in thousands)
Share based compensation	$71,848
Start-up expenditures	5,674
Other	1,816
Operating loss carryforward	40,679
Depreciation and amortization	1,625
Total deferred tax assets	121,642
Deferred tax liabilities:
Depreciation and amortization	(668)
Valuation allowance	(121,136)
Deferred tax liability, net	$(162)

The components of deferred taxes as of June 30, 2013, are as follows:

Deferred tax assets:	(in thousands)
Share based compensation	$55,235
Start-up expenditures	6,137
Other	1,869
Operating loss carryforward	27,650
Depreciation and amortization	772
Total deferred tax asset	91,663
Deferred tax liabilities:
Depreciation and amortization	(91)
Valuation allowance	(91,642)
Deferred taxes, net	$(70)

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

12.  Related Party Transactions

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed a promissory note in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amount of $3,242.  The note was an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Interest income recorded on this note for the years ended June 30, 2014 and June 30, 2013 was $85 and $135, respectively. The Recapitalization Note was repaid by Mr. Sillerman on February 16, 2014.

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the years ended June 30, 2014 and June 30, 2013, the Company billed Circle $73 and $253, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2014 and June 30, 2013 was $86 and $23, respectively.

The Company also entered into a shared services agreement with SFX Entertainment Inc. ("SFX"), a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson, and several other of the Company's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by the Company, and SFX will either reimburse Circle (which will reimburse the Company, if applicable) or reimburse the Company directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the years ended June 30, 2014 and June 30, 2013, the Company billed SFX $398 and $263, net, respectively.  The balance due from SFX as of June 30, 2014 and June 30, 2013 was $0 and $47, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the years ended June 30, 2014 and June 30, 2013, the Company billed Mr. Sillerman $7 and $245, respectively.  The balance due from Mr. Sillerman as of June 30, 2014 and June 30, 2013 was $6 and $0, respectively.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of ten years. The amount was deferred and is being amortized over the ten year period. For the year ended June 30, 2014, the Company recognized $146 of revenue related to this agreement.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440.00 and is exercisable into 1 share of common stock at a price of $640.00 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges described in Note 9, Stockholders' Equity, the exercise price of the Warrants was reset to $92.00 on September 16, 2013. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. As described in Note 7, Loans Payable, 6,818 warrants were exchanged on September 16, 2013. The remaining 14,545 warrants were marked to market as of June 30, 2014 to a fair value of $15. The Company recorded gains of $305 and $4,183 to other income, net in the Consolidated Statements of Operations for the years ended June 30, 2014 and June 30, 2013, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of June 30, 2014, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company issued $20,782 of 8% secured convertible notes (“8% Notes”), which were due to mature on March 11, 2016. The 8% Notes allowed for, at any time at the option of the holder thereof, conversion into shares of the Company's common stock at a conversion price equal to $100.00 per share, subject to customary adjustments for stock splits, combinations, dividends, or recapitalization. Further, the conversion price was subject to "down round" protection, whereby any dilution above 33% required the consent of a majority of holders of the 8% Notes, after which the 8% Notes would receive weighted-average share dilution protection. The Company determined that, due to the nature of the "down round" protection, the conversion feature was an embedded derivative in accordance with ASC 815-15-25, Derivatives and Hedging. The embedded derivative was bifurcated from the host contract and recorded at its fair value. The fair value of the embedded derivative was determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the embedded derivative when issued was $6,662, which was recorded as stock compensation cost and included in Selling, general and administrative expense in the Consolidated Statements of Operations due to the fact that the 8% Notes were owned 100% by an executive officer of the Company. The embedded derivative was marked to market at September 16, 2013 and June 30, 2013 to a fair value of $3,854 and $3,870, respectively. The Company recorded a gains of $16 and $2,792 to other income, net in the Consolidated Statements of Operations for the years ended June 30, 2014 and June 30, 2013, respectively. The Company's convertible conversion rights were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity. In connection with the Note Exchange Agreement described in Note 7, Loans Payable, the embedded derivative no longer existed after September 16, 2013.

The Company estimated the fair value of contingent consideration for the acquisitions of Wetpaint, Dijit and Choose Digital to be $6,100, $526 and $4,792, respectively. Contingent consideration related to Wetpaint and Dijit were settled on April 30, 2014 in connection with the Company's public offering described in Note 9, Stockholders' Equity. As of June 30, 2014, the fair value of total contingent consideration for acquisitions was estimated to be $4,792. The Company recorded a total gain of $2,064 to selling, general and administrative expense in the accompanying Consolidated Statements of Operations for the year ended June 30, 2014. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at June 30, 2012	$4,626
Additions to Level 3	6,662
Gains for the period	(6,975)
Balance at June 30, 2013	$4,313

Balance at June 30, 2013	$4,313
Additions to Level 3	11,418
Gains for the period	(2,508)
Extinguishments	$(8,416)
Balance at June 30, 2014	$4,807

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

2. The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework (1992). Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2014 was effective.

On December 16, 2013 and June 24, 2014, the Company completed the acquisitions of Wetpaint and Choose Digital, respectively. The purchase price of each acquisition was represented substantially by goodwill and identifiable intangible assets. We continue to evaluate the internal control over financial reporting of the acquired businesses. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Wetpaint and Choose Digital was excluded from a formal evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, but we will include an assessment in the year following the date of these acquisitions.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than those associated with the current year business combinations, the impact of which is in the process of being integrated.

ITEM 9B.	OTHER INFORMATION

Director and Officer Equity Grants

In connection with amendments to their employment agreements pursuant to which each of Robert F.X. Sillerman, Chairman and Chief Executive Officer, Greg Consiglio, President and Chief Operating Officer, John Small, Chief Financial Officer and Kevin Arrix, Chief Revenue Officer agreed to reduce their salary to $0.001 per year, each such individual was entitled to receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014, which equates to 155,090 grants for each such person. The grant will vest in equal annual installments over five years. These restricted shares were issued on September 29, 2014. These grants were issued under the Company's 2011 Executive Equity Incentive Plan.

In addition, in connection with a grant of equity incentives to Company employees under the Company's 2011 Executive Equity Incentive Plan, the Company issued to Mr. Consiglio an an additional grant of 100,000 restricted shares, to Mr. Small and Mr. Arrix, a grant of 80,000 restricted shares each, and a grant of 30,000 restricted shares to Mitchell J. Nelson, the Company's Executive Vice President and Secretary. Fifty percent of these grants will vest on December 4, 2014, and 25% of these grants will vest on each of March 5, 2015 and June 4, 2015.

In addition, in recognition of the fact that they have not received cash compensation, on September 29, 2014, the Company made a grant of restricted shares under its 2011 Executive Equity Incentive Plan to each of the Company's non-employee directors. Mr. Horan received a grant of 18,000 restricted shares, Mr.Meyer received a grant of 16,000 restricted shares, Mr. Miller received a grant of 18,000 shares, Ms. Seitler received a grant of 14,000 restricted shares, and Ms. Sock received a grant of 14,000 restricted shares. These grants will vest on October 28, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Viggle Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2014:

Name	Age	Position
Robert F.X. Sillerman	66	Director, Executive Chairman, Chief Executive Officer
Mitchell J. Nelson	66	Director, Executive Vice President, Secretary
Gregory Consiglio	48	President and Chief Operating Officer
Peter Horan	59	Director
Michael J. Meyer	49	Director
John D. Miller	69	Director
Harriet Seitler	58	Director
Birame Sock	38	Director
John Small	46	Chief Financial Officer
Kevin Arrix	44	Chief Revenue Officer

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

Michael Meyer was appointed as a Non-Executive Board Member of the Company on June 1, 2013. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, he served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.   Mr. Meyer is a member of the Board of Directors and Chair of the Audit Committee of Circle Entertainment Inc. Robert F.X. Sillerman, the Company's Executive Chairman, is a member of the Board of Directors and a principal shareholder in Circle. Mitchell J. Nelson, the Company's Executive Vice President and Secretary, serves as Executive Vice President, General Counsel, and Secretary of Circle. Mr. Meyer is also a member of the Board of Directors, Chair of the Compensation Committee, and a member of the Audit Committee of SFX, a company controlled by Mr. Sillerman. The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

John D. Miller was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Mr. Miller served as a director of Circle Entertainment Inc. from January 2009 until August 2012. He currently serves as a director of SFX, where he is a member of its Audit and Nominating/Corporate Governance Committees and Chair of its Compensation Committee. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investment unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable, where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  The Board of Directors believes that Mr. Miller's venture capital and financial experience will benefit the Company, and has selected him as a director for that reason.

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

Harriet Seitler was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  Ms. Seitler is currently Executive Vice President for Oprah Winfrey's Harpo Studios.  Joining Harpo in 1995, Ms. Seitler is responsible for marketing, development of strategic brand partnerships, and digital extensions for the Oprah Winfrey Show.  Ms. Seitler was also instrumental in the development and launch of “The Dr. Oz Show”.  Prior to working at Harpo, Ms. Seitler served as Vice President, Marketing at ESPN from 1993 to 1994.  She was responsible for the branding of ESPN, SportsCenter, as well as the branding and launch of ESPN2.  Ms. Seitler began her career at MTV Networks serving from 1981 to 1993 in marketing and promotions, rising to the rank of Senior Vice President.  At MTV, Ms. Seitler pioneered branded entertainment initiatives and built major new franchises such as the MTV Movie Awards and MTV Sports.  Ms. Seitler has served on the Board of Directors of The Oprah Winfrey Foundation, and is currently a board member of Sharecare.com.  The Board of Directors selected Ms. Seitler as a director because it believes that her experience in TV and digital media, sponsorships and marketing will benefit the Company.

Birame Sock was appointed as a Non-Executive Board Member of the Company on February 12, 2013. Ms. Sock is the founder of a new startup, Flyscan, a real-time interactive mobile marketing platform. She was the founder and CEO of Third Solutions, Inc., the leading digital receipts company, which she founded in 2007. In 2002, Ms. Sock founded Musicphone, a wireless entertainment company, which she led until its acquisition by Gracenote, Inc. in 2007. Ms. Sock served as a member of the Board of Directors of CKX Inc. from 2005 until 2006, when she became a consultant for CKX Inc. and affiliated companies. Ms. Sock attended the University of Miami, where she studied computer science and broadcasting. The Board of Directors selected Ms. Sock as a director because it believes her experience in technology and consumer marketing will benefit the Company

Gregory Consiglio, the Company's President, joined the Company in May 2011 as Head of Business Development, and was named President and Chief Operating Officer in October 2012. Prior to joining the Company, Mr. Consiglio was Executive Vice President of Business Development at Ticketmaster, where he oversaw teams responsible for new business initiatives including online affiliate sales and marketing, online sponsorships, advertising sales, third party alliances, resale sponsorships, and the creation and management of new revenue streams beyond ticketing. In 2006, prior to joining Ticketmaster, Mr. Consiglio led Corporate Development for GoFish, an online video network, and was the CEO of Wellness Solutions International, a provider of online sales and marketing systems to the direct sales industry. Previously he spent seven years at America Online serving in a variety of business development and operating roles including Managing Director, AOL Asia based in Hong Kong, China. Greg left AOL in 2003 as Senior Vice President, overseeing International Operations and Business Development. His early career included roles in the consulting practice of KPMG and government affairs for Nortel and advising companies on new market development strategies.

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

Corporate Governance

Election of Directors

The Company's directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. The Company's bylaws provide that all elections for the Board of Directors will be decided by a plurality of the votes cast by the holders of shares entitled to vote.

Wetpaint Nomination Agreement

Pursuant to the merger agreement with Wetpaint, the Company entered into a nomination agreement, effective at the closing of the Wetpaint Acquisition, with certain former shareholders of wetpaint.com, inc. pursuant to which such holders were granted certain rights with respect to nominating a member of our Board of Directors or selecting a representative to attend all meetings of our Board of Directors in a nonvoting observer capacity.

Director Independence

The Company's Board of Directors determined that Peter C. Horan, Michael Meyer, John D. Miller, Harriet Seitler and Birame N. Sock satisfy the criteria for independence under applicable Nasdaq rules and SEC rules for independence of directors and committee members.

Board Committees

The following chart sets forth the membership of each Board of Directors committee as of June 30, 2014:

Committee	Members
Audit Committee	Michael Meyer (Chair) Peter C. Horan John D. Miller
Compensation Committee	John D. Miller (Chair) Peter C. Horan
Nominating and Corporate Governance Committee	John D. Miller (Chair) Harriet Seitler

Audit Committee

The Audit Committee has adopted a written charter, a copy of which is available on our website, www.viggle.com.  The Audit Committee is comprised of Messrs. Meyer, Horan, and Miller. Mr. Meyer is the Chairman of the Audit Committee. The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, the criteria for independence of audit committee members under applicable Nasdaq rules and our Corporate Governance Guidelines. All members of the Audit Committee also are “financially literate” as defined under Nasdaq rules. In addition, Mr. Meyer is qualified as an audit committee financial expert under the regulations of the SEC, and has the accounting and related financial management expertise required thereby, and is financially sophisticated as required under Nasdaq rules. Mr. Meyer is independent for Audit Committee purposes as independence is defined in the Nasdaq listing standards.

Compensation Committee

The Compensation Committee has adopted a written charter, a copy of which is available on our website, www.viggle.com.  The current members of the Compensation Committee are Messrs. Miller (Chair) and Horan.

The purpose of the Compensation Committee is as follows:

•	to discharge the responsibilities of the Board of Directors relating to our company’s compensation programs and compensation of our executives; and

•
to produce an annual report on executive compensation for inclusion in our company’s annual proxy statement, if and when required, in accordance with applicable rules and regulations of the Nasdaq Stock Market, SEC and other regulatory bodies.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has adopted a written charter, a copy of which is available at our website, www.viggle.com.  The current members of the Nominating and Corporate Governance Committee are Mr. Miller (Chair) and Ms. Seitler.

The purpose of the Nominating and Corporate Governance Committee is as follows:

•	to identify individuals qualified to become board members and to select, or to recommend that the Board of Directors select, the director nominees for the next annual meeting of stockholders;

•	to develop and recommend to our Board of Directors a set of corporate governance principles applicable to our company; and

•	to oversee the selection and composition of committees of the Board of Directors and, as applicable, oversee management continuity planning processes.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all of the Company's employees and directors, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website located at http://www.viggle.com.

The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://www.viggle.com.

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of our Board of Directors must meet the criteria for independence required by The Nasdaq Stock Market® and that we will at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the Board of Directors will have full and free access to our officers and employees and require the Board of Directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on our website at http://www.viggle.com.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of our company, was formerly an officer of our company or any of our subsidiaries or has an immediate family member that was an officer or employee of our company or had any relationship requiring disclosure under Item 404 of Regulation S-K.

During the last fiscal year, none of our executive officers served as:

●    a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our compensation committee;

●    a director of another entity, one of whose executive officers served on our compensation committee; and

●    a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

ITEM 11.	EXECUTIVE COMPENSATION (amounts in thousands)

2014 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012 by our Chief Executive Officer, and the other two most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended June 30, 2014. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10 annually.

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total
Robert F.X. Sillerman	2014	$208	(3)	$—	$—	$—	$—	$208
Executive Chairman, Chief Executive Officer	2013	230	(4)	$—	—	1,590	$—	1,820
	2012	1,013		—	—	—	6	1,019
Gregory Consiglio(5)	2014	333	(3)	—	—	—	—	333
President and Chief Operating Officer	2013	367		—	—	1,555	—	1,922
	2012	301		—	—	994	—	1,295
John Small (6)	2014	250	(3)	—	—	—	—	250
Chief Financial Officer	2013	300		—	—	700		1,000
	2012	263		100	—	5,440	—	5,803
Kevin Arrix (7)	2014	292	(3)	167	—	—	—	459
Chief Revenue Officer

(1)
Because Mr. Sillerman is our Chairman and Chief Executive Officer, the Company books a compensation charge for certain financing-related activities undertaken by Mr. Sillerman.  These amounts are excluded because they do not constitute compensation to Mr. Sillerman for his service as an officer or director of the Company, but instead solely relate to certain financing arrangements.  Specifically, the table excludes the following:  (a) a $5,000 compensation charge related to the receipt by Sillerman Investment Company II, LLC (“SIC II”), an affiliate of Mr. Sillerman's, of 62,500 shares of the Company's Common Stock as an inducement for SIC II to enter into a $25,000 Line of Credit (the “$25,000 Line of Credit”) with the Company on February 11, 2013, (b) a compensation charge of $5,551 relating to Mr. Sillerman's receipt of warrants to purchase 125,000 shares of the Company's common stock on March 11, 2013, as an inducement to Mr. Sillerman to guarantee a term loan that the Company entered with Deutsche Bank Trust Companies America, (c) a $7,481 compensation charge relating to 103,909 shares of the Company's common stock received by Sillerman Investment Company, LLC (“SIC”) on March 11, 2013, as an inducement to convert a $20,000 line of credit that had previously been fully drawn into new 8% notes, (d) a compensation charge of $1,532 relating to warrants received by SIC II for a draw of $4,000 on the $25,000 Line of Credit on May 21, 2013, (e) compensation charges of $3,810 relating to warrants received by SIC II for draws under the $25,000 Line of Credit in the 2014 fiscal year, and (f) a compensation charge of $6,259 relating to shares of the Company's Preferred Stock that SIC received in exchange for a promissory note, shares of the Company's Common Stock and warrants on September 16, 2013.

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

(3)
Each of Mr. Sillerman, Mr. Consiglio, Mr. Small and Mr. Arrix entered into amended and restated employment agreements effective as of May 1, 2014. These amendments are described in the section entitled "Employment Agreements" below.

(4)
The Company and Mr. Sillerman entered into an amendment to his employment agreement on April 1, 2013 pursuant to which Mr. Sillerman's base salary was lowered to $500 and Mr. Sillerman received an award of options to purchase 31,250 shares of the Company's common stock at an exercise price of $80.00. The options vest over a period of five years. Mr. Sillerman did not take a base salary for part of the year.

(5)	Mr. Consiglio was appointed as the Company's President and Chief Operating Officer as of November 1, 2012. Previously, he has served as the Company's Head of Business Development.

(6)	Mr. Small was appointed the Company's Chief Financial Officer on September 10, 2012. Previously, he had served as the Company's Head of Corporate Development and Strategy.

(7)	Mr. Arrix is a named executive officer for fiscal year 2014, but was not a named executive officer in fiscal years 2012 or 2013.

Outstanding Equity Awards at June 30, 2014

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested		Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert F.X. Sillerman	—	—		—	$—	—	12,500	(2)	$54	(3)	—	$—
	6,250	25,000	(4)	—	80.00	4/4/2023	—		—		—	—
Gregory Consiglio	—	—		—	—	—	312	(5)	1	(3)	—	—
	1,250	156	(6)	—	400.00	8/26/2021	—		—		—	—
	5,548	5,546	(7)	—	67.20	8/30/2022	—		—		—	—
	626	624	(8)	—	184.00	10/31/2022	—		—		—	—
John Small	4,689	4,687	(9)	—	800.00	8/26/2021	—		—		—	—
	7,813	7,812	(10)	—	67.20	8/30/2022	—		—		—	—
Kevin Arrix	—	—		—	—	—	833	(11)	4	(3)	—	—
	5,079	5,078	(12)	—	67.20	8/30/2022					—	—
	740	667	(13)		400.00	5/16/2022					—	—

(1)	For information regarding restricted stock units, see also Note 10 to our audited Consolidated Financial Statements, Share-Based Payments.

(2)
The original grant was for 31,250 shares, and Mr. Sillerman forfeited 18,750 shares of such grant and received no value for the forfeiture. 6,250 of such shares will vest on each of February 24, 2015 and February 24, 2016.

(3)	The value is computed based on a per share price of $4.33, which was the closing price of the Company's common stock on June 30, 2014, which was the last trading day of the Company's fiscal year.

(4)	6,250 options vested on April 1, 2014 and an additional 6,250 options will vest on each of April 1, 2015, April 1, 2016, April 1, 2017 and April 1, 2018.

(5)
The original grant was for 1,562.5 shares, and Mr. Consiglio forfeited 729 shares of such grant and received no value for the forfeiture. 208 of such shares will vest on May 11, 2015 and 104 of such shares will vest on May 11, 2016.

(6)	78 of these options vest monthly on the first day of each month through August 1, 2014.

(7)	2,773 of these options will vest on each of August 30, 2014 and August 30, 2015.

(8)	312 of these options will vest on each of November 1, 2014 and November 1, 2015.

(9)	3,125 of these options will vest on August 1, 2014, 1,042 will vest on August 1, 2015 and 520 will vest on August 1, 2016.

(10)	3,906 of these options will vest on each of August 30, 2014 and August 30, 2015.

(11)
The original grant was for 1,563 shares, and Mr. Arrix forfeited 730 shares of such grant and received no value for the forfeiture. 521 of these shares will vest on December 31, 2014, 208 of these shares will vest on December 31, 2015 and 104 of these shares will vest on December 16, 2016.

(12)	2,539 of these shares vested on August 30, 2014 and 2,539 of these shares will vest on August 30, 2015.

(13)	29 of these shares vest monthly on the 17th day of each month through May 17, 2016.

Employment Agreements

On February 16, 2011 we entered into an employment agreement with Robert F.X. Sillerman for his services as Executive Chairman of the board of directors and Director.  The term of the agreement is for five years.  Mr. Sillerman's base salary was originally $1,000 (payable in cash or shares of common stock) to be increased annually by the greater of:  (i) five percent or (ii) the current base salary multiplied by the percentage increase in the Consumer Price Index published by the Federal Bureau of Labor Statistics for the New York, New York metropolitan area during the previous twelve calendar months.  He is to receive additional compensation at the sole discretion of the board of directors in the form of additional cash bonus and/or grant of restricted stock, stock options or other equity award.   The agreement also provided for Mr. Sillerman to receive a minimum grant of restricted stock in the amount of 31,250 shares, subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the first year of employment. On June 19, 2012, Mr. Sillerman was appointed Chief Executive Officer of the Company by the Board of Directors.  The terms of his employment agreement with the Company did not change as a result of this appointment. On April 1, 2013, Mr. Sillerman and the Company signed an amendment to his employment agreement, changing his annual salary to $500 and providing for him to receive a grant of options to purchase 31,250 shares of the Company's common stock at a price of $80.00 per share, but making no other changes in Mr. Sillerman's employment agreement.

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Sillerman, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Sillerman's base salary was reduced to $0.001 per year. Mr. Sillerman will be entitled to receive a guaranteed amount of $250, less the total value of all fringe benefits, perquisites or other amounts that the Company and Mr. Sillerman agree at the beginning of each year will be provided to Mr. Sillerman for such year. If the total of the guaranteed amount plus perquisites received by Mr. Sillerman in any year exceeds the guaranteed amount, an amount equal to the excess received by Mr. Sillerman for such year will be deducted on a pro-rata basis from Mr. Sillerman's guaranteed amount during the following year. The guaranteed amount may be paid in cash, except that either Mr. Sillerman or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Sillerman will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Sillerman will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014.
On May 11, 2011, the Company entered into an employment agreement with Gregory Consiglio for his services as Head of Business Development. The agreement has no fixed term. Mr. Consiglio's salary under this agreement was $300. The agreement also provided for Mr. Consiglio to receive a minimum grant of restricted stock in the amount of 938 shares of the Company's common stock at the beginning of the first year of employment, 313 shares of the Company's common stock at the beginning of the second year of employment, and 313 shares of the Company's common stock at the beginning of the third year of employment (in each case subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events). On October 31, 2012, Mr. Consiglio and the Company signed an amendment to his employment agreement, changing his title to President and Chief Operating Officer and his annual salary to $400, but making no other changes in Mr. Consiglio's employment agreement. On August 30, 2012, Mr. Consiglio received a grant of options to purchase 11,094 shares of the Company's common stock at a price of $67.20, which was the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years. On October 31, 2012, Mr. Consiglio received an additional grant of options to purchase 1,250 shares of the Company's common stock at a price of $184.00, which was greater than the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years.

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Consiglio, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Consiglio's base salary was reduced to $0.001 per year. Mr. Consiglio will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Consiglio or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Consiglio will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Consiglio will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014.
On August 16, 2011, the Company entered into an employment agreement with John C. Small for his services as Head of Strategy and Corporate Development. The agreement had no fixed term. Mr. Small's annual base salary was $300. Mr. Small received grants of options to purchase a total of 9,375 shares of the Company's common stock at a price of $800.00 per share. On September 10, 2012, Mr. Small was appointed Chief Financial Officer of the Company by the Board of Directors. The terms of his employment agreement with the Company did not change as a result of this appointment. On April 4, 2013, Mr. Small and the Company signed an amendment to his employment agreement, providing for changes to the vesting of granted options upon a change-in-control (as more fully described herein), but making no other changes in his employment agreement. On August 30, 2012, Mr. Small received a grant of options to purchase 15,625 shares of the Company's common stock at a price of $67.20, which was the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years.
On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Small, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Small's base salary was reduced to $0.001 per year. Mr. Small will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Small or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Small will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Small will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to this offering. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014.
On March 1, 2012, the Company entered into an employment agreement with Kevin Arrix for his services as Chief Revenue Officer. The agreement had no fixed term. Mr. Arrix's annual base salary was $350, and he was eligible for discretionary bonuses of up to 100% of his base salary. The agreement also provided for Mr. Arrix to receive a minimum grant of restricted stock in the amount of 938 shares of the Company's common stock at the beginning of his employment, 313 shares of restricted stock at the beginning of his second year of employment and 313 shares of restricted stock at the beginning of his third year of employment (in each case subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events and in each case subject to a three year vesting schedule). The agreement also provided for a grant of 1,406 stock options to vest over a period of four years. These options were issued with an exercise price of $400 per share. On August 30, 2012, Mr. Arrix received a grant of options to purchase 10,156 shares of the Company's common stock at a price of $67.20, which was the fair market value of the stock on the date of grant. 25% of such options were vested immediately upon grant, and the remaining options vest in equal amounts annually over three years.

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Arrix, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Arrix's base salary was reduced to $0.001 per year. Mr. Arrix will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Arrix or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Arrix will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Arrix will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to this offering. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014.
Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Executive Chairman and Chief Executive Officer, Mr. Sillerman.
Mr. Sillerman's employment agreement, which was in effect until April 30, 2014, provided that upon a (i) termination by the Company without “cause” or (ii) a “constructive termination without cause,” Mr. Sillerman was entitiled to receive the following benefits: (a) payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. Additionally, upon termination by the Company for a “change of control”, Mr. Sillerman would have received the benefits set forth in (a), (b), and (c) above, plus all options to purchase the Company's capital stock would remain exercisable for the full maximum term of the original option grant or ten years from the closing of the change of control transaction, whichever is greater. In addition, in the event that the aggregate of such payments would constitute a “parachute payment” under the rules set forth in Section 280G of the Code, then the Company would have also paid Mr. Sillerman a gross-up payment such that after the imposition of Federal, State and local income taxes, Mr. Sillerman would be entitled to retain the foregoing amount.
On March 17, 2014, the Company and Mr. Sillerman entered into an amendment to his employment agreement, which was effective as of May 1, 2014. The amended employment agreement provides that if the Company terminates Mr. Sillerman's employment without cause, if Mr. Sillerman terminates his employment for good reason, or if there is a change of control and Mr. Sillerman voluntarily terminates his employment for any reason within one year after the change of control, then Mr. Sillerman would be entitled to the following benefits: (a) payment of one year's guaranteed amount, (b) all options to purchase the Company's common stock issued to Mr. Sillerman will immediately vest, and (c) all restricted shares issued to Mr. Sillerman would immediately vest. However, in the event that any amount payable to Mr. Sillerman upon a "change of control" would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments to Mr. Sillerman will be reduced to an amount such that the payments to Mr. Sillerman would not be subject to such excise tax.
The following disclosure is for our President and Chief Operating Officer, Mr. Consiglio:
Mr. Consiglio's employment agreement, which was effective until April 30, 2014, provided that upon a termination by the Company without “cause,” Mr. Consiglio would be entitled to receive the following benefits: (a) payments equal to the cash equivalent of three months’ base salary at the rate in effect on the date of termination (which payment shall increase by one week for each year worked prior to termination, to a limit of six months), and (b) accelerated vesting of any stock options, restricted stock or other equity-based instruments previously issued to him prior to his termination. In addition, on April 4, 2013, the Company and Mr. Consiglio entered into an amendment to Mr. Consiglio’s employment agreement providing that upon a “change of control” of the Company, all stock options previously granted to Mr. Consiglio would vest, and all restricted shares issued to Mr. Consiglio pursuant to his employment agreement would vest.
On March 17, 2014, we entered into an amended and restated employment agreement with Mr. Consiglio, which was effective as of May 1, 2014. The amended and restated employment agreement provides that if the Company terminates Mr. Consiglio's employment without cause, if Mr. Consiglio terminates his employment for good reason, or if there is a change of control and Mr. Consiglio voluntarily terminates his employment for any reason within one year after the change of control, then Mr. Consiglio would be entitled to the following benefits: (a) payment of one year's guaranteed amount, (b) all options to purchase the Company's common stock issued to Mr. Consiglio would immediately vest, and (c) all restricted shares issued to Mr. Consiglio would immediately vest. However, in the event that any amount payable to Mr. Consiglio upon a "change of control" would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments to Mr. Consiglio will be reduced to an amount such that the payments to Mr. Consiglio would not be subject to such excise tax.
The following disclosure is for our Chief Financial Officer, Mr. Small.
Mr. Small's employment agreement, which was in effect until April 30, 2014, provided that upon a (i) termination by the Company without “cause” or (ii) a “change of control”, Mr. Small would be entitled to receive the following benefits: (a) payments equal to (x) the cash equivalent of three months’ base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Small for the immediately preceding employment year, (b) accelerated vesting of any stock options granted pursuant to Mr. Small’s employment agreement that are issued to Mr. Small at least one full year prior to his termination. However, in the event that any amount payable to Mr. Small upon a "change of control" would be nondeductible by us under the rules set forth in Section 280G of the Code, then the amount payable to Mr. Small shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. In addition, on April 4, 2013, the Company and Mr. Small entered into an amendment to Mr. Small’s employment agreement providing that upon a “change of control” of the Company, all stock options previously granted to Mr. Small, and not just those options that were granted pursuant to Mr. Small’s employment agreement, would vest.
On March 17, 2014, we entered into an amended and restated employment agreement with Mr. Small, which was effective as of May 1, 2014. The amended and restated employment agreement provides that if the Company terminates Mr. Small's employment without cause, if Mr. Small terminates his employment for good reason, or if there is a change of control and Mr. Small voluntarily terminates his employment for any reason within one year after the change of control, then Mr. Small would be entitled to the following benefits: (a) payment of one year's guaranteed amount, (b) all options to purchase the Company's common stock issued to Mr. Small would immediately vest, and (c) all restricted shares issued to Mr. Small would immediately vest. However, in the event that any amount payable to Mr. Small upon a "change of control" would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments to Mr. Small will be reduced to an amount such that the payments to Mr. Small would not be subject to such excise tax.
The following disclosure is for our Chief Revenue Officer, Mr. Arrix.
Mr. Arrix's employment agreement, which was in effect until April 30, 2014, provided that upon a (i) termination by the Company without “cause” or (ii) a “change of control”, Mr. Arrix would be entitled to receive the following benefits: (a) payments equal to (x) the cash equivalent of three months’ base salary at the rate in effect on the date of termination (which amount would be increased by one week's salary for each additional year of employment after the first year) and (y) a pro-rated annual cash bonus based on the annual cash bonus paid to Mr. Arrix for the immediately preceding employment year, and (b) accelerated vesting of any stock options granted pursuant to Mr. Arrix's employment agreement. However, in the event that any amount payable to Mr. Arrix upon a "change of control" would be nondeductible by us under the rules set forth in Section 280G of the Code, then the amount payable to Mr. Arrix shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. In addition, on April 4, 2013, the Company and Mr. Small entered into an amendment to Mr. Small’s employment agreement providing that upon a “change of control” of the Company, all stock options previously granted to Mr. Small, and not just those options that were granted pursuant to Mr. Small’s employment agreement, would vest.
On March 17, 2014, we entered into an amended and restated employment agreement with Mr. Arrix, which was effective as of May 1, 2014. The amended and restated employment agreement provides that if the Company terminates Mr. Arrix's employment without cause, if Mr. Arrix terminates his employment for good reason, or if there is a change of control and Mr. Arrix voluntarily terminates his employment for any reason within one year after the change of control, then Mr. Arrix would be entitled to the following benefits: (a) payment of one year's guaranteed amount, (b) all options to purchase the Company's common stock issued to Mr. Arrix would immediately vest, and (c) all restricted shares issued to Mr. Arrix would immediately vest. However, in the event that any amount payable to Mr. Arrix upon a "change of control" would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments to Mr. Arrix will be reduced to an amount such that the payments to Mr. Arrix would not be subject to such excise tax.
Potential Payments upon Death or Disability

Mr. Sillerman's employment agreement, which was in effect until April 30, 2014, provided for the following benefits in the event of his death: (a) payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.
On March 17, 2014, the Company entered into an amendment to Mr. Sillerman's employment agreement, which was effective as of May 1, 2014. The amended employment agreement provides that in the event of Mr. Sillerman's death or permanent disability, then Mr. Sillerman would be entitled to the following benefits: (a) a lump sum payment equal to $250 payable in cash (or at either the Company's compensation committee's or Mr. Sillerman's option, in shares of the Company's common stock), (b) all options to purchase the Company's common stock issued to Mr. Sillerman will immediately vest, and (c) all restricted shares issued to Mr. Sillerman would immediately vest.
Mr. Consiglio's employment agreement, which was in effect until April 30, 2014, provided for the following benefits in the event of his death: (a) payments equal to the cash equivalent of one year’s base salary at the rate in effect on the date of termination, and (b) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.
On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Consiglio, which was effective as of May 1, 2014. The amended and restated employment agreement provides that in the event of Mr. Consiglio's death or permanent disability, then Mr. Consiglio would be entitled to the following benefits: (a) a lump sum payment equal to $250 payable in cash (or at either the Company's compensation committee's or Mr. Consiglio's option, in shares of the Company's common stock), (b) all options to purchase the Company's common stock issued to Mr. Consiglio will immediately vest, and (c) all restricted shares issued to Mr. Consiglio would immediately vest.
Mr. Small's employment agreement, which was in effect until April 30, 2014, provided for (a) payments equal to (x) the cash equivalent of three months’ base salary at the rate in effect on the date of termination and (y) a pro-rated annual cash bonus paid to the executive officer for the immediately preceding employment year, continued eligibility to participate in any benefit plans of our company for two months, plus (c) accelerated vesting of any stock options previously issued to the executive officer more than one year prior to his death or disability.
On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Small, which was effective as of May 1, 2014. The amended and restated employment agreement provides that in the event of Mr. Small's death or permanent disability, then Mr. Small would be entitled to the following benefits: (a) a lump sum payment equal to $250 payable in cash (or at either the Company's compensation committee's or Mr. Small's option, in shares of the Company's common stock), (b) all options to purchase the Company's common stock issued to Mr. Small will immediately vest, and (c) all restricted shares issued to Mr. Small would immediately vest.
Mr. Arrix's employment agreement, which was in effect until April 30, 2014, provided for (a) payments equal to (x) the cash equivalent of three months’ base salary at the rate in effect on the date of termination (which amount would increase by one week of base salary for each year of employment after the first year) and (y) a pro-rated annual cash bonus paid to the executive officer for the immediately preceding employment year, continued eligibility to participate in any benefit plans of our company for two months, plus (c) accelerated vesting of any stock options previously issued to the executive officer more than one year prior to his death or disability.
On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Small, which was effective as of May 1, 2014. The amended and restated employment agreement provides that in the event of Mr. Small's death or permanent disability, then Mr. Small would be entitled to the following benefits: (a) a lump sum payment equal to $250 payable in cash (or at either the Company's compensation committee's or Mr. Small's option, in shares of the Company's common stock), (b) all options to purchase the Company's common stock issued to Mr. Small will immediately vest, and (c) all restricted shares issued to Mr. Small would immediately vest.
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

The Company pays non-employee directors for all compensation in equity in lieu of cash and prices all grants of options therefor on the date granted.   During fiscal year 2014, directors' fees were paid through the issuance of options to purchase the Company's common stock (priced as of the date of grant). For 2014, the options in respect of the second, third and fourth fiscal quarters were all granted on September 11, 2014.

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2014 is shown in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1) (2)	All Other Compensation	Total
Peter Horan	$—	$—	$35	$—	$35
Michael J. Meyer	—	—	37	—	—
John D. Miller	—	—	28	—	28
Harriet Seitler	—	—	31	—	31
Birame Sock	—	—	33	—	33
Joseph Rascoff (3)	—	—	15	—	15
Ben Chen (4)	—	—	4	—	4

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
(2) As of June 30, 2014, each non-employee director held the following number of outstanding vested and unvested stock options: Mr. Horan: 3,933 vested stock options and 390 unvested stock options, Mr. Meyer: 867 vested stock options and 0 unvested stock options, Mr. Miller: 3,838 vested stock options and 390 unvested stock options, Ms. Seitler: 3,769 vested stock options and 390 unvested stock options, and Ms. Sock: 1,796 vested stock options and 0 unvested stock options.
(3) Joseph Rascoff became Chief Operating Officer of SFX Entertainment Inc., a company controlled by the Company's Executive Chairman, and is thereafter no longer considered independent for Audit Committee purposes. Therefore, Mr. Rascoff was not paid for the periods after June 1, 2013. Mr. Rascoff did not stand for re-election to the Company's Board of Directors and ceased to be a director on January 9, 2014. The amount reflected in this table represents payment for periods prior to June 1, 2013 that were paid actually paid in fiscal year 2014.
(4) Ben Chen resigned from the Company's Board on May 6, 2013. The amount reflected in this table represents payment for periods prior to May 6, 2013 that were actually paid in fiscal year 2014.

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

•
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our Executive Equity Incentive Plan as of June 30, 2014.  For a description of our Executive Equity Incentive Plan, see Note 10 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )

Equity compensation plans approved by security holders	1,817,523	(1)	$26.18	(2)	1,932,477
Equity compensation plans not approved by security holders	—		—		—

(1)    This includes 661,110 restricted stock units and options to purchase 1,156,413 shares. 981,040 stock options were granted to directors, officers, and employees during the fiscal year at a range of $4.54 to $52.80.
(2)    The weighted average exercise price of $26.18 reflects the weighted average exercise price of all options outstanding as of June 30, 2014. The restricted stock units referred to in Footnote 1 above do not have an exercise price and such units are not included in this weighted average.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 26, 2014 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to warrants or stock options held by that person that are exercisable as of September 26, 2014 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of September 26, 2014, there were 15,741,041 shares of our common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	8,624,936	52.3%
PAR Investment Partners, L.P. (3)	1,375,000
Directors and Named Executive Officers (not otherwise included above):
Kevin Arrix (4)	8,474	*
Greg Consigio (5)	10,667	*
Peter C. Horan (6)	79,121	*
Michael J. Meyer (7)	76,747	*
John D. Miller (8)	90,995	*
Mitchell J. Nelson (9)	5,881	*
Harriet Seitler (10)	69,660	*
John Small (11)	19,533	*
Birame Sock (12)	66,743	*
All directors and named executive officers as a group (10 people)	9,052,757	54.9%

* Represents less than 1%.

(1) Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Viggle Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.

(2) Mr. Sillerman beneficially owns 8,624,936 shares, including: (i) directly 227,881 shares of common stock owned by Mr. Sillerman (consisting of (A) 71,631 shares of common stock owned by Mr. Sillerman; (B) 31,250 shares of common stock issuable upon the exercise of options held by Mr. Sillerman which are exercisable at $80.00 per share; and (C) 125,000 shares of common stock issuable upon the exercise of warrants held by Mr. Sillerman which are exercisable at $80.00 per share); and (ii) indirectly 8,397,055 shares of common stock (consisting of (A) 7,500,242 shares of common stock owned by SIC; (B) 625,000 shares of common stock owned by SIC II, (C) 62,500 shares of common stock issuable upon the exercise of warrants held by SIC II, (D) 175,563 shares of common stock issuable upon the exercise of warrants held by SIC II which are exercisable at $80.00 per share; and (E) 33,750 shares of common stock owned of record by Laura Baudo Sillerman, Mr. Sillerman’ s spouse.

(3) Based on a Schedule 13G filed by PAR Investment Partners, L.P. ("PAR") on May 5, 2014, PAR owns 1,375,000 shares of common stock. PAR's address is One International Place, Suite 2041, Boston, MA 02110. Based on the Schedule 13G filed by PAR, PAR's sole general partner is PAR Group, L.P. The sole general partner of PAR Group, L.P. is PAR Capital Management, Inc. each of PAR, PAR Group, L.P. and PAR Capital Management, Inc. may be deemed to be the beneficial owner of all 1,375,000 shares held directly by PAR. Steven M. Smith is the Chief Operating Officer of PAR Capital Management, Inc.

(4) Mr. Arrix beneficially owns: (i) 856 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share, and (ii) 7,618 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $67.20 per share.

(5)  Mr. Consiglio beneficially owns: (i) 8,321 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $67.20 per share; (ii) 939 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $184.00 per share; and (iii) 1,407 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share.

(6)  Mr. Horan beneficially owns (i) 1,563 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share; (ii) 630 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $100.00 per share; (iii) 388 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $60.00 per share; (iv) 282 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $154.40 per share; (v) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $98.40 per share, (vi) 430 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $48.80 per share, (vii) 404 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $52.00 per share, (viii) 18,000 shares of restricted stock that will vest on October 28, 2014, and (ix) 38,799 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $4.46 per share.

(7)  Mr. Meyer beneficially owns (i) 410 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $48.80 per share, (ii) 457 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $52.00 per share, (iii) 16,000 shares of restricted stock that will vest on October 28, 2014, and (iv) 43,880 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $4.46 per share.

(8)  Mr. Miller beneficially owns (i) 7,500 shares of common stock, (ii) 1,563 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share, (iii) 716 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $100.00 per share; (iv) 425 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $60.00 per share; (v) 311 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $154.40 per share; (vi) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $98.40 per share, (vii) 476 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $48.80 per share, (viii) 423 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $52.00 per share, (ix) 18,000 shares of restricted stock that will vest on October 28, 2014, and (x) 42,956 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $4.46 per share.

(9)  Mr. Nelson beneficially owns (i) 2,442 shares of common stock; (ii) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share and (iii) 2,814 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $67.20 per share.

(10)  Ms. Seitler beneficially owns (i) 1,563 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $400.00 per share; (ii) 608 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $100.00 per share; (iii) 375 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $60.00 per share; (iv) 272 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $154.40 per share; (v) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $98.40 per share, (vi) 415 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $48.80 per share, (vii) 389 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $52.00 per share, (viii) 14,000 shares of restricted stock that will vest on October 28, 2014, and (ix) 37,413 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $4.46 per share.

(11)  Mr. Small beneficially owns (i) 11,719 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $67.20 per share; and (ii) 7,814 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $800.00 per share.

(12)  Ms. Sock beneficially owns (i) 371 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $60.00 per share; (ii) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $98.40 per share, (iii) 410 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $48.80 per share, (iv) 385 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $52.00 per share, (v) 14,000 shares of restricted stock that will vest on October 28, 2014, and (vi) 36,952 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 26, 2014 at $4.46 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below are summaries of certain transactions engaged in between the Company and certain related parties.

Related Parties

Recapitalization Note

In connection with the closing of a recapitalization of the Company's outstanding securities in February of 2011, as discussed more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 in the section entitled “Our Business,” Robert F.X. Sillerman (and his spouse and entities controlled by him), the Company's Chief Executive Officer, executed a promissory note in accordance with his subscription agreement for the payment of the purchase price of certain shares of the Company's Common Stock, in the amount of $3,242.  The note is an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum). The Company recorded income on the note of $85, $135 and $135 for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively.  All amounts outstanding under the note have been paid in full.

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

For the years ended June 30, 2014, June 30, 2013, and June 30, 2012, the Company billed Circle $73, $253 and $322, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2014, June 30, 2013 and June 30, 2012 was $86, $23 and $53, respectively.

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

For the years ended June 30, 2014, June 30, 2013 and June 30, 2012, the Company billed SFX $398, $263 and $0, respectively.  The balance due from SFX as of June 30, 2014, June 30, 2013 and June 30, 2012 was $0, $47 and $0, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company theretofore.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee. For the years ended June 30, 2014, June 30, 2013 and June 30, 2012, the Company billed Mr. Sillerman $7, $245 and $148, respectively.  The balance due from Mr. Sillerman as of June 30, 2014, June 30, 2013 and June 30, 2012 was $6 and $0 and $21, respectively.

Private Placements

On May 10, 2012, the Company completed the private placement of 21,363.6 units to accredited and institutional investors at an aggregate purchase price of $9,400.  Each unit consisted of (i) one-half share of our common stock and (ii) one detachable three-year warrant to purchase one-half share of our common stock with an exercise price of $640.00 per share, at a purchase price of $440.00 per unit.  If we sell shares of our common stock for the purpose of raising capital at a price below $640.00 per share before the expiration of the exercise period of the warrant, the exercise price of all warrants will be adjusted to the lowest price at which the shares were sold.  Mr. Sillerman purchased units for $3,000 in the May 10, 2012 private placement at the same price and on the same terms as the other investors in the private placement.  The Company recorded a compensation charge in the fourth quarter of fiscal 2012 of $2,116, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012, resulting from selling shares to executives at below fair value.
On August 25, 2011, the Company completed the private placement of 87,500 units, each unit consisting of (i) one-half share of our common stock and (ii) one detachable three-year warrant to purchase one-half share of our common stock with an exercise price of $640.00 per share, at a purchase price of $400.00 per unit, for an aggregate purchase price of $35,000 to accredited and institutional investors.  The three-year warrants are callable by us after February 26, 2012 if a registration statement for the resale of the shares of common stock issuable upon exercise of the warrants has been declared effective for 30 days and the closing bid price of such shares equals at least $640.00 per share for a period of at least 20 consecutive trading days after effectiveness of such registration statement.  SIC purchased units for $11,376 in the August 25, 2011 private placement at the same price and on the same terms as the other investors in the private placement. The Company recorded a non-cash compensation charge of $19,456, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2012, resulting from selling shares to executives below fair value.
Consultant

Benjamin Chen, previously an independent director of the Company, was acting as a consultant to the Company in the areas of technology, systems architecture and technical operations.  Mr. Chen was paid $188 for his services through June 30, 2013. On May 6, 2013, Mr. Chen resigned as a director of the Company.

Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $7.50 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. In 2013 and 2014, all director fees were paid through the issuance of options priced as of the date of grant. For 2014, the options in respect of the second, third and fourth fiscal quarters were all granted on September 11, 2014.

Amended and Restated $25 Million Line of Credit and Payoff

On February 11, 2013, SIC II, an affiliate of Mr. Sillerman, provided a line of credit (the “Original $25,000 Line of Credit”) to the Company in the amount of up to $25,000 with an interest rate of 14% per annum. In consideration of the Lender's agreement to provide the Original Line of Credit, the Company issued to SIC II 62,500 shares of the Company's common stock. The Company recorded compensation expense in the third fiscal quarter of $5,000 related to the shares issued to SIC II.

On September 16, 2013, pursuant to a Rescission Agreement (the "Rescission Agreement"), the Company and SIC II agreed to rescind the issuance of the 62,500 shares of common stock. Additionally, on September 16, 2013, the Company issued SIC II warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $55.20 per share. The warrants are exercisable for five years from the date of issuance.

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

Additionally, in the event of draws which exceed the DB Line maximum of $10,000, the lender (including Mr. Sillerman and his affiliates) under the New Line of Credit will receive 1,250 warrants to purchase the Company's common stock for every $100 drawn down and funded to the Company. These warrants are exercisable at a price of $80.00 per share and expire five (5) years after issuance. Participants other than SIC II who agreed to fund a portion of the New $25,000 Line of Credit received the same number of warrants for each $100 drawn from them.

As of December 19, 2013, the New $25 Million Line of Credit was fully-drawn, with SIC II having funded $14,045 and with other participants having funded $955. Accordingly, SIC II had been issued a total of 175,562.5 warrants in connection with such draws. In connection with the draw-downs during the 2014 fiscal year, we recorded compensation expense of approximately $3,810. Interest expense on the New $25 Million Line of Credit was $410 during the year ended June 30, 2014.
On December 11, 2013, the Company entered a Promissory Note with SIC II pursuant to which SIC II loaned Viggle $1,500 (the “Bridge Note”). The Bridge Note bore interest at a rate of 9% with a maturity date of January 10, 2014, or the date on which the Company increases the principal amount of its Term Loan with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in an amount allowing the Company to repay the Bridge Note. Because the Bridge Note involved a transaction with SIC II, an affiliate of Mr. Sillerman, the transaction was approved by the independent members of the Company's Board.
On December 16, 2013, the Company entered into an amendment (the “Amendment”) to the Company's Term Loan Agreement with Deutsche Bank (“Term Loan Facility”). The Term Loan Facility with Deutsche Bank provided for a line of credit of up to $10,000 which was fully-drawn, and provided for a maturity date of December 16, 2013. Pursuant to the Amendment, the line of credit was increased to $30,000 and the maturity date was extended to April 30, 2014. As in the original Term Loan Facility, the Term Loan Facility contains a mandatory prepayment provision providing that all amounts outstanding under the Term Loan Facility were due sooner as a result of the receipt of net proceeds by the Company or any of its wholly-owned subsidiaries from one or more debt or equity offerings by the Company or any of its wholly-owned subsidiaries in an amount equal to at least the amount of principal and accrued and unpaid interest outstanding on the Term Loan Facility.
The interest rate on the outstanding balance was lowered as a result of the Amendment. Previously, the interest rate on outstanding balances was, at the Company's election, a per annum rate equal to the LIBOR Rate plus 4% or (ii) the Prime Rate plus 1.75%. Pursuant to the Amendment, the interest rate on outstanding balances was lowered to a per annum rate, at the Company's option, of the LIBOR Rate plus 2.50%, or the Prime Rate plus 0.25%. Interest is payable monthly in arrears.
The Company may make prepayments, in whole or in part, under the Term Loan Facility at any time, as long as all accrued and unpaid interest thereon is paid through the prepayment date.
On December 13, 2013, the Company made a draw under the Term Loan Facility of $16,951 bringing the total draws under the Term Loan Facility to $26,951. The proceeds of this draw were used to repay amounts outstanding under (i) the New $25 Million Line of Credit, and (ii) the Bridge Note. On December 19, 2013, the Company drew an additional $3,049 so that the Term Loan facility was fully drawn.
On February 13, 2014, the Company entered into a further amendment (the "February Amendment") to the Term Loan Facility.   Pursuant to the February Amendment, the maturity date of the Term Loan Facility was extended to December 31, 2014, and the mandatory prepayment provision was amended to provide that only the first $10,000 in net cash proceeds from an equity offering shall be required to be used to prepay amounts outstanding under the Term Loan Facility.

On March 11, 2014, the Company entered into a further amendment (the "March Amendment") to the Term Loan Facility. Pursuant to the March Amendment, the line of credit was increased from $30,000 to $35,000. Concurrently with the March Amendment, on March 11, 2014, the Company entered into a Pledge and Security Agreement with Deutsche Bank pursuant to which the Company agreed to provide Deutsche Bank a security interest in $5,000 in cash, as well as a pledge to secure the prompt and timely payment of all obligations under the DB Line. Upon the closing of the public offering on April 30, 2014, the Company repaid $10,000 of amounts outstanding under the DB Line pursuant to the prepayment provisions in the DB Line.
The Term Loan Facility does not contain any financial covenants.
Repayment of the Term Loan Facility is guaranteed by Mr. Sillerman, and the transactions were approved by the independent members of the Company's Board.
In addition, on January 31, 2014, the Company entered into a Revolving Loan Agreement (the “Revolving Line”) with Deutsche Bank under which Deutsche Bank agreed to loan us up to $2,500. Amounts outstanding under the Revolving Line could not exceed 85% of the Company's eligible accounts receivable at any time. The Revolving Line provided that the Company may, from time to time, request advances from the Revolving Line in amounts of no less than $500. Interest on the outstanding balance may, at the Company's election, be charged at a rate per annum equal to the LIBOR Rate plus 4.00% or (ii) the Prime Rate plus 1.75%.   Interest is payable monthly in arrears.  We paid a $50 facility fee from the initial draw of $1,000 made at closing. The Revolving Line had a maturity date of April 30, 2014.  The Company was permitted to make prepayments, in whole or in part, under the Revolving Line at any time, as long as all accrued and unpaid interest thereon was paid through the prepayment date. The Revolving Line was secured by a lien on all of our assets. Repayment of the Revolving Line was guaranteed by Mr. Sillerman. The Revolving Line does not contain any financial covenants.  The Revolving Line was repaid and retired using a portion of the net proceeds of the public offering that closed on April 30, 2014, and the security interest was terminated.
$20,000 Line of Credit Exchange

The Company and SIC entered into a Line of Credit Grid Promissory Note with an interest rate of 9% per annum on June 29, 2012, which was subsequently amended (as amended, the “$20,000 Line of Credit Note”). The $20,000 Line of Credit Note was fully drawn, so that as of March 11, 2013 Company owed SIC $20,782 including outstanding principal and accrued interest. On March 11, 2013 SIC exchanged the $20,000 Line of Credit Note for an 8% Convertible Secured Note (the “8% Note”), in the principal amount of $20,782. The 8% Note was subordinated in repayment and security to the DB Line and the New $25,000 Line of Credit, provided for an interest rate of 8% (as opposed to the 9% interest rate in the $20,000 Line of Credit Note), and had a maturity date of March 11, 2016 (as opposed to the June 29, 2013 maturity date for the $20,000 Line of Credit Note). The 8% Note was secured by all of the Company's assets. The exchange was made pursuant to an exchange agreement (the “Exchange Agreement”), which provided for the issuance of 40,000 shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) for each $100 in principal amount of the Original Note so exchanged, so that the Company issued to SIC 103,909 shares of Common Stock in connection with such exchange (the “Common Shares”). The Company recorded compensation expense in fiscal 2013 of $7,481 related to the shares issued to SIC. In addition, the Exchange Agreement permited the Company to issue up to an additional $29,300 of additional 8% Convertible Secured Notes on the same terms.

On September 16, 2013, in connection with the Rescission Agreement, the Company and SIC agreed to rescind the transactions in the Exchange Agreement. The effect of the transaction was to (a) rescind the issuance of the 103,909 shares originally issued to SIC and (b) rescind the exchange of the 8% Note for the Original $20 Million Line of Credit Note. This had the effect of extinguishing the 8% Note and reinstating the Original $20 Million Line of Credit Note. The Original $20 Million Line of Credit Note had accrued and unpaid interest on September 16, 2013 of approximately $1,700. The shares of common stock were held in treasury at June 30, 2014.
On September 16, 2013, SIC agreed to waive, pursuant to a Waiver (the “Waiver”), approximately $1,700 of accrued and unpaid interest on the Original $20 Million Line of Credit Note, which interest accrued from June 29, 2012 through and including September 16, 2013.
Additionally, on September 16, 2013, the Company and SIC entered into an Exchange Agreement (the “Note Exchange Agreement”) pursuant to which the Company issued, in full satisfaction of the Original $20 Million Line of Credit Note, 20,000 shares of Series A convertible preferred Stock and 15,237 shares of Series B convertible preferred stock.
Recapitalization
On January 7, 2014, a special committee of the Company's Board of Directors approved, and on January 8, 2014, upon the recommendation of the special committee, the Company's Board of Directors approved, a recapitalization (the "Recapitalization") pursuant to which SIC and the other holders of our Series A preferred stock and Series B preferred stock exchanged their Series

A preferred stock and Series B preferred stock for shares of the Company's common stock. There were 34,275 shares of Series A preferred stock outstanding, each of which had a stated value of $1,000 and accrues dividends at 7% per share. Pursuant to the Recapitalization, the Company agreed to exchange each share of Series A preferred for a number of shares of the Company's common stock equal to the stated value of the share, plus all accrued and unpaid dividends thereon, multiplied by 16 (and further divided by 80 to give effect to the 1-for-80 reverse stock split). For example, if a share of Series A preferred stock had $20 in accrued and unpaid dividends, then the stated value of such share plus accrued and unpaid dividends on the share would equal $1,020, and the share would be exchanged for 16,320 shares of common stock, which amount would be further adjusted to 204 shares to give effect to the 1-for-80 reverse stock split. In addition, there were 21,804.2 shares of Series B preferred stock outstanding. The Company agreed to exchange each share of Series B preferred for one share of common stock, which was then further adjusted to 0.0125 shares after for the reverse stock split. Consummation of the Recapitalization was contingent upon the completion of the public offering that closed on April 30, 2014. Affiliates of Mr. Sillerman held 33,320 shares of Series A preferred and 21,364.2 shares of Series B preferred stock which were exchanged in the Recapitalization on these terms.
Related Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Recapitalization Note", "Shared Service Agreement", "Consultant", "Private Placements", "Director Compensation", "Amended and Restated $25,000 Line of Credit and Payoff", "$20,000 Line of Credit Exchange", and "Recapitalization" involved Mr. Sillerman, Mr. Nelson, Mr. Chen, or their respective affiliates, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Wetpaint Stockholders Agreement
Pursuant to the merger agreement (the "Merger Agreement") pursuant to which the Company acquired wetpaint.com, inc. (the "Wetpaint Acquisition"), the Company entered into the Stockholders Agreement, effective at the closing of the Wetpaint Acquisition, with Mr. Sillerman and certain of the former shareholders of wetpaint.com, inc. who received shares of the Company's common stock pursuant to the Wetpaint Acquisition (the "Wetpaint/Viggle Holders"). Pursuant to the terms of the Stockholders Agreement, the Wetpaint/Viggle Holders party to the Stockholders Agreement appointed as their proxy, and granted a power of attorney to, Mr. Sillerman with respect to any proposal submitted for Viggle stockholder approval, and authorized Mr. Sillerman to represent and vote all of such Wetpaint/Viggle Holders’ shares of the Company's capital stock entitled to vote on such matters in his sole discretion. Additionally, pursuant to the Stockholders Agreement, certain Wetpaint/Viggle Holders were granted certain “pre-emptive” rights which allow them to purchase a pro rata portion of any equity securities or debt securities convertible into equity securities that we propose to offer or sell for the purposes of raising new capital (subject to certain exceptions) during the period following the closing of the Wetpaint Acquisition until the first to occur of the time immediately prior to our completing a recapitalization and December 31, 2015. These provisions expired upon our completion of the Recapitalization.
Wetpaint Nomination Agreement
Pursuant to the Merger Agreement, the Company entered into a nomination agreement, effective at the closing of the Wetpaint Acquisition, with certain Wetpaint/Viggle Holders pursuant to which the Wetpaint/Viggle Holders party thereto were granted certain rights with respect to nominating a member of our Board of Directors or selecting a representative to attend all meetings of our Board of Directors in a nonvoting observer capacity.
Wetpaint Registration Rights Agreement
Pursuant to the Merger Agreement, the Company also entered into a registration rights agreement, effective at the closing of the Wetpaint Acquisition, with certain Wetpaint/Viggle Holders, pursuant to which the Company granted piggy-back registration rights to the Wetpaint/Viggle Holders party thereto for a specified period following the date on which Viggle completes a subsequent offering.
Wetpaint Lockup Agreement
Pursuant to the Merger Agreement, the Company entered into a lockup agreement, effective at the closing of the Wetpaint Acquisition, with certain Wetpaint/Viggle Holders, pursuant to which the Wetpaint/Viggle Holders party thereto are prohibited from selling shares of our common stock until the date that was six months following the date on which we completed a subsequent offering.
Wetpaint Employment Agreements

Pursuant to the Merger Agreement, the Company also entered into the employment agreements, effective at the closing of the Wetpaint Acquisition, with each of L. Benjamin Elowitz and Robert Grady. The employment agreements provide that Messrs. Elowitz and Grady will serve for a three year term and also set forth their respective titles, duties and compensation. In addition, the employment agreements contain provisions relating to termination, confidentiality, non-solicitation and non-competition.
Software License and Services Agreement
On March 10, 2014, the Company entered into a Software License and Services Agreement with SFX Entertainment, Inc. ("SFX"). Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license the Company's audio recognition software and related loyalty platform for a term of ten years. SFX may use the software for its own internal business purposes and may sublicense the software only to its affiliates or to its co-promoters. The agreement provides that SFX may not use the software for any business that directly competes with the Company in the field of entertainment rewards. The Company believes SFX will use the technology to enable mobile commerce within its festivals or shows. Therefore, the Company does not believe that SFX will use the software in a business that will be competitive with the Company's business. SFX paid the Company $5 million as a license fee for the software. In addition, the Company will provide support and professional services. Rates for support and development services will be charged at $.150 per hour, which we may increase after the first year to the Company's average hourly rate for the services. SFX will also receive 50% of the Company's net revenues from the license of the software to any third party. If SFX elects to renew the agreement after the initial ten year term for an additional ten year term, it will make an additional $5 million payment to the Company upon the renewal. The Company agreed that during the term of the agreement the Company may not license the software to any third party that directly competes with SFX in the promotion of dance music. To the extent that the Company offers terms and conditions to a third-party licensing the software that are, when taken as a whole, more favorable than the terms and conditions provided to SFX, the Company agrees to provide SFX with the same terms and conditions as the third party on a prospective basis.
Mr. Sillerman is Chairman and Chief Executive Officer of SFX, and Mr. Nelson, who serves as one of the members of the Company's Board of Directors, also provides legal services to SFX. In addition, two additional members of the Company's Board, Mr. Meyer and Mr. Miller, also serve on the Board of SFX. Therefore, an independent committee of our Board, comprised of Mr. Horan, Ms. Seitler and Ms. Sock, approved the transaction.
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

Peter Horan, Michael Meyer, John Miller, Harriet Seitler, and Birame Sock, whose biographical information is included above under the heading “Executive Officers and Directors of Viggle Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market. As of August 1, 2013, Joseph Rascoff became Chief Operating Officer of SFX Entertainment Inc., a company controlled by the Company's Executive Chairman, and was thereafter no longer considered independent for Audit Committee purposes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2014 and June 30, 2013 (fees are stated in dollars):

	2014	2013
Audit Fees(1)	$453,215	$154,840
Audit-related Fees (2)	118,095	—
Tax Fees	10,225	14,300
All Other Fees	—	—
Total	$581,535	$169,140
(1)    Audit fees in 2014 and 2013 related to the audits and Form 10-K filings, the quarterly reviews and Form 10-Q filings, the Form S-1 filings and accounting consultation services.

(2)    Audit-related fees in 2014 related to audits and reviews in connection with consummated acquisitions.

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

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 30.

(2) Financial Statement Schedule

Not applicable

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)
10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)
10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)
10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)
10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)

10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
10.44	Form of Subordination Agreement (40)
10.45	Form of Exchange Agreement for LOC Investors (41)
10.46	Form of Commitment Letter under New $25,000,000 Line of Credit (42)
10.47
Agreement and Plan of Merger, dated as of December 16, 2013, by and among Viggle Inc., Viggle Merger Sub Inc., wetpaint.com, Inc., certain stockholders of wetpaint.com, Inc. (solely with respect to Articles 1, 5 and 6 and Subsection 11.1) and the Shareholder Representative Services LLC (solely in its capacity as the Stockholders' Agent) (43)

10.48	Promissory Note, dated as of December 11, 2013, issued by Viggle Inc. to Sillerman Investment Company II LLC (44)
10.49	Second Amendment, dated as of December 13, 2013, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (45)
10.50	Amended and Restated Viggle Inc. 2011 Executive Incentive Plan (46)
10.51	Revolving Loan Agreement (47)
10.52	Stockholders Agreement, dated as of January 29, 2014, by and among the registrant, Nancy Lee, as representative and former stockholders of Dijit Media, Inc. (48)
10.53	Amended Form of Warrant for May 2012 PIPE Transaction (49)
10.54	Third Amendment, dated as of February 13, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (50)
10.55	Form of Certificate of Amendment to Articles of Incorporation (51)
10.56	Fourth Amendment, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (52)
10.57	Pledge and Security Agreement, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (53)
10.58	Software License and Services Agreement, dated as of March 10, 2014, by and between Viggle Inc. and SFX Entertainment, Inc. (54)
10.59	Amendment to Articles of Incorporation of Viggle Inc. (55)
10.60	Amendment to the Employment Agreement of Robert F.X. Sillerman (56)
10.61	Form of Amendment to the Employment Agreements of Gregory Consiglio, John Small and Kevin Arrix (57)
10.62	Form of Exchange Agreement with Holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (58)
10.63
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Viggle Inc.,Viggle Merger Sub III Inc., Choose Digital Inc., certain stockholders of Choose Digital Inc., and (solely with respect to Articles 1, 5 and 6 and Subsection 10.1) Amossyklein Family Holdings, LLLP (solely in its capacity as the Stockholders’Agent) (59)

14.1	Code of Business Conduct and Ethics (60)
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012

(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014

(57)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Viggle Inc.

September 29, 2014	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Viggle Inc.

September 29, 2014	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	September 29, 2014
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ JOHN C. SMALL	September 29, 2014
John C. Small Chief Financial Officer (Principal Accounting Officer)

By:	/s/ MITCHELL J. NELSON	September 29, 2014
Mitchell J. Nelson, Director, Executive Vice President, and Secretary

By:	/s/ MICHAEL MEYER	September 29, 2014
Michael Meyer, Director

By:	/s/ PETER HORAN	September 29, 2014
Peter Horan, Director

By:	/s/ JOHN D. MILLER	September 29, 2014
John D. Miller, Director

By:	/s/ HARRIET SEITLER	September 29, 2014
Harriet Seitler, Director

By:	/s/ BIRAME SOCK	September 29, 2014
Birame Sock, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)
10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)
10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)

10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)
10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)
10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
10.44	Form of Subordination Agreement (40)
10.45	Form of Exchange Agreement for LOC Investors (41)
10.46	Form of Commitment Letter under New $25,000,000 Line of Credit (42)
10.47
Agreement and Plan of Merger, dated as of December 16, 2013, by and among Viggle Inc., Viggle Merger Sub Inc., wetpaint.com, Inc., certain stockholders of wetpaint.com, Inc. (solely with respect to Articles 1, 5 and 6 and Subsection 11.1) and the Shareholder Representative Services LLC (solely in its capacity as the Stockholders' Agent) (43)

10.48	Promissory Note, dated as of December 11, 2013, issued by Viggle Inc. to Sillerman Investment Company II LLC (44)
10.49	Second Amendment, dated as of December 13, 2013, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (45)

10.50	Amended and Restated Viggle Inc. 2011 Executive Incentive Plan (46)
10.51	Revolving Loan Agreement (47)
10.52	Stockholders Agreement, dated as of January 29, 2014, by and among the registrant, Nancy Lee, as representative and former stockholders of Dijit Media, Inc. (48)
10.53	Amended Form of Warrant for May 2012 PIPE Transaction (49)
10.54	Third Amendment, dated as of February 13, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (50)
10.55	Form of Certificate of Amendment to Articles of Incorporation (51)
10.56	Fourth Amendment, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (52)
10.57	Pledge and Security Agreement, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (53)
10.58	Software License and Services Agreement, dated as of March 10, 2014, by and between Viggle Inc. and SFX Entertainment, Inc. (54)
10.59	Amendment to Articles of Incorporation of Viggle Inc. (55)
10.60	Amendment to the Employment Agreement of Robert F.X. Sillerman (56)
10.61	Form of Amendment to the Employment Agreements of Gregory Consiglio, John Small and Kevin Arrix (57)
10.62	Form of Exchange Agreement with Holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (58)
10.63
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Viggle Inc.,Viggle Merger Sub III Inc., Choose Digital Inc., certain stockholders of Choose Digital Inc., and (solely with respect to Articles 1, 5 and 6 and Subsection 10.1) Amossyklein Family Holdings, LLLP (solely in its capacity as the Stockholders’Agent) (59)

14.1	Code of Business Conduct and Ethics (60)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013

(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(57)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011