Form 10-Q
period 2014-09-30
Viggle Inc.
filed 2014-11-12
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 16,107,807 shares of the registrant's common stock outstanding.

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

As used in this report:

•	"Viggle" refers to Viggle Inc., a Delaware corporation (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Viggle and its subsidiaries, individually, or in any combination

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"SIC III" refers to Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$122	$7
Accounts receivable (net of allowance for doubtful accounts of $95 at September 30, 2014 and June 30, 2014)	3,476	3,962
Prepaid expenses	1,047	949
Other receivables	250	80
Restricted cash	—	5,000
Total current assets	4,895	9,998
Restricted cash	694	700
Property & equipment, net	2,981	2,613
Intangible assets, net	27,316	28,810
Goodwill	36,647	36,627
Other assets	351	351
Total assets	$72,884	$79,099

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,588	$7,810
Reward points payable	5,237	4,927
Contingent consideration liability	4,792	4,792
Common stock warrant liability	10	15
Deferred revenue	562	911
Current portion of loan payable	15,000	15,000
Total current liabilities	37,189	33,455
Deferred revenue	4,237	4,354
Other long-term liabilities	1,967	1,488
Total liabilities	43,393	39,297
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of September 30, 2014 and June 30, 2014	—	—
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of September 30, 2014 and June 30, 2014	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 15,739,791 and 15,743,541 shares as of September 30, 2014 and June 30, 2014, respectively	16	16
Additional paid-in-capital	347,725	340,163
Treasury stock, 215,164 and 211,414 shares at September 30, 2014 and June 30, 2014, respectively	(11,826)	(11,556)
Accumulated deficit	(306,424)	(288,821)
Total stockholders' equity	29,491	39,802
Total liabilities and stockholders' equity	$72,884	$79,099

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenues	$6,476	$4,338
Cost of watchpoints and engagement points	(1,164)	(2,579)
Selling, general and administrative expenses	(22,771)	(25,334)
Operating loss	(17,459)	(23,575)

Other (expense) income:
Other income, net	5	84
Interest expense, net	(127)	(768)
Total other (expense) income	(122)	(684)

Net loss before provision for income taxes	(17,581)	(24,259)

Income tax expense	$(22)	$(22)

Net loss	$(17,603)	$(24,281)

Net loss per common share - basic and diluted	$(1.12)	$(21.90)

Weighted average common shares outstanding - basic and diluted	15,741,055	1,108,769

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance June 30, 2014	$16	$—	$340,163	$(11,556)	$(288,821)	$39,802
Net loss					(17,603)	(17,603)
Purchase of common shares from former officer				(270)		(270)
Interest income on note receivable from shareholders			(1)			(1)
Restricted stock - share based compensation			5,680			5,680
Employee stock options - share based compensation			1,882			1,882
Balance September 30, 2014 (unaudited)	$16	$—	$347,725	$(11,826)	$(306,424)	$29,491

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Operating activities:
Net loss	$(17,603)	$(24,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	5,680	4,763
Employee stock options - share based compensation	1,882	1,904
Stock compensation in connection with line of credit borrowing	—	2,870
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	—	6,259
Decrease in fair value of convertible debt embedded derivative	—	(16)
Decrease in fair value of common stock warrants	(5)	(68)
Depreciation and amortization	1,800	962
Interest income on notes receivable from shareholders and officer	(1)	(35)
Changes in operating assets and liabilities:
Accounts receivable, net	486	563
Other receivables	(170)	(93)
Prepaid expenses	(98)	36
Other assets	5,006	1
Deferred revenue	(466)	(237)
Accounts payable and accrued expenses	3,778	217
Reward points liability	310	901
Other liabilities	29	12
Net cash provided by (used in) operating activities	628	(6,242)

Investing activities:
Cash paid for acquisitions, net of cash acquired
Purchase of property and equipment	(112)	(90)
Capitalized software costs	(131)	(235)
Net cash used in investing activities	(243)	(325)

Financing activities:
Proceeds from loans	—	7,000
Purchase of common shares from former officer	(270)	—
Net cash (used in) provided by financing activities	(270)	7,000

Net increase in cash	115	433
Cash at beginning of period	7	1,359
Cash at end of period	$122	$1,792

Supplemental cash flow Information:
Cash paid during the period for interest	$104	$108

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$449

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

Through wetpaint.com, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 100 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

The Company has purchased and will continue to source rewards from vendors that it will issue to users upon the redemption of their points.  The Company has not generated sufficient revenue to date to cover the cost of rewards and its other costs of doing business, and there is no guarantee that it will be able to generate sufficient revenue in the future to continue to purchase rewards from vendors or continue its business.

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposit that were required as collateral under leases of office space.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of September 30, 2014 and June 30, 2014 was $95.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended September 30, 2014 and September 30, 2013 were not significant.

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

There were no impairments of long-lived assets during the three months ended September 30, 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,375 and $5,244 as of September 30, 2014 and June 30, 2014, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

Deferred Rent

The Company is party to a lease for office space for its corporate office, and as part of the agreement the landlord provided a rent abatement for the first 10 months of the lease. In 2014, the Company entered into two lease agreements for its satellite offices which provided for tenant improvement work sponsored by the landlords. The abatement and landlord sponsored improvements have been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense.

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

The Company recognized barter revenue and barter expense in the amount of $3,010 and $1,385 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Watchpoints and Engagement Points

The Company issues points to its users as an incentive to utilize the App and its features, and to consume content provided on wetpaint.com.  Users can redeem these points for rewards.  The Company records the cost of these points based on the weighted average cost of redemptions during the period.   Points earned but not redeemed are classified as a liability.

Users earn points for various activities within the Company's App and the wetpaint.com site. The Company reports points earned for checking into shows and points earned for engaging in advertiser sponsored content as a separate line in its Statements of Operations ("Cost of watchpoints and engagement points").  All other points earned by users are reflected as a marketing expense in selling, general and administrative expense.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2014 and September 30, 2013 was $4,116 and $1,958, respectively, including barter expense.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2-14-15"). The standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (July 1, 2016 for the Company), with early adoption permitted. The Company has not yet determined what the impact of adoption will have on its consolidated financial statements.

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

In connection with the Acquisition, all outstanding shares of Wetpaint capital stock were converted into the right to receive an aggregate amount of cash and shares of Viggle common stock (the “Stock Consideration”) payable as described below.  At the completion of the Acquisition, (i) $1,634 in cash (subject to certain adjustments for payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders), $22,923 in shares of Viggle common stock (subject to certain adjustments) and $3,860 in restricted stock units were delivered to the holders of Wetpaint Capital Stock in accordance with the allocation set forth in the Merger Agreement, and (ii) $4,771 in shares of Viggle common stock (the “Escrow Shares”) were delivered to an escrow agent to satisfy potential indemnification claims.  There are no known indemnificati on claims, and the escrow was established to cover claims in the event that any indemnification claims arise or are discovered. The shares will be held in escrow for a period of twelve months after closing to satisfy any indemnification claims that might arise during that twelve month period, and if no claims arise, these shares will be distributed to the former shareholders of Wetpaint.  In addition, in February of 2014, Viggle paid an aggregate amount of approximately $3,367 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders) to the holders of Wetpaint capital stock in accordance with the allocation set forth in the acquisition agreement. The values of shares of Viggle common stock and restricted stock units noted above were based on the average closing market price of the Company's common stock during the 10 days prior to completion of the Acquisition, in accordance with the Acquisition Agreement.

Pursuant to the terms of the Acquisition Agreement, if the Company completed a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition shall be adjusted. In connection with anti-dilution provisions, on April 30, 2014, the Company issued approximately 700,000 shares of common stock and approximately 98,000 restricted stock units to the former shareholders of Wetpaint.

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

A preliminary summary of the fair value of consideration transferred for this acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price prior to the Acquisition	$8,893
Sellers expenses paid at closing	782
Contingent consideration	4,792
Total consideration transferred	14,467

Preliminary allocation:
Goodwill	8,006
Intangible assets	5,797
Other assets	1,278
Total liabilities, including acquired accrued expenses	(614)
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

Pro Forma Financial Results

The following unaudited pro forma condensed consolidated financial results of operations for the three months ended September 30, 2013 are presented as if the Wetpaint and Choose Digital acquisitions had been completed at the beginning of fiscal year 2013:

Three months ended September 30, 2013
Revenues	$5,023
Operating loss	(26,217)
Net loss	(26,841)
Net loss per common share - basic and diluted	$(7.43)

These pro forma condensed consolidated financial results have not been adjusted to reflect the impact of synergies and integration costs that would result from integration of these acquisitions.

5.  Property and Equipment

Property and Equipment consists of the following:

	September 30, 2014	June 30, 2014

Leasehold Improvements	$2,893	$2,460
Furniture and Fixtures	592	592
Computer Equipment	638	726
Software	226	168
Total	4,349	3,946
Accumulated Depreciation and Amortization	(1,368)	(1,333)
Property and Equipment, net	$2,981	$2,613

Depreciation and amortization charged to selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 amounted to $176 and $152, respectively.

6.  Intangible Assets and Goodwill

		September 30, 2014			June 30, 2014
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	84 months	$10,600	$(1,199)	$9,401	$10,600	$(820)	$9,780
Wetpaint trademarks	360 months	5,800	(151)	5,649	5,800	(103)	5,697
Wetpaint customer relationships	60 months	2,000	(317)	1,683	2,000	(217)	1,783
Wetpaint non-compete agreements	36 months	609	(161)	448	609	(110)	499
Watchpoints technology	36 months	—	—	—	4,209	(3,859)	350
Loyalize software	36 months	—	—	—	2,350	(2,350)	—
Dijit technology	84 months	1,820	(173)	1,647	1,820	(108)	1,712
Choose Digital intangible assets	84 months	5,797	(221)	5,576	5,797	(14)	5,783
Internally generated capitalized software	36 months	5,375	(2,787)	2,588	5,244	(2,364)	2,880
Other	various	326	(2)	324	333	(7)	326

Total		$32,327	$(5,011)	$27,316	$38,762	$(9,952)	$28,810

Amortization of intangible assets included in selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 amounted to $1,624 and $810, respectively.  Future annual amortization expense expected is as follows:

Years ending June 30,

2015	$3,894
2016	4,810
2017	3,240
2018	3,198
2019	2,981

Goodwill consists of the following:

Description	September 30, 2014	June 30, 2014
Loyalize	$2,953	$2,953
Wetpaint	23,743	23,723
Dijit	1,945	1,945
Choose Digital	8,006	8,006

Total	$36,647	$36,627

7. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	September 30, 2014	June 30, 2014

Term Loan Agreement ("DB Line")	12/31/14	$15,000	$15,000	$15,000

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

On March 11, 2014, the Company entered into a further amendment (the "March Amendment") to the DB Line. Pursuant to the March Amendment, the line of credit was increased from $30,000 to $35,000, providing the Company with an additional $5,000 for working capital purposes. Concurrent with the March Amendment, on March 11, 2014, the Company entered into a Pledge and Security Agreement with Deutsche Bank pursuant to which it agreed to provide Deutsche Bank a security interest in $5,000 in cash, as well as a pledge to secure the prompt and timely payment of all obligations under the DB Line. The $5,000 was released by Deutsche Bank and utilized for the Company's working capital needs during the quarter.

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

As of September 30, 2014, the Company had drawn $15,000 on the DB Line.  Interest expense on the DB Line for the three months ended September 30, 2014 and 2013 was $102 and $107, respectively.

See Note 14, Subsequent Events, for a discussion of a new debt agreement and amendment to the DB Line.

8. Commitments and Contingencies

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

9. Stockholders’ Equity

Common Stock

As of September 30, 2014 and June 30, 2014, there were 300,000,000 shares of authorized common stock, and 15,739,791 and 15,743,541 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Series A Convertible Redeemable Preferred Stock
Prior to September 16, 2013, the Company had authorized a class of series A preferred shares, but none of those shares were issued or outstanding. On September 16, 2013, the Company eliminated the prior class of series A preferred shares and created a new class of Series A Convertible Redeemable Preferred Stock (the “Series A Convertible Redeemable Preferred Stock”). The Company authorized the issuance of up to 100,000 shares of the Series A Convertible Redeemable Preferred Stock. The designation, powers, preferences and rights of the shares of Series A Convertible Redeemable Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series A Convertible Redeemable Preferred Stock have an initial stated value of 1,000 per share (the "Stated Value").

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

•
The shares of Series B Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at a conversion price of $1.15. The shares of Series B Convertible Preferred Stock may only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $1.67 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 25,000 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the Company, (ii) a sale of at least 90% of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board has determined that the aggregate implied value of the Company's capital stock in such transaction is equal to or greater than 125,000.

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

As of September 30, 2014 and June 30, 2014, there were no shares of Series A Convertible Redeemable Preferred Stock or Series B Convertible Preferred Stock oustanding. See Note 14, Subsequent Events, for a discussion of an additional class of preferred stock.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2014, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2013	396,370	$95.57
Granted	1,442,860	3.70
Vested	(7,887)	2,366.27
Forfeited and canceled	—	—
Nonvested at September 30, 2013	1,831,343	$13.41

Compensation expense related to restricted stock was $5,508 and $4,763 for the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $32,410 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for three months ended September 30, 2014:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2014	989,066	$30.09
Granted	200,000	4.46
Exercised	—	—
Forfeited and canceled	(12,508)	83.01
Outstanding at September 30, 2014	1,176,558	25.17
Exercisable at September 30, 2014	334,959	$60.80

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the three months ended September 30, 2014 and 2013 were estimated based on the following weighted average assumptions:

	Three Months Ended September 30,
	2014	2013
Expected volatility	80%	80%
Risk-free interest rate	2.10%	1.77%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.20
Estimated fair value per option granted	$3.18	$36.00

Compensation expense related to stock options of $1,882 and $1,904 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $6,230 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

11.  Income Taxes

For the three months ended September 30, 2014 and 2013, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At September 30, 2014 the Company has a Net Operating Loss carryforward of approximately $109,000, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of September 30, 2014 and June 30, 2014. The deferred tax liability, net is included in other long term liabilities in the accompanying consolidated balance sheets. Income tax expense for the three months ended September 30, 2014 and 2013 was $22 and $22, respectively.
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

12.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2014 and 2013, the Company billed Circle $7 and $47, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of September 30, 2014 and June 30, 2014 was $93 and $86, respectively.

The Company also entered into a shared services agreement with SFX Entertainment Inc. ("SFX"), a company affiliated with Mr. Sillerman, pursuant to which it shares costs for legal and administrative services in support of Mr. Nelson, and several other of the Company's and/or SFX's employees. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson and such other employees. Mr. Nelson and such other employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three months ended September 30, 2014 and 2013, the Company billed SFX $168 and $131, net of amounts billed by SFX to the Company, respectively.  The balance due from SFX as of September 30, 2014 and June 30, 2014 was $157 and $0, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee.  For the three months ended September 30, 2014 and 2013, the Company billed Mr. Sillerman $0 and $8, respectively.  The balance due from Mr. Sillerman as of September 30, 2014 and June 30, 2014 was $0 and $6, respectively.

Lines of Credit

See Note 7, Loans Payable, for a description of certain loans which have been provided by related parties. In addition, see Note 14, Subsequent Events, for additional discussion of certain related party transactions.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of September 30, 2014 and June 30, 2014 to a fair value of $10 and $15. The Company recorded gains of $5 and $68 to other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of September 30, 2014, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792. As of September 30, 2014, the fair value of total contingent consideration for acquisitions was estimated to be $4,792. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at June 30, 2014	$4,807
Additions to Level 3	—
Unrealized (gains) losses for the period included in other income (expense), net	(5)
Extinguishments	—
Balance at September 30, 2014	$4,802

14.  Subsequent Events

On October 24, 2014, the Company and SIC III entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the

Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company. In addition, SIC III agreed to purchase 10,000 shares (the “Shares”) of a new class of Series C Convertible Preferred Stock for a total of $10,000. The Company also agreed to issue to SIC III warrants to purchase 1,500,000 shares of the Company’s common stock. The Company will issue Warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Note or every $1,000 of purchase price paid for the Shares. The warrants will be issued in proportion to the amounts the Company draws under the Note and amounts paid for the Shares. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants will be subject to approval of the Company’s stockholders.

Line of Credit Note

On October 24, 2014, the Company issued SIC III the Note. The Note provides a right for the Company to request advances under the Note from time to time. On October 24, 2014, SIC III made an initial advance under the Note of $4,500. The Note provides that the Company may request additional advances of up to $15,500, provided that additional advances bringing the total of advances to amount in excess of $5,000 may be made only after December 15, 2014 and to pay off amounts outstanding under the DB Line (see Note 7, Loans Payable for a complete discussion of the DB Line). The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. In addition, the Note provides for a 3% discount, such that the amount advanced by SIC III will be 3% less than the associated principal amount of the advance. From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to seventeen percent (17%) per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued to SIC III warrants to purchase 225,000 shares of the Company’s common stock. These warrants have an exercise price of $3.51, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance. The Company has not determined the stock compensation expense related to the issuance of warrants to SIC III, however such amount will be recorded during the Company's second fiscal quarter.

The Note is not convertible into equity securities of the Company.

The Note also contains certain covenants and restrictions, including, among others, that, for so long as the Note is outstanding, the Company will not, without the consent of the holder of the Note, (i) make any loan or advance in excess of $500 to any officer, director, employee of affiliate of the Company (except advances and similar expenditures : (a) under the terms of employee stock or option plans approved by the Board of Directors, (b) in the ordinary course of business, consistent with past practice or (c) to its subsidiaries), (ii) incur any indebtedness that exceeds $1,000 in the aggregate other than indebtedness outstanding under the Note, (iii) guaranty any indebtedness of any unaffiliated third party, (iv) change the principal business of the Company or exit the Company's current business, provided that the foregoing is subject to the Board's compliance with its fiduciary duties, (v) sell, assign, or license material technology or intellectual property of the Company except (a) in the ordinary course of business, consistent with past practice, (b) sales and assignments thereof in any 12 month period that do not have a fair market value in excess of $500 or (c) in connection with a change of control transaction, (vi) enter into any corporate strategic relationship involving the payment, contribution or assignment by the Company of its assets that have a fair market value in excess of $1,000 or (vii) liquidate or dissolve the Company or wind up the business of the Company, except in connection with changes of control or merger, acquisition or similar transactions or as approved by the Company’s Board in compliance with their fiduciary duties.

Series C Convertible Preferred Stock

The Company created a new class of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”) by filing a Certificate of Designations of the Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designation") with the Secretary of State of the State of Delaware. The Company authorized the issuance of up to 100,000 shares of the Series C Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series C Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series C Certificate of Designation and are summarized as follows:

•	The shares of Series C Convertible Preferred Stock have a stated value of $1,000 per share (the "Stated Value").

•
Each holder of a share of Series C Convertible Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Convertible Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series C Convertible Preferred Stock.

•
Each share of Series C Convertible Preferred Stock is convertible, at the option of the holders, on the basis of its State Value and accrued, but unpaid Dividends, into shares of Company common stock at a conversion price of $4.00 per common share.

•
The Company may redeem any or all of the outstanding Series C Convertible Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $5.00 or more per share.

•
The Company is required to redeem each Series C Convertible Preferred Stock on the tenth (10th) business day immediately following the fifth anniversary of its issuance. However, the Company shall have no obligation to mandatorily redeem any shares of Series C Convertible Preferred Stock at any time that (x) the Company does not have surplus under Section 154 of the Delaware General Corporation Law (the “DGCL”) or funds legally available to redeem all shares of Series C Convertible Preferred Stock, (y) the Company's capital is impaired under Section 160 of the DGCL or (z) the redemption of any shares of Series C Convertible Preferred Stock would result in an impairment of the Company's capital under Section 160 of the DGCL; provided, that if the Company is prohibited from redeeming the Shares due to those limitations, the Company will redeem the Shares as soon as possible after such restrictions are no longer applicable.

•
Upon a change of control of the Company, each holder of Series C Convertible Preferred Stock shall be entitled to require the Company to redeem from such holder all of such Holder's shares of Series C Convertible Preferred Stock so long as such holder requests such redemption in writing at least one (1) business day prior to the consummation of such change of control. The redemption amount per share equals the Stated Value thereof plus accrued Dividends plus a change of control premium equal to the Stated Value multiplied 6%.

•
The shares of Series C Convertible Preferred Stock are senior in liquidation preference to all shares of capital stock of the Company unless otherwise consented to by a majority of the holders of shares of Series C Convertible Preferred Stock.

•	The shares of Series C Convertible Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series C Convertible Preferred Stock is necessary for the Company to amend the Series C Certificate of Designation.

Pursuant to the Securities Purchase Agreement, SIC III will acquire 10,000 Shares of Series C Convertible Preferred Stock for $10,000. The purchase of such Shares is subject to certain conditions, including (a) the accuracy of the Company’s representation and warranties set forth in the Securities Purchase Agreement, (b) the delivery of various closing certificates, and (c) approval by the Company’s shareholders of the exercise of the warrants issuable pursuant to the Securities Purchase Agreement.

Amendment to Term Loan Agreement

As discussed in Note 7, Loans Payable, the Company is party to a Term Loan Agreement with Deutsche Bank (the "DB Line"). The DB Line provides that the Company will use the proceeds of any debt or equity capital raises to prepay amounts outstanding under the DB Line. In connection with the transactions contemplated by the Securities Purchase Agreement, the Company entered into an amendment (the “Amendment”) with Deutsche Bank pursuant to which the prepayment provision was removed, allowing the Company to issue the Shares and request advances under the Note without having to prepay those amounts to Deutsche Bank. Deutsche Bank and SIC III entered into a Subordination Agreement (the “Subordination Agreement”) pursuant to which the repayment of amounts under the Note is subordinated to repayment of amounts under the DB Line.

Special Committee Action

Because the transactions described in the foregoing sections were between the Company and Robert F.X. Sillerman or an affiliate of Robert F.X. Sillerman, who is the Executive Chairman and Chief Executive Officer of the Company, the Company formed a special committee of independent directors to review the proposed transactions. Such special committee reviewed and unanimously approved such transactions. The Committee engaged an independent financial advisor in connection with its determination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and in the Company's Annual Report on Form 10-K filed on September 29, 2014. Our historical results of operations reflected in our consolidated financial statements are not necessarily indicative of our future results of operations.

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

Overview of Our Service
U.S. consumers can become Viggle users through a free App that works on multiple types of mobile phones and tablets and is distributed through the Apple App Store and the Google Play Store. After a consumer downloads the App, he or she must create an account. Viggle then allows consumers to play along with TV shows, share comments through social media, answer trivia questions or polls, discover more about the show, all while watching TV. Users can also use the App to discover new music. The App can listen to a song and identify it and allow users to build playlists and purchase the music. All of this activity earns users points they can redeem for real rewards.

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 100 new articles, videos and galleries each day. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content.

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check-in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from at least 190 English and Spanish television channels within the United States and over 20 million songs. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content as well as most songs cataloged on Apple’s iTunes music library. The ability to verify check-ins is critical because users are rewarded with points for each check-in and engagement (defined as an advertisement view, song match, web video view, poll, video quiz, game or slide show). Users can redeem the points within the rewards catalog for items that have a monetary value such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded and other merchandise. Once a user has “checked-in” to content, the App provides a set of optional games, tools, and information to enhance the consumer experience.

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

From the launch of the Viggle App on January 25, 2012, and through September 30, 2014, 7,253,743 users have registered for Viggle, of which we have deactivated 213,316 for a total of 7,040,427 registered users.  As of September 30, 2014, our members have checked-in to 428,497,868 TV programs and more than 75,000,000 songs and spent an average of 63 minutes and 46 seconds of active time within the Viggle App per session.  Over 519,577 users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem 2,000 points for a 10% discount with certain retailers, redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of September 30, 2014, users have earned over 80 billion points, including 1.6 billion points through Viggle's new music service. As of September 30, 2014 users have redeemed over 44 billion points for a total of approximately 3.5 million rewards, for an average of 12,687 points per reward redemption. The total retail value of rewards redeemed through September 30, 2014 is approximately $20.3 million.

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

Wetpaint operates media properties that attracted approximately 18.7 million unique monthly users in September 2014 and have a combined social reach of approximately 9.4 million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and unique monthly users of the Wetpaint media properties. We define Total Active Reach as the amount of monthly active users for the Viggle App and the cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the cumulative number of times people have “followed” a Wetpaint account on Twitter. Our Total Reach and Total Active Reach for September 2014 were approximately 26.2 million and 10.3 million, respectively.

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

Target Consumers

While most people watch television, we are targeting male and female consumers between the ages of 18 and 49. This target audience was selected due to the amount of TV they consume on a weekly basis, as well as the likelihood that they will have smartphones and other wireless devices such as tablets and laptops with them while viewing television. To build our user base, we will target this audience using traditional media techniques such as direct response, banner and mobile advertising, public relations, search engine optimization and search engine marketing across online, social media, broadcast and print media outlets.

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

While there are a variety of companies currently in the market that offer either manual check-in or audio verification, we believe our App differs significantly because we offer users real, as opposed to virtual, rewards such as unique deals and offers, electronics, sweepstakes, charitable donations, select retail gift cards, digital media and Viggle-branded merchandise, and we drive our customers to engage and interact with TV shows for longer periods of time. We offer a comprehensive range of features and functionality, such as automatic check-ins using audio verification, in-app digital advertising engagements (such as games or videos, real-time polls and quizzes) and full social media integration that reward our users for being more loyal to their TV shows and provides our users with, we believe, more enjoyment at the same time. Such integration makes it easy for users to share what they are doing within the App with their social network and to follow show-specific commentary on Twitter and Facebook. We also offer users a listing of current and upcoming shows for which they can set reminders, learn more information and indicate their support of the show by “liking” it.

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

Going Concern
Our Consolidated Financial Statements as of September 30, 2014, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations

Results for the three months ended September 30, 2014 and 2013 (amounts in thousands)

	Three Months Ended September 30,
	2014	2013	Variance
Revenues	$6,476	$4,338	$2,138
Cost of watchpoints and engagement points	(1,164)	(2,579)	1,415
Selling, general and administrative expenses	(22,771)	(25,334)	2,563
Operating loss	(17,459)	(23,575)	6,116
Other income (expense):
Other income, net	5	84	(79)
Interest expense, net	(127)	(768)	641
Total other expense	(122)	(684)	562
Net loss before provision for income taxes	(17,581)	(24,259)	6,678
Income tax expense	(22)	(22)	—
Net loss	$(17,603)	$(24,281)	$6,678

Consolidated Operating Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013 (amounts in thousands)

Revenues

Revenue in the three months ended September 30, 2014 was $6.5 million, an increase of $2.1 million from the three months ended September 30, 2013. The increase was primarily from increased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended September 30, 2014 was $1.2 million, a decrease of $1.4 million from the three months ended September 30, 2013. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The decrease is primarily due to a lower average cost per point.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.8 million for the three months ended September 30, 2014, a decrease of $2.6 million from the three months ended September 30, 2013. The decrease was driven by decreases in stock based compensation of $8.2 million, partially offset by increases in marketing costs of $2.2 million, depreciation and amortization of $0.8 million, technology related costs of $0.6 million, personnel costs of $1.0 million, professional services fees of $0.5 million, and online services costs of $0.3 million.

Interest Expense, Net

Interest expense, net was $0.1 million for the three months ended September 30, 2014, a decrease of $0.6 million from the three months ended September 30, 2013. The decrease was due to lower levels of debt during the three months ended September 30, 2014.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At September 30, 2014 and June 30, 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended September 30, 2014, the Company recorded an income tax provision of $0.02 million to reflect tax amortization of the Company's goodwill.

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
	Three months ended September 30, 2014	Three months ended September 30, 2013
Cost of watchpoints and engagement points as reported	$(1,164)	$(2,579)
Adjustment to cost of watchpoints and engagement points	281	855
Adjusted cost of watchpoints and engagement points	(883)	(1,724)

Selling, general and administrative expenses as reported	(22,771)	(25,334)
Adjustment to selling, general and administrative expenses	31	46
Adjusted selling, general and administrative expenses	$(22,740)	$(25,288)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended September 30, 2014	Three months ended September 30, 2013
Operating loss as reported	$(17,459)	$(23,575)
Add:
Stock compensation costs	7,562	15,796
Adjustment to cost of watchpoints and engagement points	281	855
Adjustment to selling, general and administrative expenses	31	46
Depreciation and amortization costs	1,800	962
Adjusted EBITDA *	$(7,785)	$(5,916)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands, except share data)

Cash

At September 30, 2014 and June 30, 2014, we had cash balances of $0.1 million and $0.01 million, respectively.

Available Line of Credit

As of September 30, 2014, the Company had no funds available under any of its lines of credit.

The Company's 12-Month Plan for its Business (amounts in thousands)

Our capital requirements to fund our business plan are variable based on a few key factors: the number of users, the amount of points earned per user, the amount of points redeemed for rewards, and our cost to purchase, acquire, and/or trade for rewards. These factors combine to determine our rewards cost for the next 12 months. Rewards costs are expected to be the largest variable cost to our business for the foreseeable future and, therefore, controlling these costs will have the greatest impact on our liquidity and capital resources. We anticipate the ability to lower rewards cost through the introduction of specific brand offers, additional sweepstakes, and digital rewards into our rewards catalog, but there is no guarantee we will lower our rewards costs in the next 12 months. As we increase users of the Viggle App, we expect to generate increased revenue from the sale of digital media within our App and expect these sales to be a source of liquidity within the next 12 months. However, there is no guarantee that revenues will exceed rewards or other costs in the next 12 months or ever. We have the ability to control rewards cost through the restriction of new user acquisition, the limitation of point earning opportunities within the App, and the re-pricing of points in terms of how many are needed to redeem for purchased rewards within the App. In respect to our operating costs, employee salaries, cost of marketing expenditures, leases of office space, and research & development costs constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs are expected to increase as we add users in order to sell more advertising, to create new features and functionality on the platform, to acquire new rewards, to market the Viggle App, and to build, develop and market a Viggle Digital Media Store over the next 12 months. The overall level of expenses will be reflective of management’s view of the current opportunities for the Viggle App within the marketplace. We utilize significant computing resources to run our mobile platform and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with user growth. We plan to carefully manage our growth and related costs to ensure we have sufficient capital resources to meet the goals of our business plan for the next 12 months.

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

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on future forms 10-Q. We do not warrant or guarantee the foregoing. Our June 30, 2014 financial statements contain a going concern emphasis in our audit opinion.

Our current plan will require capital of approximately $15,500 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on form 10-Q, we expect to receive $10,000 in connection with a Securities Purchase Agreement that was entered into on October 24, 2014 with SIC III (see further discussion in Footnote 14, Subsequent Events in the notes to the consolidated financial statements). In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $3,500 in new capital (in excess of the cash currently held by us and the $10,000 discussed above). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and digital rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During Fiscal 2014, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the three months ended September 30, 2013 (amounts in thousands)

	Three Months Ended September 30,
	2014	2013

Net cash provided by (used in) operating activities	$628	$(6,242)
Net cash used in investing activities	$(243)	$(325)
Net cash (used in) provided by financing activities	$(270)	$7,000

Operating Activities

In the three months ended September 30, 2014, net cash provided by operating activities was $0.6 million, including our net loss of $17.6 million, non cash, stock based compensation charges of $7.6 million, and depreciation and amortization of $1.8 million. In addition, net cash inflows from changes in operating assets and liabilities was $8.5 million, primarily due to the release of $5.0 million of restricted cash (spent on working capital needs), and an increase in accounts payable of $3.8 million.

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

Investing Activities

Cash used in investing activities in the three months ended September 30, 2014 was $0.2 million consisting of capitalized portion of App development costs and investments in computer related equipment.

Cash used in investing activities in the three months ended September 30, 2013 was $0.3 million consisting of capitalized portion of App development costs and investments in computer related equipment.

Financing Activities

Cash used in financing activities in the three months ended September 30, 2014 of $0.3 million consisted of purchases of common shares from a former officer of the Company.

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

During the three months ended September 30, 2014, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2-14-15"). The standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (July 1, 2016 for the Company), with early adoption permitted. The Company has not yet determined what the impact of adoption will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (July 1, 2017 for the Company). Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined what the impact of adoption will have on its consolidated financial statements.

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

On September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

On December 16, 2013 and June 24, 2014, the Company completed the acquisitions of Wetpaint and Choose Digital, respectively. The purchase price of each acquisition was represented substantially by goodwill and identifiable intangible assets. We continue to evaluate the internal control over financial reporting of the acquired businesses. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Wetpaint and Choose Digital was excluded from a formal evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, but we will include an assessment in the year following the date of these acquisitions.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $17,603 and $24,281 for the three months ended September 30, 2014 and September 30, 2013, respectively. We have an accumulated deficit of approximately $306,424 as of September 30, 2014 and $288,821 as of June 30, 2014. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained in our annual report on Form 10-K for the fiscal year ended June 30, 2014 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2014, had deficiencies in working capital. We are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

If we are unable to successfully develop and market our products or features or our products or features do not perform as expected, our business and financial condition will be adversely affected.

With the release of any new product or any new features to an existing product, we are subject to the risks generally associated with new product or feature introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of new products or features to perform as expected. In order to introduce and market new or enhanced

35

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

As of November 7, 2014, approximately 8,320,565 shares of our common stock, not including warrants, options, or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 51.7% of the total voting power, with Mr. Sillerman directly or indirectly beneficially owning more than a majority of the outstanding shares of common stock.  As a result, Mr. Sillerman essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We will incur significant transaction and merger-related costs in connection with our acquisitions of Choose Digital, Wetpaint and Dijit.

We expect we will incur significant, non-recurring costs in connection with consummating the acquisitions of Choose Digital, Wetpaint and Dijit and integrating the operations of those companies. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with these acquisitions. In addition, in connection with our acquisition of Choose Digital, we may have to pay a contingent payment, to be made within five business days after June 24, 2015, in an aggregate amount up to $4,791, depending on the trading price of Viggle common stock at that time.

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

While we believe that a viable market exists for our products, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully above in the section entitled “The Company's 12-Month Plan for its Business.”  In addition, as we grow our number of monthly active users, our rewards costs will increase.  We will need to increase our revenue per monthly active user in order to cover our rewards costs and to become profitable; there is no guarantee that we will be able to do so. Additionally, there is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business and operations.  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through September 30, 2014, we have invalidated 213,316 accounts for suspicious activity of a total of 7,253,743 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2014, we had total debt outstanding of approximately $15,000. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in fiscal 2015 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
July 2014	1,250	$72.00	-	-
August 2014	1,250	$72.00	-	-
September 2014	1,250	$72.00	-	-
(1) Relates to shares repurchased from a former officer of the Company.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Designations of the Series C Convertible Preferred Stock (2)
3.3	By-Laws (3)
10.64	Securities Purchase Agreement, dated as of October 24, 2014, by and between the registrant and Sillerman Investment Company III LLC (4)
10.65	Line of Credit Promissory Note, dated as of October 24, 2014, issued by the registrant in favor of Sillerman Investment Company III LLC (5)
10.66	Form of Warrant issuable pursuant to the Securities Purchase Agreement (6)
10.67	Registration Rights Agreement, dated as of October 24, 2014, by and between the registrant and Sillerman Investment Company III LLC (7)
10.68	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the registrant and Deutsche Bank Trust Company Americas (8)
10.69	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC and Deutsche Bank Trust Company Americas, and acknowledged by the registrant (9)
31.1	Certification of Principal Executive Officer (10)
31.2	Certification of Principal Accounting Officer (10)
32.1	Section 1350 Certification of Principal Executive Officer (10)
32.2	Section 1350 Certification of Principal Accounting Officer (10)
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 3.1 to the registrant's Current report on Form 8-K filed on October 27, 2014
(3)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(4)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on October 27, 2014
(5)	Incorporated by reference to Exhibit 10.2 to registrant's Current report on Form 8-K filed on October 27, 2014
(6)	Incorporated by reference to Exhibit 10.3 to registrant's Current report on Form 8-K filed on October 27, 2014
(7)	Incorporated by reference to Exhibit 10.4 to registrant's Current report on Form 8-K filed on October 27, 2014
(8)	Incorporated by reference to Exhibit 10.5 to registrant's Current report on Form 8-K filed on October 27, 2014
(9)	Incorporated by reference to Exhibit 10.6 to registrant's Current report on Form 8-K filed on October 27, 2014
(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

November 12, 2014	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2014	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)