Form 10-Q
period 2014-12-31
Viggle Inc.
filed 2015-02-04
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, there were 16,556,881shares of the registrant's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$127	$7
Accounts receivable (net of allowance for doubtful accounts of $95 at December 31, 2014 and June 30, 2014)	3,498	3,962
Prepaid expenses	1,121	949
Other receivables	357	80
Restricted cash	—	5,000
Total current assets	5,103	9,998
Restricted cash	695	700
Property & equipment, net	2,774	2,613
Intangible assets, net	26,102	28,810
Goodwill	37,162	36,627
Other assets	309	351
Total assets	$72,145	$79,099

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$10,571	$7,810
Reward points payable	6,986	4,927
Contingent consideration liability	4,792	4,792
Common stock warrant liability	10	15
Deferred revenue	626	911
Current portion of loan payable	2,000	15,000
Total current liabilities	24,985	33,455
Loan payable, less current portion	19,416	—
Deferred revenue	4,104	4,354
Other long-term liabilities	2,520	1,488
Total liabilities	51,025	39,297
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of December 31, 2014 and June 30, 2014	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 3,000 and -0- shares as of December 31, 2014 and June 30, 2014, respectively	3,752	—
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of December 31, 2014 and June 30, 2014	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 16,416,513 and 15,743,541 shares as of December 31, 2014 and June 30, 2014, respectively	16	16
Additional paid-in-capital	357,832	340,163
Treasury stock, 215,164 and 211,414 shares at December 31, 2014 and June 30, 2014, respectively	(11,826)	(11,556)
Accumulated deficit	(328,654)	(288,821)
Total stockholders' equity	17,368	39,802
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$72,145	$79,099

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Revenues	$7,185	$5,032	$13,660	$9,371
Cost of watchpoints and engagement points	(3,027)	(82)	(4,190)	(2,657)
Selling, general and administrative expenses	(25,999)	(17,569)	(48,770)	(42,906)
Operating loss	(21,841)	(12,619)	(39,300)	(36,192)

Other (expense) income:
Other income, net	—	807	5	892
Interest expense, net	(353)	(1,572)	(480)	(2,341)
Total other expense	(353)	(765)	(475)	(1,449)

Net loss before provision for income taxes	(22,194)	(13,384)	(39,775)	(37,641)

Income tax expense	(36)	(22)	(58)	(46)

Net loss	$(22,230)	$(13,406)	$(39,833)	$(37,687)

Accretion of Convertible Redeemable Preferred Stock	$16	$176	$16	$176

Net loss attributable to common stockholders	$(22,214)	$(13,230)	$(39,817)	$(37,511)

Net loss per common share attributable to common stockholders - basic and diluted	$(1.39)	$(13.08)	$(2.51)	$(35.40)

Weighted average common shares outstanding - basic and diluted	16,042,627	1,025,021	15,891,841	1,064,732

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance June 30, 2014	$16	$—	$340,163	$(11,556)	$(288,821)	$39,802
Net loss					(39,833)	(39,833)
Purchase of common shares from former officer				(270)		(270)
Accretion of Series C Convertible Redeemable Preferred Stock			16			16
Share based compensation related to warrants issued in connection with Securities Purchase Agreement			2,304			2,304
Restricted stock - share based compensation			12,551			12,551
Employee stock options - share based compensation			2,798			2,798
Balance December 31, 2014 (unaudited)	$16	$—	$357,832	$(11,826)	$(328,654)	$17,368

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Operating activities:
Net loss	$(39,833)	$(37,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	12,551	9,614
Employee stock options - share based compensation	2,798	3,751
Share based compensation in connection with Securities Purchase Agreement	3,072	—
Stock compensation in connection with line of credit borrowing	—	3,810
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	—	6,259
Interest expense related to November 25, 2013 PIPE Exchange	—	1,231
Decrease in fair value of convertible debt embedded derivative	—	(16)
Decrease in fair value of common stock warrants	(5)	(267)
Accretion of Note discount	16	—
Depreciation and amortization	3,283	2,064
Interest income on notes receivable from shareholders and officer	—	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	464	(1,797)
Other receivables	(277)	112
Prepaid expenses	(172)	(47)
Restricted cash	5,005	—
Other assets	42	(96)
Deferred revenue	(535)	(237)
Accounts payable and accrued expenses	2,763	(1,115)
Reward points liability	2,059	(401)
Other liabilities	63	22
Net cash used in operating activities	(8,706)	(14,869)

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(647)
Purchase of property and equipment	(113)	(178)
Capitalized software costs	(191)	(435)
Net cash used in investing activities	(304)	(1,260)

Financing activities:
Proceeds from loans	21,400	16,000
Repayments on loans	(15,000)	—
Sale of Class C Convertible Redeemable Preferred Stock	3,000	—
Purchase of common shares from former officer	(270)	(98)
Net cash provided by financing activities	9,130	15,902

Net increase (decrease) in cash	120	(227)
Cash at beginning of period	7	1,359
Cash at end of period	$127	$1,132

Supplemental cash flow Information:
Cash paid during the period for interest	$201	$124

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$449	$—
See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc.

The consolidated financial statements include the accounts of Viggle Inc., and its wholly-owned subsidiaries.  The Company has 9 wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Nextguide Inc., Wetpaint.com, Inc., and Choose Digital Inc., each a Delaware corporation. All intercompany transactions and balances have been eliminated.

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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 8.03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of December 31, 2014 and June 30, 2014 was $95.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the six months ended December 31, 2014 and December 31, 2013 were not significant.

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

There were no impairments of long-lived assets during the six months ended December 31, 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,435 and $5,244 as of December 31, 2014 and June 30, 2014, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the three and six months ended December 31, 2014 of $3,642 and $6,652, respectively. The Company recognized barter revenue and barter expense for the three and six months ended December 31, 2013 of $649 and $2,033, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and six months ended December 31, 2014 was $5,191 and $9,306, respectively, and for the three and six months ended December 31, 2013 was $1,911 and $3,710, respectively, including barter expense.

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

4.  Acquisitions

 Acquisition of Dijit

On January 29, 2014, the Company acquired Dijit Media, a San Francisco based maker of technology that helps consumers search for, find, and set reminders for their favorite TV shows and movies wherever and whenever they are offered. The operations of this acquisition are not material, and thus, pro forma disclosures are not presented. Goodwill related to the acquisition will be non-deductible for income tax purposes.

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

In connection with the Acquisition, all outstanding shares of Wetpaint capital stock were converted into the right to receive an aggregate amount of cash and shares of Viggle common stock (the “Stock Consideration”) payable as described below.  At the completion of the Acquisition, (i) $1,634 in cash (subject to certain adjustments for payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders), $22,923 in shares of Viggle common stock (subject to certain adjustments) and $3,860 in restricted stock units were delivered to the holders of Wetpaint Capital Stock in accordance with the allocation set forth in the Merger Agreement, and (ii) $4,771 in shares of Viggle common stock (the “Escrow Shares”) were delivered to an escrow agent to satisfy potential indemnification claims.  All Escrow Shares have been distributed to the former shareholders of Wetpaint.  In addition, in February of 2014, Viggle paid an aggregate amount of approximately $3,367 in cash (subject to certain adjustments for changes in Wetpaint’s net working capital, payment of certain transaction expenses by Viggle and bonus and premium payments to certain Wetpaint employees and stockholders) to the holders of Wetpaint capital stock in accordance with the allocation set forth in the acquisition agreement. The values of shares of Viggle common stock and restricted stock units noted above were based on the average closing market price of the Company's common stock during the 10 days prior to completion of the Acquisition, in accordance with the Acquisition Agreement.

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

A summary of the fair value of consideration transferred for the Acquisition and the fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price at issuance	$31,554
Cash paid to sellers	1,619
Contingent consideration	6,100
Total consideration transferred	39,273

Final allocation:
Goodwill	23,788
Intangible assets	19,009
Other assets	1,659
Total liabilities, including acquired accrued expenses	(5,183)
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

A preliminary summary of the fair value of consideration transferred for this acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock and restricted stock units based on closing market price prior to the Acquisition	$8,893
Sellers expenses paid at closing	782
Contingent consideration	4,792
Total consideration transferred	14,467

Preliminary allocation:
Goodwill	7,929
Intangible assets	5,797
Other assets	1,615
Total liabilities, including acquired accrued expenses	(874)
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

Pro Forma Financial Results

The following unaudited pro forma condensed consolidated financial results of operations for the three and six months ended December 31, 2013 are presented as if the Wetpaint and Choose Digital acquisitions had been completed at the beginning of fiscal year 2014:

	Three months ended December 31, 2013	Six months ended December 31, 2013
Revenues	$6,651	$12,785
Operating loss	(14,608)	(39,556)
Net loss	(15,407)	(41,042)
Net loss per common share - basic and diluted	$(4.48)	$(11.64)

These pro forma condensed consolidated financial results have not been adjusted to reflect the impact of synergies and integration costs that would result from integration of these acquisitions.

5.  Property and Equipment

Property and Equipment consists of the following:

	December 31, 2014	June 30, 2014

Leasehold Improvements	$2,893	$2,460
Furniture and Fixtures	592	592
Computer Equipment	568	726
Software	170	168
Total	4,223	3,946
Accumulated Depreciation and Amortization	(1,449)	(1,333)
Property and Equipment, net	$2,774	$2,613

Depreciation and amortization charged to selling, general and administrative expenses for the six months ended December 31, 2014 and 2013 amounted to $384 and $308, respectively.

6.  Intangible Assets and Goodwill

		December 31, 2014			June 30, 2014
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	84 months	$10,600	$(1,577)	$9,023	$10,600	$(820)	$9,780
Wetpaint trademarks	360 months	5,800	(200)	5,600	5,800	(103)	5,697
Wetpaint customer relationships	60 months	2,000	(417)	1,583	2,000	(217)	1,783
Wetpaint non-compete agreements	36 months	609	(211)	398	609	(110)	499
Watchpoints technology	36 months	—	—	—	4,209	(3,859)	350
Loyalize software	36 months	—	—	—	2,350	(2,350)	—
Dijit technology	84 months	1,820	(238)	1,582	1,820	(108)	1,712
Choose Digital intangible assets	84 months	5,797	(428)	5,369	5,797	(14)	5,783
Internally generated capitalized software	36 months	5,435	(3,211)	2,224	5,244	(2,364)	2,880
Other	various	326	(3)	323	333	(7)	326

Total		$32,387	$(6,285)	$26,102	$38,762	$(9,952)	$28,810

Amortization of intangible assets included in selling, general and administrative expenses for the six months ended December 31, 2014 and 2013 amounted to $2,899 and $1,756, respectively.  Future annual amortization expense expected is as follows:

Years ending June 30,

2015	$2,598
2016	4,729
2017	3,291
2018	3,198
2019	2,981

Goodwill consists of the following:

Description	December 31, 2014	June 30, 2014
Loyalize	$2,953	$2,953
Wetpaint	23,788	23,723
Dijit	2,492	1,945
Choose Digital	7,929	8,006

Total	$37,162	$36,627

7. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	December 31, 2014	June 30, 2014

Term Loan Agreement ("DB Line")	Retired	$15,000	$—	$15,000
Line of Credit Promissory Note (the "Note")	10/24/17	$20,000	$19,416	$—
Unsecured Demand Loan (the "Loan")	On Demand	$2,000	$2,000	$—

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

On December 15, 2014, the Company repaid the remaining $15,000 outstanding under the DB Line from the proceeds of the Line of Credit Promissory Note (see description below). After this repayment, the DB Line was retired.

The DB Line did not contain any financial covenants.

Repayment of the DB Line was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, SIC II, received a warrant for 125,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $80.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense during the year ended June 30, 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

Interest expense on the DB Line for the three and six months ended December 31, 2014 was $83 and $185, respectively.

Line of Credit Promissory Note

On October 24, 2014, the Company and Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman ("SIC III") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company. The Company also agreed to issue to SIC III warrants to purchase 1,000,000 shares of the Company’s common stock. The Company will issue warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of December 31, 2014, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at December 31, 2014, was $19,416, which includes accretion of the discount of $16 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued SIC III warrants to purchase 225,000 shares of the Company’s common stock. These warrants have an exercise price of $3.51, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500 under the Note, the Company issued SIC III warrants to purchase 775,000 shares of the Company's common stock. These warrants have an exercise price of $3.63, representing a price equal to 10% above the closing price of the Companys common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance. Stock compensation expense related to the issuances of warrants to SIC III was $2,049 during the three months ended December 31, 2014.

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

Interest expense on the Note was $191 for the three months ended December 31, 2014.

Unsecured Demand Loan

On December 19, 2014, Mr. Sillerman made an unsecured demand loan (the "Loan") to the Company totaling $2,000, bearing interest at the rate of 12% per annum. Principal and interest due under the Loan shall be due and payable upon demand. The principal amount of the Loan may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loan to fund working capital requirements and for general corporate purposes.

Interest expense on the Loan was $9 for the three months ended December 31, 2014. See Note 14, Subsequent Events, related to an additional advance on the Loan subsequent to December 31, 2014.

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

9. Stockholders’ Equity

Common Stock

As of December 31, 2014 and June 30, 2014, there were 300,000,000 shares of authorized common stock, and 16,416,513 and 15,743,541 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

As of December 31, 2014 and June 30, 2014, there were no shares of Series A Convertible Redeemable Preferred Stock or Series B Convertible Preferred Stock outstanding.

Series C Convertible Redeemable Preferred Stock

On October 24, 2014, the Company created a new class of Series C Convertible Redeemable Preferred Stock (the “Series C Convertible Redeemable Preferred Stock”). The Company authorized the issuance of up to 100,000 shares of the Series C Convertible Redeemable Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series C Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series C Convertible Redeemable Preferred Stock have a stated value of $1,000 per share.

•
Each holder of a share of Series C Convertible Redeemable Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Convertible Redeemable Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series C Convertible Redeemable Preferred Stock.

•
Each share of Series C Convertible Redeemable Preferred Stock is convertible, at the option of the holders, on the basis of its stated value and accrued, but unpaid dividends, into shares of Company common stock at a conversion price of $4.00 per common share.

•
The Company may redeem any or all of the outstanding Series C Convertible Redeemable Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $5.00 or more per share.

•
The Company is required to redeem each Series C Convertible Redeemable Preferred Stock on the tenth business day immediately following the fifth anniversary of its issuance. However, the Company shall have no obligation to mandatorily redeem any shares of Series C Convertible Redeemable Preferred Stock at any time that (x) the Company does not have surplus under Section 154 of the Delaware General Corporation Law (the “DGCL”) or funds legally available to redeem all shares of Series C Convertible Redeemable Preferred Stock, (y) the Company's capital is impaired under Section 160 of the DGCL or (z) the redemption of any shares of Series C Convertible Redeemable Preferred Stock would result in an impairment of the Company's capital under Section 160 of the DGCL; provided, that if the Company is prohibited from redeeming the shares due to those limitations, the Company will redeem the Shares as soon as possible after such restrictions are no longer applicable.

•
Upon a change of control of the Company, each holder of Series C Convertible Redeemable Preferred Stock shall be entitled to require the Company to redeem from such holder all of such holder's shares of Series C Convertible Redeemable Preferred Stock so long as such holder requests such redemption in writing at least one business day prior to the consummation of such change of control. The redemption amount per share equals the Stated Value thereof plus accrued Dividends plus a change of control premium equal to the stated value multiplied 6%.

•
The shares of Series C Convertible Redeemable Preferred Stock are senior in liquidation preference to all shares of capital stock of the Company unless otherwise consented to by a majority of the holders of shares of Series C Convertible Redeemable Preferred Stock.

•	The shares of Series C Convertible Redeemable Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series C Convertible Redeemable Preferred Stock is necessary for the Company to amend the Series C certificate of designation.

Pursuant to the Securities Purchase Agreement discussed in Note 7, Loans Payable, SIC III will acquire a total of 10,000 Shares of Series C Convertible Redeemable Preferred Stock for $10,000. The Company also agreed to issue to SIC III warrants to purchase 500,000 shares of the Company’s common stock. The Company will issue warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 of purchase price paid for the shares. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

On November 25, 2014, SIC III purchased 3,000 shares of Series C Convertible Redeemable Preferred Stock for $3,000. The shares of Series C Convertible Redeemable Preferred Stock were recorded in the accompanying consolidated balance sheet at its fair value as of the date of the purchase of November 25, 2014. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $2.98, which was 10% above the closing price of the Company's shares on the date prior to issuance. In connection with the Securities Purchase Agreement, the Company recorded total stock compensation expense based on the fair value of the Series C Convertible Redeemable Preferred Stock and warrants of $1,023 during the three and six months ended December 31, 2014.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2014, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2014	396,370	$95.57
Granted	1,432,860	3.43
Vested	(409,790)	8.23
Forfeited and canceled	(40,630)	2.05
Nonvested at December 31, 2014	1,378,810	$43.15

Compensation expense related to restricted stock was $6,871 and $12,551 for the three and six months ended December 31, 2014, respectively.  As of December 31, 2014, there was $25,012 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for six months ended December 31, 2014:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2014	989,066	$30.09
Granted	306,250	3.57
Exercised	—	—
Forfeited and canceled	(111,019)	21.11
Outstanding at December 31, 2014	1,184,297	24.07
Exercisable at December 31, 2014	427,592	$47.66

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the six months ended December 31, 2014 and 2013 were estimated based on the following weighted average assumptions:

	Six Months Ended December 31,
	2014	2013
Expected volatility	80%	80%
Risk-free interest rate	2.04%	1.70%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.03
Estimated fair value per option granted	$2.54	$38.40

Compensation expense related to stock options of $916 and $2,798 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three and six months ended December 31, 2014, respectively. As of December 31, 2014, there was approximately $4,968 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

11.  Income Taxes

For the three and six months ended December 31, 2014 and 2013, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At December 31, 2014, the Company has a Net Operating Loss carryforward of approximately $109,000, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2014 and June 30, 2014. The deferred tax liability, net is included in other long term liabilities in the accompanying consolidated balance sheets. Income tax expense for the three and six months ended December 31, 2014 was $36 and $58, respectively.
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

12.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and six months ended December 31, 2014, the Company billed Circle $7 and $14, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of December 31, 2014 and June 30, 2014 was $100 and $86, respectively.

The Company also entered into a shared services agreement with SFX, pursuant to which it shares costs for services provided by several of the Company's and/or SFX's employees. Such employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three and six months ended December 31, 2014, the Company billed SFX $204 and $372, net of amounts billed by SFX to the Company, respectively.  The balance due from SFX as of December 31, 2014 and June 30, 2014 was $257 and $0, respectively. See Note 14, Subsequent Events, for discussion of an amendment that was made to the shared services agreement with SFX subsequent to December 31, 2014.

Loans Payable and Stockholders' Equity Transactions

See Note 7, Loans Payable, and Note 9, Stockholders' Equity for a description of certain loans and equity transactions with related parties. In addition, see Note 14, Subsequent Events, for additional discussion of certain related party transactions.

Advertising Revenue

During the three months ended December 31, 2014, the Company provided certain advertising and related services to SFX and its subsidiaries. The total amount of net revenue was $487 and such amount was due from SFX at December 31, 2014.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of December 31, 2014 and June 30, 2014 to a fair value of $10 and $15. The Company recorded gains of $5 and $68 to other income, net in the Consolidated Statements of Operations for the six months ended December 31, 2014 and 2013, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of December 31, 2014, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792. As of December 31, 2014 and June 30, 2014, the fair value of total contingent consideration for acquisitions was estimated to be $4,792. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at June 30, 2014	$4,807
Additions to Level 3	—
Unrealized (gains) losses for the period included in other income (expense), net	(5)
Extinguishments	—
Balance at December 31, 2014	$4,802

14.  Subsequent Events

Unsecured Demand Loan

On January 14, 2015 and January 30, 2015, Mr. Sillerman made unsecured demand loans (the “New Loans”) to the Company totaling $2,000 and $2,000, respectively, bearing interest at the rate of 12% per annum. As discussed in Note 7, Loans Payable, Mr. Sillerman had previously made an unsecured demand loan to the Company of $2,000 on December 19, 2014 (together with the New Loans, the “Loans”). Therefore, the outstanding principal amount of the Loans is $6,000.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consents to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agrees that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agrees that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement.

The Sales Agreement will have a three-year term, and can be terminated by the Company on 90 days’ notice.

Shared Services Agreement

As discussed in Note 12, Related Party Transactions, the Company and SFX are parties to a shared services agreement (the “Shared Services Agreement”), pursuant to which the Company provided certain services to SFX and was reimbursed for such costs by SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. The Company entered into an amendment (the “Amendment”) to the Shared Services Agreement on January 22, 2015, pursuant to which the Company may provide additional services to SFX, and SFX may provide certain services to the Company. In particular, the Shared Services Agreement provides that, in addition to services already provided, certain employees of the Company may provide human resources, content and programming, and facilities services to SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. In addition, the Amendment provides that SFX may provide certain tax services to the Company, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent.

Executive Employment Agreements

On January 22, 2015, Greg Consiglio, the Company’s President and Chief Operating Officer, entered into an agreement with SFX to serve as its President and Chief Operating Officer. Mr. Consiglio will remain President and Chief Operating Officer of the Company. In connection therewith, Mr. Consiglio’s employment agreement with the Company has been amended to provide that he will be able to serve in both such roles. The agreement provides that Mr. Consiglio will devote his full-time best efforts and business time and attention to the Company, subject to his also fulfilling his responsibilities as President and Chief Operating Officer of SFX. The terms of the sharing of Mr. Consiglio's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Consiglio also agreed that he will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX.

The amendment to Mr. Consiglio’s employment agreement further provides that, in lieu of payment of a $250 guaranteed amount currently contemplated in his employment agreement, Mr. Consiglio will receive a grant of 200,000 restricted shares of Company common stock, half of which shall vest on the date of grant and the other half of which shall vest on May 5, 2015, subject to his still being employed by the Company and providing services to the Company on that date.

On January 22, 2015, Kevin Arrix, the Company’s Chief Revenue Officer, entered into an agreement with SFX to serve as its Executive Vice President, Global Brand Partnerships. In connection therewith, his employment agreement with the Company has been amended to provide that he will be able to serve in both such roles. In connection therewith, Mr. Arrix’s employment agreement with the Company has been amended to provide that he will be able to serve in both such roles. The agreement provides that Mr. Arrix will devote his full-time best efforts and business time and attention to the Company, subject to his also fulfilling his responsibilities to SFX. The terms of the sharing of Mr. Arrix's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Arrix also agrees that he will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX.

Additionally, the amendment to Mr. Arrix’s employment agreement provides that, in lieu of payment of a $250 guaranteed amount currently contemplated in his employment agreement, he will receive a grant of 100,000 restricted shares of Company common stock, half of which shall vest immediately and the other half of which shall vest on May 15, 2015.

Special Committee Action

Because the transactions described above were between the Company and SFX, the Company formed a special committee of independent directors to review the proposed transactions. The special committee reviewed and unanimously approved entering into the Sales Agreement, the amendment to the Shared Services Agreement, the amendments to the employment agreements of Mr. Consiglio and Mr. Arrix, and the actions taken in connection therewith.

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

The Viggle user experience is simple. While watching TV or listening to music, a user taps the “check-in” button, which activates the device’s microphone. Viggle collects an audio sample of the content the user can hear and uses technology to convert that sample into a digital fingerprint. Within seconds, that digital fingerprint is matched against a database of reference fingerprints that are collected from approximately 175 English and Spanish television channels within the United States and over 20 million songs. We are able to verify TV check-ins across broadcast, cable, online, satellite, time-shifted and on-demand content as well as most songs cataloged on Apple’s iTunes music library. The ability to verify check-ins is critical because users are rewarded with points for each check-in and engagement (defined as an advertisement view, song match, web video view, poll, video quiz, game or slide show). Users can redeem the points within the rewards catalog for items that have a monetary value such as unique deals and offers, products, sweepstakes, charitable donations, select retail gift cards and Viggle-branded and other merchandise. Once a user has “checked-in” to content, the App provides a set of optional games, tools, and information to enhance the consumer experience.

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

From the launch of the Viggle App on January 25, 2012, and through December 31, 2014, 8,193,287 users have registered for Viggle, of which we have deactivated 216,467 for a total of 7,976,820 registered users.  As of December 31, 2014, our members have checked-in to 451,944,633 TV programs and more than 105,000,000 songs and spent an average of 63 minutes and 31 seconds of active time within the Viggle App per session.  Over 715,114 users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem 2,000 points for a 10% discount with certain retailers, redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of December 31, 2014, users have earned over 95 billion points, including 3.4 billion points through Viggle's new music service. As of December 31, 2014 users have redeemed over 49 billion points for a total of approximately 4.1 million rewards, for an average of 12,035 points per reward redemption. The total retail value of rewards redeemed through December 31, 2014 is approximately $22.0 million.

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

Wetpaint operates media properties that attracted approximately 16.1 million unique monthly users in December 2014 and have a combined social reach of approximately 9.7 million Facebook “likes” and follows on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and average unique monthly users of the Wetpaint media properties during a month. We define Active Reach as the amount of monthly active users for the Viggle App and the average cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the average cumulative number of times people have “followed” a Wetpaint account on Twitter during a month. For the three months ended December 31, 2014, the average Total Reach and Active Reach were approximately 26.0 million and 10.5 million, respectively.

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

Revenue
We began generating revenues in early calendar year 2012. Advertising is displayed in the Viggle App and on the wetpaint.com websites. We generate advertising revenue on all of our applications and websites, including Viggle and wetpaint.com, in two primary ways. First, we sell advertising directly to brand advertisers and television networks and to advertising agencies that represent brand advertisers and television networks. Second, we also generate revenue through our relationships with third party mobile advertising networks, including AdColony, Tremor and YuMe. These third party mobile advertising networks have relationships with advertisers to publish their advertisements on various publisher websites and mobile applications, including ours. Our focus is on brand marketers that are most relevant to our target demographic of consumers between the ages of 18 and 49, and are active in television, digital and retail marketing. We generate revenue from standard mobile media advertising sales and affiliate programs:

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

In addition to generating revenue from standard mobile media advertising and affiliate programs, from time to time we may also generate revenue from licensing our proprietary audio recognition software and related loyalty platform. On March 10, 2014, we entered into a software license and services agreement with SFX, the first license agreement that we have entered into for our audio recognition software and related loyalty program. Pursuant to the terms of the license agreement, SFX paid us $5,000 to license our audio recognition software and related loyalty platform for a term of ten years.

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

Going Concern
Our Consolidated Financial Statements as of December 31, 2014 include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations

Results for the three and six months ended December 31, 2014 and 2013 (amounts in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	Variance	2014	2013	Variance
Revenues	$7,185	$5,032	$2,153	$13,660	$9,371	$4,289
Cost of watchpoints and engagement points	(3,027)	(82)	(2,945)	(4,190)	(2,657)	(1,533)
Selling, general and administrative expenses	(25,999)	(17,569)	(8,430)	(48,770)	(42,906)	(5,864)
Operating loss	(21,841)	(12,619)	(9,222)	(39,300)	(36,192)	(3,108)
Other income (expense):
Other income, net	—	807	(807)	5	892	(887)
Interest expense, net	(353)	(1,572)	1,219	(480)	(2,341)	1,861
Total other expense	(353)	(765)	412	(475)	(1,449)	974
Net loss before provision for income taxes	(22,194)	(13,384)	(8,810)	(39,775)	(37,641)	(2,134)
Income tax expense	(36)	(22)	(14)	(58)	(46)	(12)
Net loss	$(22,230)	$(13,406)	$(8,824)	$(39,833)	$(37,687)	$(2,146)

Consolidated Operating Results for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenues

Revenue in the three months ended December 31, 2014 was $7.2 million, an increase of $2.2 million from the three months ended December 31, 2013. The increase was primarily from increased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended December 31, 2014 was $3.0 million, an increase of $2.9 million from the three months ended December 31, 2013. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase is primarily due to an adjustment in the prior year reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.0 million for the three months ended December 31, 2014, an increase of $8.4 million from the three months ended December 31, 2013. The increase was driven by increases in marketing costs of $3.3 million, stock based compensation of $3.2 million, personnel costs of $0.8 million, technology related costs of $0.6 million, and depreciation and amortization of $0.5 million.

Other Income, Net

Other income, net was 0.8 million for the three months ended December 31, 2013 and included a gain related to the valuation of the contingent consideration in the Wetpaint acquisition of $0.7 million, and a gain related to the valuation of the common stock warrant payable of $0.1 million.

Interest Expense, Net

Interest expense, net was $0.4 million for the three months ended December 31, 2014, a decrease of $1.2 million from the three months ended December 31, 2013. The decrease was due to $1.2 million of debt discount that was recorded to interest expense during the three months ended December 31, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2014 and June 30, 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended December 31, 2014, the Company recorded an income tax provision of $0.04 million to reflect tax amortization of the Company's goodwill.

Consolidated Operating Results for the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Revenues

Revenue in the six months ended December 31, 2014 was $13.7 million, an increase of $4.3 million from the six months ended December 31, 2013. The increase was primarily from increased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the six months ended December 31, 2014 was $4.2 million, an increase of $1.5 million from the six months ended December 31, 2013. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase is primarily due to an adjustment in the prior year reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.8 million for the six months ended December 31, 2014, an increase of $5.9 million from the six months ended December 31, 2013. The increase was driven by increases in marketing expenses of $5.6 million, technology related costs of $1.9 million, personnel related costs of $1.6 million, depreciation and amortization of $1.3 million, professional fees of $0.6 million, partially offset by a decrease in stock based compensation of $5.0 million.

Other Income, Net

Other income, net was $0.9 million for the six months ended December 31, 2013, and included a gain related to the valuation of the contingent consideration in the Wetpaint acquisition of $0.7 million, and a gain related to the valuation of the common stock warrant payable of $0.2 million.

Interest Expense, Net

Interest expense, net was $0.5 million for the six months ended December 31, 2014, a decrease of $1.9 million from the six months ended December 31, 2013. The decrease was due to $1.2 million of debt discount that was recorded to interest expense during the six months ended December 31, 2013, and lower levels of debt during the six months ended December 31, 2014.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2014 and June 30, 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the six months ended December 31, 2014, the Company recorded an income tax provision of 0.1 million to reflect tax amortization of the Company's goodwill.

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
	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013
Cost of watchpoints and engagement points as reported	$(3,027)	$(82)	(4,190)	$(2,657)
Adjustment to cost of watchpoints and engagement points	1,575	(1,102)	1,842	(108)
Adjusted cost of watchpoints and engagement points	(1,452)	(1,184)	(2,348)	(2,765)

Selling, general and administrative expenses as reported	(25,999)	(17,569)	(48,770)	(42,906)
Adjustment to selling, general and administrative expenses	99	(120)	141	(212)
Adjusted selling, general and administrative expenses	$(25,900)	$(17,689)	$(48,629)	$(43,118)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013
Operating loss as reported	$(21,841)	$(12,619)	$(39,300)	$(36,192)
Add:
Stock compensation costs	10,858	7,638	18,421	23,434
Adjustment to cost of watchpoints and engagement points	1,575	(1,102)	1,842	(108)
Adjustment to selling, general and administrative expenses	976	(120)	1,018	(212)
Depreciation and amortization costs	1,484	994	3,283	2,064
Adjusted EBITDA *	$(6,948)	$(5,209)	$(14,736)	$(11,014)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources

Cash

At December 31, 2014 and June 30, 2014, we had cash balances of $0.1 million and $0.01 million, respectively.

Available Line of Credit

As of December 31, 2014, the Company had no funds available under any of its lines of credit.

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

Our current plan will require capital of approximately $17,000 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on Form 10-Q, we expect to receive $7,000 in connection with a Securities Purchase Agreement that was entered into on October 24, 2014 with SIC III (see further discussion in Footnote 9, Stockholders' Equity, in the notes to the consolidated financial statements). In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $10,000 in new capital (in excess of the cash currently held by us and the $7,000 discussed above). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and digital rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During Fiscal 2015, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the six months ended December 31, 2014 (amounts in thousands)

	Six Months Ended December 31,
	2014	2013

Net cash used in operating activities	$(8,706)	$(14,869)
Net cash used in investing activities	$(304)	$(1,260)
Net cash provided by financing activities	$9,130	$15,902

Operating Activities

In the six months ended December 31, 2014, net cash used in operating activities was $8.7 million, including our net loss of $39.8 million, non cash, stock based compensation charges of $18.4 million, and depreciation and amortization of $3.3 million. In addition, net cash inflows from changes in operating assets and liabilities was $9.4 million, primarily due to the release of $5.0 million of restricted cash (spent on working capital needs), and increases in accounts payable of $2.8 million and the reward point liability of $2.1 million.

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

Investing Activities

Cash used in investing activities in the six months ended December 31, 2014 was $0.3 million, primarily consisting of capitalized App development costs and investments in computer related equipment.

Cash used in investing activities in the six months ended December 31, 2013 was $1.3 million primarily consisting of capitalized App development costs and investments in computer related equipment.

Financing Activities

Cash provided by financing activities in the six months ended December 31, 2014 of $9.1 million consisted of proceeds from new loans of $21.4 million, the sale of Series C Convertible Redeemable Preferred Stock of $3.0 million, less the repayment of a previously outstanding loan of $15.0 million.

Cash provided by financing activities in the six months ended December 31, 2013 of $15.9 million consisted of net borrowings on our lines of credit. Such amounts were utilized to fund working capital requirements and for general operating purposes.

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

During the three months ended December 31, 2014, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

On December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

On June 24, 2014, the Company completed the acquisition of Choose Digital. The purchase price of the acquisition was represented substantially by goodwill and identifiable intangible assets. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Choose Digital was excluded from a formal evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, but we will include an assessment in the year following the date of this acquisition.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $39,385 and $37,687 for the six months ended December 31, 2014 and December 31, 2013, respectively. We have an accumulated deficit of approximately $328,206 as of December 31, 2014 and $288,821 as of June 30, 2014. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

As of January 30, 2015, approximately 8,566,086 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 51.7% of the total voting power.  As a result, Mr. Sillerman and current affiliates and insiders essentially have the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in note 12 to the financial statements included in this Form 10-Q. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Our President and Chief Operating Officer, Greg Consiglio, was recently appointed as President and Chief Operating Officer or SFX, and our Chief Revenue Officer, Kevin Arrix, was also recently appointed as Executive Vice President, Global Brand Partnerships of SFX. The employment agreements of Mr. Consiglio and Mr. Arrix were amended to provide that they each will devote their full-time best efforts and business time and attention to the Company, subject to also fulfilling their responsibilities to SFX. The terms of the sharing of Mr. Consiglio's and Mr. Arrix's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Consiglio and Mr. Arrix also agree that they will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX Entertainment. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

We entered into a Sales Agency Agreement with SFX pursuant to which SFX will exclusively represent us in the sale of advertising and sponsorships. If SFX is not able to generate sales of advertising and sponsorships on our behalf, our revenues and financial results could suffer.

We entered into a Sales Agency Agreement pursuant to which SFX will exclusively represent us in the sale of advertising and sponsorships. As part of the Sales Agency Agreement, we consented to SFX's hiring of 25 members of our sales team.  Pursuant to the Sales Agreement, the Company consents to SFX’s hiring of 25 members of the Company’s sales team. SFX agrees that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX a 25% commission on sales made by SFX. While reducing our headcount by 25 people should result in cost savings, if SFX is unable to generate sales of advertising and sponsorships at levels consistent with historical levels, our revenues may decline. While we can terminate the Sales Agency Agreement for any reason on 90 days notice, it may take us additional time to recruit a new sales team or to engage a new agent for our sales, in which case, our revenues could suffer.

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
Our licensing agreement with SFX may adversely affect our ability to generate revenues in the future.
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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through December 31, 2014, we have invalidated 216,467 accounts for suspicious activity of a total of 8,183,287 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2014, we had total debt outstanding of approximately $22,000. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Not applicable

Item 5.     Other Information

On January 30, 2015, Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of Viggle Inc. (the “Company”) made an unsecured demand loan (the “New Loan”) to the Company totaling $2,000,000, bearing interest at the rate of 12% per annum. As previously reported in the Current Reports on Form 8-K filed by the Company on December 24, 2014 and January 21, 2015, Mr. Sillerman had previously made nsecured demand loans to the Company totaling $4,000,000 (the “Previous Loans”, and together with the New Loan, the “Loans”). The total principal amount of the Loans is now $6,000,000.

The foregoing description of the New Loan is not complete and is qualified in its entirety by reference to the full text of the form of Demand Promissory Note which is filed herewith as Exhibit 10.76 and incorporated herein by reference.

The Company intends to use the proceeds from the New Loan to fund working capital requirements and for general corporate purposes. Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

In addition, the Company made a determination to pay its directors their quarterly compensation, in lieu of cash, in the form of restricted stock units. Accordingly, on January 29, 2015, the Company made a grant of restricted shares under its 2011 Executive Equity Incentive Plan to each of the Company's non-employee directors, which grants vested immediately. Mr. Horan received a grant of 8,678 restricted shares, Mr.Meyer received a grant of 9,814 restricted shares, Mr. Miller received a grant of 9,607 shares, Ms. Seitler received a grant of 8,368 restricted shares, and Ms. Sock received a grant of 8,264 restricted shares.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Designations of the Series C Convertible Preferred Stock (2)
3.3	By-Laws (3)
10.64	Securities Purchase Agreement, dated as of October 24, 2014, by and between the registrant and Sillerman Investment Company III LLC (4)
10.65	Line of Credit Promissory Note, dated as of October 24, 2014, issued by the registrant in favor of Sillerman Investment Company III LLC (5)
10.66	Form of Warrant issuable pursuant to the Securities Purchase Agreement (6)
10.67	Registration Rights Agreement, dated as of October 24, 2014, by and between the registrant and Sillerman Investment Company III LLC (7)
10.68	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the registrant and Deutsche Bank Trust Company Americas (8)
10.69	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC and Deutsche Bank Trust Company Americas, and acknowledged by the registrant (9)
10.70	Demand Promissory Note, dated as of December 19, 2014, between the registrant and Robert F.X. Sillerman (10)
10.71	Demand Promissory Note, dated as of January 14, 2015, between the registrant and Robert F.X. Sillerman (11)
10.72	Sales Agency Agreement, dated as of January 22, 2015, between the registrant and SFX-94 LLC (12)
10.73	Amended and Restated Shared Services Agreement, dated as of January 22, 2015, between the registrant and SFX Entertainment, Inc. (13)
10.74	Amendment to Employment Agreement of Gregory Consiglio, dated as of January 22, 2015 (14)
10.75	Amendment to Employment Agreement of Kevin Arrix, dated as of January 22, 2015 (15)
10.76	Demand Promissory Note, dated as of January 30, 2015, between the registrant and Robert F.X. Sillerman (16)
31.1	Certification of Principal Executive Officer (16)
31.2	Certification of Principal Accounting Officer (16)
32.1	Section 1350 Certification of Principal Executive Officer (16)
32.2	Section 1350 Certification of Principal Accounting Officer (16)
99.1	Press Release issued February 4, 2015 (16)
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 3.1 to the registrant's Current report on Form 8-K filed on October 27, 2014
(3)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(4)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on October 27, 2014
(5)	Incorporated by reference to Exhibit 10.2 to registrant's Current report on Form 8-K filed on October 27, 2014
(6)	Incorporated by reference to Exhibit 10.3 to registrant's Current report on Form 8-K filed on October 27, 2014
(7)	Incorporated by reference to Exhibit 10.4 to registrant's Current report on Form 8-K filed on October 27, 2014
(8)	Incorporated by reference to Exhibit 10.5 to registrant's Current report on Form 8-K filed on October 27, 2014
(9)	Incorporated by reference to Exhibit 10.6 to registrant's Current report on Form 8-K filed on October 27, 2014

(10)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on December 24, 2014
(11)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on January 21, 2015
(12)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on January 23, 2015
(13)	Incorporated by reference to Exhibit 10.2 to registrant's Current report on Form 8-K filed on January 23, 2015
(14)	Incorporated by reference to Exhibit 10.3 to registrant's Current report on Form 8-K filed on January 23, 2015
(15)	Incorporated by reference to Exhibit 10.4 to registrant's Current report on Form 8-K filed on January 23, 2015
(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

February 4, 2015	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

February 4, 2015	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)