Form 10-Q
period 2015-03-31
Viggle Inc.
filed 2015-05-11
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, there were 17,253,822 shares of the registrant's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$715	$7
Accounts receivable (net of allowance for doubtful accounts of $95 at March 31, 2015 and June 30, 2014)	2,875	3,962
Prepaid expenses	875	949
Other receivables	480	80
Restricted cash	—	5,000
Total current assets	4,945	9,998
Restricted cash	695	700
Property & equipment, net	2,607	2,613
Intangible assets, net	25,145	28,810
Goodwill	37,182	36,627
Other assets	309	351
Total assets	$70,883	$79,099

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$10,532	$7,810
Reward points payable	7,956	4,927
Contingent consideration liability	4,792	4,792
Common stock warrant liability	10	15
Deferred revenue	609	911
Current portion of loan payable	4,750	15,000
Total current liabilities	28,649	33,455
Loan payable, less current portion	19,466	—
Deferred revenue	3,979	4,354
Other long-term liabilities	2,492	1,488
Total liabilities	54,586	39,297
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of March 31, 2015 and June 30, 2014	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 10,000 and -0- shares as of March 31, 2015 and June 30, 2014, respectively	11,421	—
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of March 31, 2015 and June 30, 2014	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 16,901,738 and 15,743,541 shares as of March 31, 2015 and June 30, 2014, respectively	16	16
Additional paid-in-capital	366,042	340,163
Treasury stock, 215,164 and 211,414 shares at March 31, 2015 and June 30, 2014, respectively	(11,916)	(11,556)
Accumulated deficit	(349,266)	(288,821)
Total stockholders' equity	4,876	39,802
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$70,883	$79,099

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Revenues	$5,021	$3,306	$18,680	$12,677
Cost of watchpoints and engagement points	(2,758)	1,148	(6,948)	(1,509)
Selling, general and administrative expenses	(21,918)	(18,841)	(70,704)	(61,745)
Operating loss	(19,655)	(14,387)	(58,972)	(50,577)

Other (expense) income:
Other income, net	1	529	11	1,420
Interest expense, net	(935)	(256)	(1,419)	(2,597)
Total other (expense) income	(934)	273	(1,408)	(1,177)

Net loss before provision for income taxes	(20,589)	(14,114)	(60,380)	(51,754)

Income tax expense	(22)	(22)	(65)	(68)

Net loss	$(20,611)	$(14,136)	$(60,445)	$(51,822)

Accretion of Convertible Redeemable Preferred Stock	$45	$176	$61	$176

Net loss attributable to common stockholders	$(20,566)	$(13,960)	$(60,384)	$(51,646)

Net loss per common share attributable to common stockholders - basic and diluted	$(1.24)	$(9.32)	$(3.74)	$(42.64)

Weighted average common shares outstanding - basic and diluted	16,628,988	1,498,010	16,133,970	1,207,050

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance June 30, 2014	$16	$—	$340,163	$(11,556)	$(288,821)	$39,802
Net loss					(60,445)	(60,445)
Purchase of common shares from former officer				(360)		(360)
Accretion of Series C Convertible Redeemable Preferred Stock			61			61
Common stock issued for services			208			208
Share based compensation in connection with Securities Purchase Agreement			2,657			2,657
Restricted stock - share based compensation			19,253			19,253
Employee stock options - share based compensation			3,700			3,700
Balance March 31, 2015 (unaudited)	$16	$—	$366,042	$(11,916)	$(349,266)	$4,876

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Operating activities:
Net loss	$(60,445)	$(51,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	19,253	14,346
Employee stock options - share based compensation	3,700	5,427
Share based compensation in connection with Securities Purchase Agreement	4,141	—
Stock issued for services	208	—
Stock compensation in connection with line of credit borrowing	—	3,810
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	—	6,259
Interest expense related to November 25, 2013 PIPE Exchange	—	1,231
Decrease in fair value of convertible debt embedded derivative	—	(16)
Decrease in fair value of common stock warrants	(5)	(346)
Accretion of Note discount	66	—
Depreciation and amortization	4,558	4,043
Interest income on notes receivable from shareholders and officer	—	(86)
Changes in operating assets and liabilities:
Accounts receivable, net	1,087	(488)
Other receivables	(400)	(49)
Prepaid expenses	74	(1,169)
Restricted cash	5,005	—
Other assets	42	(103)
Deferred revenue	(677)	4,852
Accounts payable and accrued expenses	2,722	(3,501)
Reward points liability	3,029	(2,656)
Other	15	49
Net cash used in operating activities	(17,627)	(20,219)

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(647)
Purchase of property and equipment	(113)	(178)
Capitalized software costs	(342)	(821)
Net cash used in investing activities	(455)	(1,646)

Financing activities:
Proceeds from loans	31,150	23,500
Repayments on loans	(22,000)	—
Sale of Class C Convertible Redeemable Preferred Stock	10,000	—
Repayment of Recapitalization Note from Executive Officer	—	3,646
Term loan agreement security interest	—	(5,000)
Purchase of common shares from former officer	(360)	(195)
Net cash provided by financing activities	18,790	21,951

Net increase in cash	708	86
Cash at beginning of period	7	1,359
Cash at end of period	$715	$1,445

Supplemental cash flow Information:
Cash paid during the period for interest	$999	$426

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$449	$—
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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 8.03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of March 31, 2015 and June 30, 2014 was $95.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the nine months ended March 31, 2015 and March 31, 2014 were not significant.

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

There were no impairments of long-lived assets during the nine months ended March 31, 2015.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,586 and $5,244 as of March 31, 2015 and June 30, 2014, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the three and nine months ended March 31, 2015 of $2,679 and $9,331, respectively. The Company recognized barter revenue and barter expense for the three and nine months ended March 31, 2014 of $592 and $2,625, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and nine months ended March 31, 2015 was $4,882 and $14,188, respectively, and for the three and nine months ended March 31, 2014 was $1,620 and $5,465, respectively, including barter expense.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2-14-15"). The standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (July 1, 2016 for the Company), with early adoption permitted. The Company believes the adoption of ASU 2014-15 will not have a material effect on its consolidated financial statements.

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
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company believes the adoption of ASU 2015-01 will not have a material effect on its consolidated financial statements.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 improves certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have a material effect on its consolidated financial statements.

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
$39,273

The results of operations of Wetpaint were combined with the Company's consolidated results from the date of acquisition of December 16, 2013. The amortization period of intangible assets acquired is as follows: technology-7 years, trademarks-30 years, customer relationships-5 years, and non-compete agreements-3 years. See Note 6, Intangible Assets and Goodwill for further detail related to the intangible assets acquired. The goodwill recorded in connection with this acquisition reflects the strategic fit and revenue and earnings growth potential of this business. Goodwill related to the acquisition is non-deductible for income tax purposes.

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

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of Choose Digital have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed an allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer contracts and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized.

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
$14,467

The results of operations of Choose Digital were combined with the Company's consolidated results from the date of acquisition of June 24, 2014. The amortization period of intangible assets acquired is estimated to be approximately 7 years. See Note 6, Intangible Assets and Goodwill for further details on intangible assets acquired. The goodwill recorded in connection with this acquisition reflects the strategic fit and revenue and earnings growth potential of this business. Goodwill related to the acquisition is non-deductible for income tax purposes.

Pro Forma Financial Results

The following unaudited pro forma condensed consolidated financial results of operations for the three and nine months ended March 31, 2014 are presented as if the Wetpaint and Choose Digital acquisitions had been completed at the beginning of fiscal year 2014:

	Three months ended March 31, 2014	Nine months ended March 31, 2014
Revenues	$3,517	$16,101
Operating loss	(14,937)	(54,375)
Net loss	(14,686)	(55,606)
Net loss per common share - basic and diluted	$(4.24)	$(15.87)

These pro forma condensed consolidated financial results have not been adjusted to reflect the impact of synergies and integration costs that would result from integration of these acquisitions.

5.  Property and Equipment

Property and Equipment consists of the following:

	March 31, 2015	June 30, 2014

Leasehold Improvements	$2,893	$2,460
Furniture and Fixtures	592	592
Computer Equipment	496	726
Software	164	168
Total	4,145	3,946
Accumulated Depreciation and Amortization	(1,538)	(1,333)
Property and Equipment, net	$2,607	$2,613

Depreciation and amortization charged to selling, general and administrative expenses for the three and nine months ended March 31, 2015 amounted to $167 and $552, respectively. Depreciation and amortization charged to selling, general and administrative expenses for the three and nine months ended March 31, 2014 amounted to $162 and $470, respectively.

6.  Intangible Assets and Goodwill

		March 31, 2015			June 30, 2014
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	84 months	$10,600	$(1,956)	$8,644	$10,600	$(820)	$9,780
Wetpaint trademarks	360 months	5,800	(248)	5,552	5,800	(103)	5,697
Wetpaint customer relationships	60 months	2,000	(517)	1,483	2,000	(217)	1,783
Wetpaint non-compete agreements	36 months	609	(262)	347	609	(110)	499
Watchpoints technology	36 months	—	—	—	4,209	(3,859)	350
Loyalize software	36 months	—	—	—	2,350	(2,350)	—
Dijit technology	84 months	1,820	(303)	1,517	1,820	(108)	1,712
Choose Digital intangible assets	84 months	5,797	(567)	5,230	5,797	(14)	5,783
Internally generated capitalized software	36 months	5,586	(3,536)	2,050	5,244	(2,364)	2,880
Other	various	326	(4)	322	333	(7)	326

Total		$32,538	$(7,393)	$25,145	$38,762	$(9,952)	$28,810

Amortization of intangible assets included in selling, general and administrative expenses for the three and nine months ended March 31, 2015 amounted to $1,107 and $4,006, respectively. Amortization of intangible assets included in selling, general and administrative expenses for the three and nine months ended March 31, 2014 amounted to $1,817 and $3,573, respectively.  Future annual amortization expense expected is as follows:

Years ending June 30,

2015	$1,277
2016	4,637
2017	3,473
2018	3,106
2019	2,889

The activity in the goodwill balance consists of the following:

Description	Amount
Balance at June 30, 2014	$36,627
Dijit final purchase price adjustment	567
Other	(12)
Balance at March 31, 2015	$37,182

7. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	March 31, 2015	June 30, 2014

Term Loan Agreement ("DB Line")	Retired	$15,000	$—	$15,000
Line of Credit Promissory Note (the "Note")	10/24/17	$20,000	$19,466	$—
Unsecured Demand Loan (the "Loan")	On Demand	$4,750	$4,750	$—

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

On February 13, 2014, the Company entered into a further amendment (the "February Amendment") to the DB Line.   Pursuant to the February Amendment, the maturity date of the DB Line was extended to March 31, 2015, and the mandatory prepayment provision was amended to provide that only the first $10,000 in net cash proceeds from an equity offering shall be required to be used to prepay amounts outstanding under the DB Line.

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

Interest expense on the DB Line for the nine months ended March 31, 2015 was $185.

Line of Credit Promissory Note

On October 24, 2014, the Company and Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman ("SIC III") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company (see Note 9, Stockholders' Equity, for a discussion of the remaining $10,000 of the Securities Purchase Agreement). The Company also agreed to issue to SIC III warrants to purchase 1,000,000 shares of the Company’s common stock. The Company will issue warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of March 31, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at March 31, 2015, was $19,466, which includes accretion of the discount of $66 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued SIC III warrants to purchase 225,000 shares of the Company’s common stock. These warrants have an exercise price of $3.51, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500 under the Note, the Company issued SIC III warrants to purchase 775,000 shares of the Company's common stock. These warrants have an exercise price of $3.63, representing a price equal to 10% above the closing price of the Companys common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance. Stock compensation expense related to the issuances of warrants to SIC III was $2,049 during the nine months ended March 31, 2015.

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

Interest expense on the Note was $593 and $784 for the three and nine months ended March 31, 2015, respectively.

Unsecured Demand Loan

During the nine months ended March 31, 2015, Mr. Sillerman made the following demand loans (the "Loans") to the Company:

Date	Amount

12/19/2014	$2,000
1/14/2015	$2,000
1/30/2015	$2,000
2/13/2015	$750
2/26/2015	$1,000
3/2/2015	$1,000
3/16/2015	$3,000

Total	$11,750

Each of the Loans bear interest at the rate of 12% per annum. Principal and interest due under the Loans shall be due and payable upon demand. The principal amount of the Loans may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loans to fund working capital requirements and for general corporate purposes.

As discussed in Note 9, Stockholders' Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series Convertible Stock to pay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at March 31, 2015 is $4,750, and all accrued and unpaid interest on the Loans through March 16, 2015 has been paid in full.

Interest expense on the Loans was $164 and $173 for the three and nine months ended March 31, 2015, respectively. See Note 14, Subsequent Events, related to an additional advance on the Loan subsequent to March 31, 2015.

8. Commitments and Contingencies

On August 17, 2012, the Company was served with a patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology. Blue Spike has commenced suits against numerous other companies involving the same patent family. The Company settled the lawsuit with Blue Spike on April 22, 2015, and issued 50,000 shares of common stock to Blue Spike in connection with the settlement.

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

9. Stockholders’ Equity

Common Stock

As of March 31, 2015 and June 30, 2014, there were 300,000,000 shares of authorized common stock, and 16,901,738 and 15,743,541 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

As of March 31, 2015 and June 30, 2014, there were no shares of Series A Convertible Redeemable Preferred Stock or Series B Convertible Preferred Stock outstanding.

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

On March 16, 2015, SIC III purchased 7,000 additional shares of Series C Convertible Redeemable Preferred Stock for $7,000. The shares of Series C Convertible Redeemable Preferred Stock were recorded in the accompanying consolidated balance sheet at its fair value as of the date of the purchase (March 16, 2015). In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.78, which was 10% above the closing price of the Company's shares on the date prior to issuance.

In connection with the Securities Purchase Agreement, the Company recorded total stock compensation expense based on the fair value of the Series C Convertible Redeemable Preferred Stock and warrants of $2,091 during the nine months ended March 31, 2015.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and March 31, 2015, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2014	396,370	$95.57
Granted	1,777,591	3.21
Vested	(787,917)	41.80
Forfeited and canceled	(68,870)	5.55
Nonvested at March 31, 2015	1,317,174	$18.18

Compensation expense related to restricted stock was $6,702 and $19,253 for the three and nine months ended March 31, 2015, respectively.  As of March 31, 2015, there was $19,047 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for nine months ended March 31, 2015:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2014	989,066	$30.09
Granted	310,335	3.58
Exercised	—	—
Forfeited and canceled	(146,803)	19.13
Outstanding at March 31, 2015	1,152,598	24.35
Exercisable at March 31, 2015	499,312	$41.40

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of the options granted during the nine months ended March 31, 2015 and 2014 were estimated based on the following weighted average assumptions:

	Nine Months Ended March 31,
	2015	2014
Expected volatility	80%	80%
Risk-free interest rate	2.04%	1.70%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.03
Estimated fair value per option granted	$2.55	$38.40

Compensation expense related to stock options of $902 and $3,700 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three and nine months ended March 31, 2015, respectively. As of March 31, 2015, there was approximately $3,882 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

11.  Income Taxes

For the three and nine months ended March 31, 2015 and 2014, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At March 31, 2015, the Company has a Net Operating Loss carryforward of approximately $117,182, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of March 31, 2015 and June 30, 2014. The deferred tax liability, net is included in other long term liabilities in the accompanying consolidated balance sheets. Income tax expense for the three and nine months ended March 31, 2015 was $22 and $65, respectively.
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

12.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three and nine months ended March 31, 2015, the Company billed Circle $7 and $21, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of March 31, 2015 and June 30, 2014 was $107 and $86, respectively.

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

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement. For the three and nine months ended March 31, 2015, the Company billed SFX $353 and $725, net of amounts billed by SFX to the Company, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of March 31, 2015 and June 30, 2014 was $215 and $0, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the three and nine months ended March 31, 2015, the Company was billed $138 in connection with the Sales Agreement.

The Sales Agreement has a three-year term, and can be terminated by the Company on 90 days’ notice.

Loans Payable and Stockholders' Equity Transactions

See Note 7, Loans Payable, and Note 9, Stockholders' Equity for a description of certain loans and equity transactions with related parties. In addition, see Note 14, Subsequent Events, for additional discussion of certain related party transactions.

Advertising Revenue

During the nine months ended March 31, 2015, the Company provided certain advertising and related services to SFX and its subsidiaries. The total amount of net revenue was $487 and such amount was due from SFX at March 31, 2015.

Marketing Expense

During the nine months ended March 31, 2015, SFX, and certain subsidiaries of SFX, provided certain marketing and related services to the Company. The total amount of marketing expense was $490 and such amount was due to SFX at March 31, 2015.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On

September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of March 31, 2015 and June 30, 2014 to a fair value of $10 and $15. The Company recorded gains of $5 and $68 to other income, net in the Consolidated Statements of Operations for the nine months ended March 31, 2015 and 2014, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of March 31, 2015, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792. As of March 31, 2015 and June 30, 2014, the fair value of total contingent consideration for acquisitions was estimated to be $4,792. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at June 30, 2014	$4,807
Additions to Level 3	—
Unrealized (gains) losses for the period included in other income (expense), net	(5)
Extinguishments	—
Balance at March 31, 2015	$4,802

14.  Subsequent Events

Unsecured Demand Loans

On April 20, 2015 and May 5, 2015, Mr. Sillerman made additional Loans to the Company of $1,000 and $500, respectively, bearing interest at the rate of 12% per annum. As discussed in Note 7, Loans Payable, Mr. Sillerman had previously made unsecured demand loans to the Company, which balance was $4,750 as of March 31, 2015. Therefore, the outstanding principal amount of the Loans is $6,250.

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

From the launch of the Viggle App on January 25, 2012, and through March 31, 2015, 9,156,300 users have registered for Viggle, of which we have deactivated 220,603 for a total of 8,953,697 net registered users.  As of March 31, 2015, our members have checked-in to 478,106,222 TV programs and 146,558,719 songs and spent an average of 61 minutes and 55 seconds of active time within the Viggle App per session.  Over 892,852 users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of March 31, 2015, users have earned over 95 billion points, including 6.6 billion points through Viggle's new music service. As of March 31, 2015, users have redeemed over 57 billion points for a total of approximately 4.7 million rewards, for an average of 12,182 points per reward redemption. The total retail value of rewards redeemed through March 31, 2015 is approximately $24.3 million.

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

Wetpaint operates media properties that attracted approximately 16.6 million unique monthly users in March 2015 and have a combined social reach of approximately 9.7 million Facebook “likes” and followers on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and average unique monthly users of the Wetpaint media properties during a month. We define Active Reach as the amount of monthly active users for the Viggle App and the average cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the average cumulative number of times people have “followed” a Wetpaint account on Twitter during a month. For the three months ended March 31, 2015, the average Total Reach and Active Reach were approximately 25.7 million and 10.6 million, respectively.

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

We seek to protect our technology through by seeking intellectual property protection. We currently have ten active U.S. patents and we have more than ten additional pending non-provisional patent applications. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and harm our operating results.
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

Going Concern
Our Consolidated Financial Statements as of March 31, 2015 include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful.

Results of Operations

Results for the three and nine months ended March 31, 2015 and 2014 (amounts in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$5,021	$3,306	$1,715	$18,680	$12,677	$6,003
Cost of watchpoints and engagement points	(2,758)	1,148	(3,906)	(6,948)	(1,509)	(5,439)
Selling, general and administrative expenses	(21,918)	(18,841)	(3,077)	(70,704)	(61,745)	(8,959)
Operating loss	(19,655)	(14,387)	(5,268)	(58,972)	(50,577)	(8,395)
Other income (expense):
Other income, net	1	529	(528)	11	1,420	(1,409)
Interest expense, net	(935)	(256)	(679)	(1,419)	(2,597)	1,178
Total other (expense) income	(934)	273	(1,207)	(1,408)	(1,177)	(231)
Net loss before provision for income taxes	(20,589)	(14,114)	(6,475)	(60,380)	(51,754)	(8,626)
Income tax expense	(22)	(22)	—	(65)	(68)	3
Net loss	$(20,611)	$(14,136)	$(6,475)	$(60,445)	$(51,822)	$(8,623)

Consolidated Operating Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Revenue in the three months ended March 31, 2015 was $5.0 million, an increase of $1.7 million from the three months ended March 31, 2014. The increase was primarily from increased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended March 31, 2015 was $2.8 million, an increase of $3.9 million from the three months ended March 31, 2014. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase is primarily due to an adjustment in the prior year reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App. The increase was also due to an increase in reward points earned by users of the App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.9 million for the three months ended March 31, 2015, an increase of $3.1 million from the three months ended March 31, 2014. The increase was primarily driven by increases in marketing costs of $3.4 million, stock based compensation of $2.3 million, and technology related costs of $0.4 million, partially offset by a decrease in personnel related costs of $2.9 million.

Interest Expense, Net

Interest expense, net was $0.9 million for the three months ended March 31, 2015, an increase of $0.7 million from the three months ended March 31, 2014. The increase was due to higher interest rates on the Company's debt during the three months ended March 31, 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2015 and June 30, 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended March 31, 2015, the Company recorded an income tax provision of $0.02 million to reflect tax amortization of the Company's goodwill.

Consolidated Operating Results for the Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Revenues

Revenue in the nine months ended March 31, 2015 was $18.7 million, an increase of $6.0 million from the nine months ended March 31, 2014. The increase was primarily from increased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the nine months ended March 31, 2015 was $6.9 million, an increase of $5.4 million from the nine months ended March 31, 2014. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase was primarily due to an increase in reward points earned by users of the App. The increase is was also due to an adjustment in the prior year reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the Viggle App.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $70.7 million for the nine months ended March 31, 2015, an increase of $9.0 million from the nine months ended March 31, 2014. The increase was primarily driven by increases in marketing expenses of $8.9 million, technology related costs of $2.4 million, and professional fees of $1.1 million, partially offset by decreases in stock based compensation of $2.7 million and personnel related costs of $1.7 million.

Other Income, Net

Other income, net for the nine months ended March 31, 2014 included a gain related to the valuations of contingent consideration for acquisitions of $1.1 million, and a gain related to the valuation of the common stock warrant payable of $0.3 million.

Interest Expense, Net

Interest expense, net was $1.4 million for the nine months ended March 31, 2015, a decrease of $1.2 million from the nine months ended March 31, 2014. The decrease was due to $1.2 million of debt discount that was recorded to interest expense during the nine months ended March 31, 2014.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2015 and June 30, 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the nine months ended March 31, 2015, the Company recorded an income tax provision of 0.1 million to reflect tax amortization of the Company's goodwill.

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
	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014
Cost of watchpoints and engagement points as reported	$(2,758)	$1,148	(6,948)	$(1,509)
Adjustment to cost of watchpoints and engagement points	823	(2,093)	2,664	(2,340)
Adjusted cost of watchpoints and engagement points	(1,935)	(945)	(4,284)	(3,849)

Selling, general and administrative expenses as reported	(21,918)	(18,841)	(70,704)	(61,745)
Adjustment to selling, general and administrative expenses	147	(157)	312	(230)
Adjusted selling, general and administrative expenses	$(21,771)	$(18,998)	$(70,392)	$(61,975)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014
Operating loss as reported	$(19,655)	$(14,387)	$(58,972)	$(50,577)
Add:
Stock compensation costs	8,672	6,408	27,094	29,843
Adjustment to cost of watchpoints and engagement points	823	(2,093)	2,664	(2,340)
Adjustment to selling, general and administrative expenses	147	218	1,189	145
Depreciation and amortization costs	1,275	1,978	4,558	4,043
Adjusted EBITDA *	$(8,738)	$(7,876)	$(23,467)	$(18,886)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources

Cash

At March 31, 2015 and June 30, 2014, we had cash balances of $0.7 million and $0.01 million, respectively.

Available Line of Credit

As of March 31, 2015, the Company had no funds available under any of its lines of credit.

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

Our current plan will require capital of approximately $20,000 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $19,300 in new capital (in excess of the cash currently held by us). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and digital rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During Fiscal 2015, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the nine months ended March 31, 2015 (amounts in thousands)

	Nine Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(17,627)	$(20,219)
Net cash used in investing activities	$(455)	$(1,646)
Net cash provided by financing activities	$18,790	$21,951

Operating Activities

In the nine months ended March 31, 2015, net cash used in operating activities was $17.6 million, including our net loss of $60.4 million, non cash, stock based compensation charges of $27.1 million, and depreciation and amortization of $4.6 million. In addition, net cash inflows from changes in operating assets and liabilities was $11.1 million, primarily due to the release of $5.0 million of restricted cash (spent on working capital needs), and increases in accounts payable of $2.7 million and the reward point liability of $3.0 million.

In the nine months ended March 31, 2014, net cash used in operating activities was $20.2 million, including our net loss of $37.7 million, non cash, stock based compensation charges of $23.4 million and depreciation and amortization of $2.1 million. In addition, net cash outflows from changes in operating assets and liabilities was $3.6 million, primarily as a result from an increase in accounts receivable of $1.8 million and a decrease in accounts payable and accrued expenses of $1.1 million.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2015 was $0.5 million, primarily consisting of capitalized App development costs and investments in computer related equipment.

Cash used in investing activities in the nine months ended March 31, 2014 was $1.6 million primarily consisting of capitalized App development costs and investments in computer related equipment.

Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2015 of $18.8 million consisted of proceeds from new loans of $21.4 million, the sale of Series C Convertible Redeemable Preferred Stock of $10.0 million, less the repayment of loans of $22.0 million.

Cash provided by financing activities in the nine months ended March 31, 2014 of $22.0 million consisted of net borrowings on our lines of credit. Such amounts were utilized to fund working capital requirements and for general operating purposes.

35

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

During the three months ended March 31, 2015, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company believes the adoption of ASU 2015-01 will not have a material effect on its consolidated financial statements.

36

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 improves certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have a material effect on its consolidated financial statements.

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

On March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

On June 24, 2014, the Company completed the acquisition of Choose Digital. The purchase price of the acquisition was represented substantially by goodwill and identifiable intangible assets. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Choose Digital was excluded from a formal evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, but we will include an assessment in the year following the date of this acquisition.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

37

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

The Company settled the lawsuit with Blue Spike on April 22, 2015, and issued 50,000 shares of common stock to Blue Spike in connection with the settlement.

On May 4, 2015, the Company was served with a lawsuit initiated by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The lawsuit, which names the Company and each of our directors as defendants, claims a breach of fiduciary duty relating to a proposal by Mr. Sillerman to acquire a portion of Wetpaint from the Company. The lawsuit seeks to enjoin the transaction as well as unspecified damages. The Company believes that the lawsuit is without merit.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $60,445 and $51,882 for the nine months ended March 31, 2015 and March 31, 2014, respectively. We have an accumulated deficit of approximately $349,266 as of March 31, 2015 and $288,821 as of June 30, 2014. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

38

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

We distribute our products on Apple’s iOS and Google’s Android platforms. We believe that we have maintained a good relationship with both Apple and Google, but any deterioration in our relationship with either Apple or Google would materially harm our business and likely cause our stock price to decline. We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. Any change to these standard terms and conditions, or in Apple's or Google's interpretation of these standard terms and conditions, could materially harm our business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our applications on its storefront, it would materially harm our business and likely cause our stock price to significantly decline. We also rely on the continued function of the Apple App Store and the Google Play Store, as we distribute our products exclusively through these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time. In the event that either the Apple App Store or the Google Play Store is unavailable for a prolonged period of time, it would have a material adverse effect on our revenues and operating results.

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

As of May 7, 2015, approximately 8,939,871 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 51.8% of the total voting power.  As a result, Mr. Sillerman and current affiliates and insiders essentially have the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in note 12 to the financial statements included in this Form 10-Q. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Our President and Chief Operating Officer, Greg Consiglio, was recently appointed as President and Chief Operating Officer of SFX, and our Chief Revenue Officer, Kevin Arrix, was also recently appointed as Executive Vice President, Global Brand Partnerships of SFX. The employment agreements of Mr. Consiglio and Mr. Arrix were amended to provide that they each will devote their full-time best efforts and business time and attention to the Company, subject to also fulfilling their responsibilities to SFX. The terms of the sharing of Mr. Consiglio's and Mr. Arrix's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Consiglio and Mr. Arrix also agree that they will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX Entertainment. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

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

We expect we will incur significant, non-recurring costs in connection with consummating the acquisitions of Choose Digital, Wetpaint and Dijit and integrating the operations of those companies. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with these acquisitions. In addition, in connection with our acquisition of Choose Digital, we may have to pay a contingent payment, to be made within five business days after June 24, 2015, in an aggregate amount up to $4,792, depending on the trading price of Viggle common stock at that time.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through March 31, 2015, we have invalidated 220,603 accounts for suspicious activity of a total of 9,156,300 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of March 31, 2015, we had total debt outstanding of approximately $24,750. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
July 2014	1,250	$72.00	-	-
August 2014	1,250	$72.00	-	-
September 2014	1,250	$72.00	-	-
October 2014	1,250	$72.00	-	-
(1) Relates to shares repurchased from a former officer of the Company.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

Earnings Release

On May 11, 2015, the Company issued a press release regarding its financial results for the quarter ended March 31, 2015. The press release is attached hereto as Exhibit 99.1.

Demand Promissory Note

On May 5, 2015, Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of Viggle Inc. (the “Company”) made an unsecured demand loan (the “New Loan”) to the Company totaling $500,000, bearing interest at the rate of 12% per annum. The total principal amount of all such demand loans to Mr. Sillerman is now $6,250,000.

The foregoing description of the New Loan is not complete and is qualified in its entirety by reference to the full text of the form of Demand Promissory Note which is filed herewith as Exhibit 10.81 and incorporated herein by reference.

The Company intends to use the proceeds from the New Loan to fund working capital requirements and for general corporate purposes. Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

Special Committee

The Company’s Board of Directors intends to form a Special Committee of independent directors to explore strategic alternatives to enhance value.  These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of the Company, or other possible transactions.

Executive Compensation

The employment agreement with John Small, the Company's Chief Financial Officer, provided for a payment to Mr.. Small of $250,000 on May 1, 2015. Either the Company or Mr. Small could elect to pay such amount in stock in lieu of cash. On May 8, 2015, the Company and Mr. Small agreed that the Company would issue 17,250 shares of our common stock to Mr. Small and that Mr. Small would receive the balance of the payment, or $209,117, in the form of a promissory note payable to Mr. Small. This promissory note is payable in cash and is due and payable in full 15 days after demand. The note bears interest at a rate of 6% per annum, and an additional 2% in the event that the Company is in default under the note.

The foregoing description of this promissory note is not complete and is qualified in its entirety by reference to the full text of the note which is filed herewith as Exhibit 10.82 and incorporated herein by reference.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Designations of the Series C Convertible Preferred Stock (2)
3.3	By-Laws (3)
10.77	Demand Promissory Note, dated as of February 13, 2015, between the Registrant and Robert F.X. Sillerman (4)
10.78	Demand Promissory Note, dated as of March 2, 2015, between the Registrant and Robert F.X. Sillerman (5)
10.79	Demand Promissory Note, dated as of March 16, 2015, between the Registrant and Robert F.X. Sillerman (6)
10.80	Demand Promissory Note, dated as of April 20, 2015, between the Registrant and Robert F.X. Sillerman (7)
10.81	Demand Promissory Note, dated as of May 5, 2015, between the Registrant and Robert F.X. Sillerman (8)
10.82	Demand Promissory Note, dated as of May 8, 2015, between the Registrant and John Small (8)
31.1	Certification of Principal Executive Officer (8)
31.2	Certification of Principal Accounting Officer (8)
32.1	Section 1350 Certification of Principal Executive Officer (8)
32.2	Section 1350 Certification of Principal Accounting Officer (8)
99.1	Press Release issued May 11, 2015 (8)
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012

(2)	Incorporated by reference to Exhibit 3.1 to the registrant's Current report on Form 8-K filed on October 27, 2014
(3)	Incorporated by reference to the registrant's Exhibit E to Proxy Statement on Schedule 14A filed on August 16, 1994
(4)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on February 20, 2015
(5)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on March 4, 2015
(6)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on March 18, 2015
(7)	Incorporated by reference to Exhibit 10.1 to registrant's Current report on Form 8-K filed on April 24, 2015
(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

VIGGLE INC.

May 11, 2015	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

May 11, 2015	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)