Form 10-K
period 2015-06-30
Viggle Inc.
filed 2015-09-21
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014, based on the closing price of such stock on the NASDAQ stock market on such date, was $21,226,323.

As of September 15, 2015, there were 24,885,100 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Viggle Inc.
Annual Report on Form 10-K
June 30, 2015

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

As used in this report:

•

•	"Viggle" refers to Viggle Inc., a Delaware corporation (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Viggle and its subsidiaries, individually, or in any combination

•	"Fiscal 2015" refers to our current fiscal year, July 1, 2014 to June 30, 2015

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"SIC III" refers to Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman

•	"SIC IV" refers to Sillerman Investment Company IV, LLC, a company affiliated with Mr. Sillerman

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.	BUSINESS
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

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 70 new articles, videos and galleries each day. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content.

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

From the launch of the Viggle App on January 25, 2012, and through June 30, 2015, 9,746,470 users have registered for Viggle, of which we have deactivated 222,998 for a total of 9,523,472 net registered users.  As of June 30, 2015, our members have checked-in to 503,699,171 TV programs and 189,530,826 songs and spent an average of 65 minutes and 11 seconds of active time within the Viggle App per session.  Over 1 million users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of June 30, 2015, users have earned over 115 billion points, including 9.7 billion points through Viggle's new music service. As of June 30, 2015, users have redeemed approximately 64 billion points for a total of approximately 4.9 million rewards, for an average of 12,940 points per reward redemption. The total retail value of rewards redeemed through June 30, 2015 is approximately $26.4 million.

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

Wetpaint operates media properties that attracted approximately 10.9 million unique monthly users in June 2015 and have a combined social reach of approximately 9.6 million Facebook “likes” and followers on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and average unique monthly users of the Wetpaint media properties during a month. We define Active Reach as the amount of monthly active users for the Viggle App and the average cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the average cumulative number of times people have “followed” a Wetpaint account on Twitter during a month. For the three months ended June 30, 2015, the average Total Reach and Active Reach were approximately 23.6 million and 10.2 million, respectively.

Technology

The first version of the Viggle App was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012.  It has been updated periodically.  The approved version of the App works on Apple iOS devices such as the iPhone, iPad and iPod Touch. On June 27, 2012, we released a version of the App for use on Android smartphones and tablets. On July 15, 2014, we released a version of the App for use on devices running Windows Phone 8 and Windows 8. The most recent versions of the App include the ability to match music as well as TV, have improved navigation and visual design, and rely on Gracenote for audio content recognition.

There is no guarantee as to how effectively the technology will perform. We continuously test and update the App with a goal of improving overall performance and usability. In order to ensure the best user experience, Viggle requires a device operating system of iOS 7.1 or later for Apple devices or Android 4.0 or later for Android devices. It may become necessary to change the minimum required operating systems in the future.

We will consider adding or removing versions of the App for mobile operating systems based on demand and other business factors.  Distribution of the product will occur via regular online marketplaces for content and applications used by such mobile operating systems, and will include the Apple App Store for iOS devices, the Google Play Store for devices using the Android operating system, and the Windows Store for Windows Phone 8 and Windows 8 devices.

The back-end technology for our App has been designed to accommodate the significant numbers of simultaneous data requests required to support prime time television audiences.  This back-end technology has the capacity to support simultaneous traffic peaks around major television and music events such as the Super Bowl.  We use third-party cloud computing services from Amazon Web Services and Microsoft Azure to help us scale our capacity as efficiently as possible.

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

We protect our technology through seeking intellectual property protection. We currently have eleven active U.S. patents and we have more than ten additional pending non-provisional patent applications. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and harm our operating results.

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

We generate content for wetpaint.com that appeals largely to women between the ages of 18 and 49. Our coverage of TV shows and celebrities strives to attract repeat visitors to the website that want to read about the latest entertainment news. We use our audience development engine, which is called the Social Publishing Platform, to capture and distribute to Facebook fans, so that our content will appear in Facebook feeds and generate traffic to our websites.

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

The Mobile Marketing Industry

The media industry has become increasingly fragmented, with more choices than ever and with new models of media consumption. According to eMarketer, as of April 2014, 63% of media consumed by users was not television, with mobile representing over 23% of consumption amongst U.S. adults. The share of media consumption on mobiles has been rising dramatically since 2010 when it represented just 4%. The same research also showed that time spent per day on Mobile (nonvoice usage) hit 2 hours and 51 minutes hit 2014, a huge increase from the 24 minutes spent per day in 2010.

According to data from Experian Marketing Services, U.S. consumers are now spending more than 58 minutes a day on their smartphones for a variety of activities including talking, texting, social networking, emailing, visiting websites and playing games. The emergence and growth of mobile devices has led to the “always connected consumer”, and advertisers continue to search for ways to engage with this audience. Advertisers are spending considerable sums of money to target the mobile user. According to eMarketer, U.S. mobile ad spending was over $19 billion in 2014. This is expected to rise 50% in 2015 close to $29 billion, and increase to almost $66 billion in 2019 - accounting for 72% of U.S. Digital Ad Spend. Digital ad spend on Mobile is also forecast to overtake Display in 2016.

The ways in which consumers are using their smartphones and tablets have changed in recent years with the growth in usage of apps, self-contained software programs specifically made for mobile devices. According to Flurry Analytics in July 2015, the top 15% of smartphone and tablet users are launching their apps around 60 times every day. The emergence of the app marketplace has created a unique opportunity and challenge for developers and advertisers to monetize the usage by consumers.

The challenge presented with mobile advertising is that users can find the mobile advertising experience interruptive. While click-through banner ads are popular on web browsers, there is a higher degree of consumer engagement with watching an ad or interacting with an ad, and smart phone users expect more for their behavior. According to a Forrester Consulting study published June 2014, 67% of smartphone users agreed that if they have to see ads while using an app, they would want to be offered a reward, such as premium content or virtual currency, in exchange for watching or interacting with the ad. This is up from 59% in December 2012. Rewards programs influence consumer behavior and drive recurring revenue in other industries, including the consumer retail, hospitality and financial services industries. According to Colloquy in Feb 2015, U.S. consumers hold 3.3 billion memberships in customer loyalty programs - a 26% increase on 2013. That works out to be approximately 29 loyalty programs per household.

Intellectual Property

As of June 30, 2015, we have filed to protect our trademarks and patents to protect our technology, some of which have been granted, and some of which are currently pending.  We anticipate that there will be patent and other filings in the future.  We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

DraftDay.com

On September 8, 2015, the Company and its subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports. The DraftDay Business operates a daily fantasy sports website at DraftDay.com. The DraftDay.com Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions. The DraftDay Business has paid out more than $30 million in prize winnings since its inception.

In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 1,269,342 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234, which will be due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share. In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 84,633 shares of its Common Stock, (b) a promissory note in the amount of $15 due September 29, 215 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150,000 shares of its common stock and (ii) a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share. Accordingly, the Company issued a total of 1,353,975 shares of Common Stock in connection with the acquisition of the DraftDay Business. The Company contributed the assets of the DraftDay Business to DDGG, such that the Company now owns a total of 11,250,000 shares of DDGG common stock.

Special Committee

In the Company's Quarterly Report on Form 10-Q filed on May 11, 2015, the Company reported that its Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of the Company, or other possible transactions. This Special Committee has now been formed.

Employees

As of June 30, 2015, the Company had a total of 60 full-time employees.  Management considers its relationship with its employees to be good.

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

Our board of directors has formed a special committee of independent directors to explore strategic alternatives to enhance value. However, there can be no assurances that any transaction will occur, or if such a transaction does occur, the value of that transaction to our company or our stockholders.

Our board of directors has formed a special committee of independent directors to explore strategic alternatives to enhance value.  These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of our company, sale of all or some of our assets or other possible transactions. However, there can be no assurance that any such strategic transaction will occur. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to our company or our stockholders.

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.

The public market for our common stock has historically been volatile. Any future market price for our shares is likely to continue to be volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell shares of our common stock for a positive return on your investment.

We have a history of losses, expect future loses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $78,539 and $68,436 for the years ended June 30, 2015 and June 30, 2014, respectively. We have an accumulated deficit of approximately $367,360 as of June 30, 2015 and $288,821 as of June 30, 2014. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained in our annual report on Form 10-K for the fiscal year ended June 30, 2015 contained an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2015, had a working capital deficiency. We are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our Company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

Exercise of stock options and warrants and conversion of preferred stock will dilute your percentage of ownership and could cause our stock price to fall.

As of June 30, 2015, we have outstanding stock options and warrants to purchase 3,139,556 shares of common stock and unvested restricted stock units for 466,257 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 296,773 shares of common stock under our 2011 Executive

Incentive Plan, and our board of directors has approved an increase in the total number of shares made available under the 2011 Executive Incentive Plan. After the effective date of the increase, there will be a total of 2,796,773 shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. In addition, we currently have 10,000 shares of Series C Convertible Preferred Stock outstanding, which are convertible into 2,500,000 shares of common stock. We may also grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

If we fail to comply with the listing requirements of NASDAQ, we may be subject to delisting. As a result, our stock price may decline. If our shares of common stock were no longer listed on NASDAQ, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NASDAQ Capital Market under the symbol VGGL. If we fail to comply with NASDAQ's listing criteria, our stock may be delisted. NASDAQ's listing criteria require, among other things, that we maintain a share price of at least $1 per share. Failure to comply with these criteria could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions. As a result, an investor may find it more difficult to dispose of shares of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on NASDAQ. Any failure at any time to meet the continuing NASDAQ listing requirements could have an adverse impact on the value of and trading activity in our common stock.

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

Since a significant amount of our voting securities are controlled by our current insiders and their affiliates, you and our other non-management stockholders may not be able to affect the outcome in matters requiring stockholder approval.

As of September 15, 2015, approximately 8,624,735 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 34.7% of the total voting power. This includes 8,230,623 shares of our common stock held by an entity controlled by Mr. Sillerman. In addition, an entity controlled by Mr. Sillerman holds 10,000 shares of our Series C Convertible Preferred Stock, which are convertible into 2,500,000 shares of our common stock. In addition, Mr. Sillerman, entities controlled by him, and our other executive officers and directors hold options and warrants to purchase 2,339,124 shares of our common stock. If all of these options and warrants were exercised, and the Series C Convertible Stock were converted into common stock, Mr. Sillerman and our executive officers and directors would hold nearly a majority of our total voting power. As a result, Mr. Sillerman and current affiliates and insiders essentially have the ability to elect all of our directors and to approve any action requiring stockholder action, with the vote of only a very small number of other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to the shared services agreements described in Note 12 to the financial statements included in this Form 10-K. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Our Chief Revenue Officer, Kevin Arrix, was also recently appointed as Executive Vice President, Global Brand Partnerships of SFX. The employment agreement of Mr. Arrix was amended to provide that he each will devote his full-time best efforts and business time and attention to the Company, subject to also fulfilling his responsibilities to SFX. The terms of the sharing of Mr. Arrix's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Arrix also agrees that he will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX Entertainment. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

We entered into a Sales Agency Agreement with SFX pursuant to which SFX will exclusively represent us in the sale of advertising and sponsorships. If SFX is not able to generate sales of advertising and sponsorships on our behalf, our revenues and financial results could suffer.

We entered into a Sales Agency Agreement pursuant to which SFX will exclusively represent us in the sale of advertising and sponsorships. As part of the Sales Agency Agreement, we consented to SFX's hiring of 25 members of our sales team.  Pursuant to the Sales Agreement, the Company consents to SFX’s hiring of 25 members of the Company’s sales team. SFX agrees that it will maintain adequate staffing levels, generally consistent with staffing levels maintained by the Company prior to entering the agreement, for the Company’s sale of advertising and sponsorships. The Company will pay SFX a 25% commission on sales made by SFX. While reducing our headcount by 25 people should result in cost savings, if SFX is unable to generate sales of advertising and sponsorships at levels consistent with historical levels, our revenues may decline. While we can terminate the Sales Agency Agreement for any reason on 90 days notice, it may take us additional time to recruit a new sales team or to engage a new agent for our sales, in which case, our revenues could suffer.

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

We will still incur significant transaction and merger-related expenses in connection with our acquisition of Choose Digital.

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. On July 31, 2015, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that we will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668,445.26 on July 31, 2015; $532,422.66 on August 31, 2015; $527,678.14 on September 30, 2015; $523,979.51 on October 31, 2015; $520,956.90 on November 30, 2015; $517,134.99 on December 31, 2015; and $1,754,128.10 on January 29, 2016. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. If we fail to make one of these payments, AmossyKlein could seek to immediately enforce a judgment against us.

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

While we believe that a viable market exists for our products, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully in the section entitled “The Company's 12-Month Plan for its Business.”  In addition, as we grow our number of monthly active users, our rewards costs and capital requirements will increase.  We will need to increase our revenue per monthly active user in order to cover our rewards costs and to become profitable; there is no guarantee that we will be able to do so. Additionally, there is no guarantee that we will have sufficient resources to fund our rewards program, which will have a material adverse effect on our business and operations.  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through June 30, 2015, we have invalidated 222,998 accounts for suspicious activity of a total of 9,746,470 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2015, we had total debt outstanding of approximately $24,000. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in fiscal 2016 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

We made an investment in DraftDay Gaming Group, Inc., which operates a daily fantasy sports website. Companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator takes the position that DraftDay's business operates in violation of applicable laws, or if laws are changed, it could force DraftDay to cease operating in certain states or to change its business models in ways that could materially and negatively impact its business. Current regulations require that DraftDay operate in a manner that may result in financial risk.

At a U.S. federal level, Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) prohibits online gambling practices, but exempts fantasy sports, as long as they operate within certain parameters. The UIGEA specifically exempts fantasy sports games, educational games, or any online contest that "has an outcome that reflects the relative knowledge of the participants, or their skill at physical reaction or physical manipulation (but not chance), and, in the case of a fantasy or simulation sports game, has an outcome that is determined predominantly by accumulated statistical results of sporting events, including any non-participant's individual performances in such sporting events..." However, all prizing must be determined and announced in advance of the competition and cannot be influenced by the fees or number of participants. This creates financial risk because we must determine prizes for games in advance, and if we do not have enough paying players in a game to cover the amount of the prize for the game, we could experience significant losses.

Even if DraftDay operates in compliance with UIGEA, individual states can take more restrictive positions. In most U.S. states, fantasy sports currently is generally considered a game of skill and therefore not considered gambling. However, some states either use a more restrictive test of whether a game is one of skill or have specific laws outlawing pay-to-play fantasy sports. Therefore, DraftDay does not operate in Arizona, Iowa, Louisiana, Montana, Vermont or Washington. The regulatory environment for daily fantasy sports is evolving. Either the U.S. government or additional states could potentially pass laws or interpret their current laws in ways in a manner that would cause DraftDay to cease operating in those states, or to change the manner in which it operates. Any such change could materially and adversely affect DraftDay's business.

DraftDay competes against well-established competitors in the fantasy sports industry. If DraftDay's products do not achieve market acceptance, it may be unable to generate revenues, may experience significant losses, and may require additional capital to continue operations.

DraftDay competes with FanDuel and DraftKings, two established companies in the fantasy sports industry, as well as other competitors. Those competitors have already achieved a higher degree of market acceptance and have a large amount of resources to continue to expand their brands and competitive positions. Competing directly with these more established companies would require significant capital resources. In order to compete, DraftDay intends to establish marketing and white label relationships with various third parties. However, there can be no assurance that this strategy will be successful, that DraftDay will be able to establish any such white label or marketing relationships or, even if it does, that such relationships will be successful in competing against other competitors in the industry.

We own a significant but minority interest in DraftDay. DraftDay has a management services agreement with Sportech Racing, LLC pursuant to which Sportech provides management services to DraftDay. Having management services provided by a third party could create conflicts of interest and could cause DraftDay's management to less focused on the development of DraftDay's business.

DraftDay entered into a management services agreement with Sportech Racing, LLC. Under the agreement, Sportech is to manage the day-to-day operations of the company. The chief executive officer of DraftDay, Richard Roberts, is an employee of Sportech, and John Small, our Chief Financial Officer, will serve as the Chief Financial Officer of Sportech. Not having the full time and attention of the chief executive officer, chief financial officer or other individuals providing services to DraftDay could cause DraftDay's business results to suffer. In addition to Mr. Small, certain other of our employees will need to attend to the needs of DraftDay, which could divert their time and attention as well.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

19

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of June 30, 2015.

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

20

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

21

ITEM 4.	Mine Safety Disclosures

Not applicable.

22

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 25, 2014, our common stock trades on the NASDAQ Stock Market under the symbol "VGGL." Prior to April 25, 2014, our common stock was traded in the over the counter market and was quoted on the OTC QB Electronic Quotation Service.

The following table sets forth the high and low bid prices of our common stock during the fiscal years ended June 30, 2014 and 2015.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2014
First quarter	$62.40	$48.00
Second quarter	$55.20	$32.00
Third quarter	$52.00	$21.05
Fourth quarter	$21.00	$4.06
2015
First quarter	$4.90	$2.02
Second quarter	$4.18	$1.58
Third quarter	$3.31	$1.38
Fourth quarter	$3.76	$1.40

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

As of September 15, 2015, there were approximately 266 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2015 (amounts in thousands, except per share amounts).

1

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,648	$11.19	297
Equity compensation plans not approved by security holders (none)	—	—	—

(1) Includes 466,257 restricted shares, which are not currently vested, and there is no exercise price for such shares.

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

2

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

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 70 new articles, videos and galleries each day. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content.

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

From the launch of the Viggle App on January 25, 2012, and through June 30, 2015, 9,746,470 users have registered for Viggle, of which we have deactivated 222,998 for a total of 9,523,472 net registered users.  As of June 30, 2015, our members have checked-in to 503,699,171 TV programs and 189,530,826 songs and spent an average of 65 minutes and 11 seconds of active time within the Viggle App per session.  Over 1 millions users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of June 30, 2015, users have earned over 115 billion points, including 9.7 billion points through Viggle's new music service. As of June 30, 2015, users have redeemed approximately 64 billion points for a total of approximately 4.9 million rewards, for an average of 12,940 points per reward redemption. The total retail value of rewards redeemed through June 30, 2015 is approximately $26.4 million.

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

Wetpaint operates media properties that attracted approximately 10.9 million unique monthly users in June 2015 and have a combined social reach of approximately 9.6 million Facebook “likes” and followers on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and average unique monthly users of the Wetpaint media properties during a month. We define Active Reach as the amount of monthly active users for the Viggle App and the average cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the average cumulative number of times people have “followed” a Wetpaint account on Twitter during a month. For the three months ended June 30, 2015, the average Total Reach and Active Reach were approximately 23.6 million and 10.2 million, respectively.

Technology

The first version of the Viggle App was approved by Apple and launched to the public in the Apple iTunes App Store on January 25, 2012.  It has been updated periodically.  The approved version of the App works on Apple iOS devices such as the iPhone, iPad and iPod Touch. On June 27, 2012, we released a version of the App for use on Android smartphones and tablets. On July 15, 2014, we released a version of the App for use on devices running Windows Phone 8 and Windows 8. The most recent versions of the App include the ability to match music as well as TV, have improved navigation and visual design, and rely on Gracenote for audio content recognition.

There is no guarantee as to how effectively the technology will perform. We continuously test and update the App with a goal of improving overall performance and usability. In order to ensure the best user experience, Viggle requires a device operating system of iOS 7.1 or later for Apple devices or Android 4.0 or later for Android devices. It may become necessary to change the minimum required operating systems in the future.

We will consider adding or removing versions of the App for mobile operating systems based on demand and other business factors.  Distribution of the product will occur via regular online marketplaces for content and applications used by such mobile operating systems, and will include the Apple App Store for iOS devices, the Google Play Store for devices using the Android operating system, and the Windows Store for Windows Phone 8 and Windows 8 devices.

The back-end technology for our App has been designed to accommodate the significant numbers of simultaneous data requests required to support prime time television audiences.  This back-end technology has the capacity to support simultaneous traffic peaks around major television and music events such as the Super Bowl.  We use third-party cloud computing services from Amazon Web Services and Microsoft Azure to help us scale our capacity as efficiently as possible.

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

We protect our technology through seeking intellectual property protection. We currently have eleven active U.S. patents and we have more than ten additional pending non-provisional patent applications. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and harm our operating results.

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

According to a Forrester Consulting study published June 2014, 67% of smartphone users agreed that if they have to see ads while using an app, they would want to be offered a reward, such as premium content or virtual currency, in exchange for watching or interacting with the ad. Rewards programs influence consumer behavior and drive recurring revenue in other industries, including the consumer retail, hospitality and financial services industries. In 2013, according to Colloquy, the average household participated in 20 reward or loyalty programs.

DraftDay.com

On September 8, 2015, the Company and its subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports. The DraftDay Business operates a daily fantasy sports website at DraftDay.com. The DraftDay.com Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions. The DraftDay Business has paid out more than $30 million in prize winnings since its inception.

In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 1,269,342 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234, which will be due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share. In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 84,633 shares of its Common Stock, (b) a promissory note in the amount of $15 due September 29, 215 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150,000 shares of its common stock and (ii) a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share. Accordingly, the Company issued a total of 1,353,975 shares of Common Stock in connection with the acquisition of the DraftDay Business. The Company contributed the assets of the DraftDay Business to DDGG, such that the Company now owns a total of 11,250,000 shares of DDGG common stock.

In addition, on September 8, 2015, DDGG entered into an agreement with Sportech Racing, LLC (“Sportech”) pursuant to which Sportech agreed to provide certain management services to DDGG in exchange for 9,000,000 shares of DDGG common stock.

As a result of the transactions described above, the Company owns a total of 11,250,000 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech Racing, owns 9,000,000 shares of DDGG common stock, MGT Sports owns 2,550,000 shares of DDGG common stock and an additional third party owns 150,000 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 and an additional third party holds a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share.

Special Committee

In the Company's Quarterly Report on Form 10-Q filed on May 11, 2015, the Company reported that its Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of the Company, or other possible transactions. This Special Committee has now been formed.

Going Concern
Our Consolidated Financial Statements as of June 30, 2015, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful, and therefore there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations for the Years Ended June 30, 2015 and 2014 (amounts in thousands)

	Year Ended June 30, 2015	Year Ended June 30, 2014	Variance
Revenues	$25,526	$17,985	$7,541
Cost of watchpoints and engagement points	(9,574)	(2,310)	(7,264)
Selling, general and administrative expenses	(92,360)	(81,534)	(10,826)
Operating loss	(76,408)	(65,859)	(10,549)
Other income expense:
Other income, net	6	320	(314)
Interest expense, net	(2,050)	(2,805)	755
Total other expense	(2,044)	(2,485)	441
Net loss before provision for income taxes	(78,452)	(68,344)	(10,108)
Income tax expense	(87)	(92)	5
Net loss	$(78,539)	$(68,436)	$(10,103)

Consolidated Operating Results for the Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenues

Operating revenue for the year ended June 30, 2015 increased to $25.5 million from $18.0 million for the year ended June 30, 2014. The increase was primarily from increased barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the year ended June 30, 2015 was $9.6 million, an increase of $7.3 million from the prior year. Such costs relate to the cost of Viggle reward points earned by users of the App for checking-in to shows and engaging with advertising content.  The increase was primarily due to an increase in reward points earned by users of the App. The increase is was also due to adjustments in the prior year reducing the reward points liability by $2.4 million related to a change in estimate of the average cost per point earned for users of the App and by $2.3 million related to the Company's estimate of breakage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $92.4 million for the year ended June 30, 2015, an increase of $10.8 million from the prior year. The increase was primarily due to increases of:

•	$10.4 million of marketing costs;

•	$1.9 million of technology related costs;

•	$4.3 million related to an increase in contingent consideration for acquisitions;

•	$0.3 million of professional fees;

•	$2.1 million related to the write off of certain intangible assets related to the acquisition of Choose Digital partially offset by decreases of:

•	$4.3 million of stock based compensation costs;

•	$4.3 million of personnel related costs.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At June 30, 2015 and 2014, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the year ended June 30, 2015, the Company recorded an income tax provision of $0.1 million to reflect tax amortization of the Company's goodwill.

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

Reconciliation of rewards cost to adjusted rewards cost and Selling, general and administrative expenses to adjusted Selling, general and administrative expenses (amounts in thousands)	Year ended June 30, 2015	Year ended June 30, 2014
Cost of watchpoints and engagement points as reported	$(9,574)	$(2,310)
Adjustment to cost of watchpoints and engagement points	3,090	(2,594)
Adjusted cost of watchpoints and engagement points	$(6,484)	$(4,904)

Selling, general and administrative expenses as reported	(92,360)	$(81,534)
Adjustment to Selling, general and administrative expenses	5,587	(283)
Adjusted Selling, general and administrative expenses	$(86,773)	$(81,817)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)	Year ended June 30, 2015	Year ended June 30, 2014
Operating loss as reported	$(76,408)	$(65,859)
Add:
Stock compensation costs	32,439	36,704
Adjustment to cost of watchpoints and engagement points	3,090	(2,594)
Adjustment to Selling, general and administrative expenses	5,587	(1,459)
Depreciation and amortization costs	6,040	5,894
Adjusted EBITDA *	$(29,252)	$(27,314)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time Selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources

Cash

At June 30, 2015 and 2014, we had cash balances of $4.2 million and $0.01 million, respectively.

Available Line of Credit

As of June 30, 2015, the Company had $7.0 million available under its lines of credit.

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

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on Form 10-K. We do not warrant or guarantee the foregoing. Our June 30, 2015 financial statements contain a going concern emphasis in our audit opinion.

Our current plan will require capital of approximately $18,000 over the next 12-month period to cover the fixed expenses and capital needs of our Company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on Form 10-K, we have $4,425 available to draw on our credit lines to fund our operations. In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $13,575 in new capital. We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and virtual rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue suggests that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our Company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the Years Ended June 30, 2015 and 2014 (amounts in thousands)

Description	Year Ended June 30, 2015	Year Ended June 30, 2014
Net cash used in operating activities	$(30,695)	$(33,563)
Net cash (used in) provided by investing activities	$(1,164)	$864
Net cash provided by financing activities	$36,069	$31,347

Operating Activities

Cash used in operating activities was $30.7 million for the year ended June 30, 2015. This included a net loss of $78.5 million, partially offset by non-cash, share based compensation of $32.4 million, $4.7 million of net changes in operating assets and liabilities, $6.0 million of depreciation and amortization, $2.2 million of a loss from contingent consideration related to acquisitions, and $2.1 million related to the write-off of certain intangible assets related to Choose Digital.

Investing Activities

Cash used in investing activities was $1.2 million for the year ended June 30, 2015. The primary components consisted of $0.1 million used for the purchase of property and equipment and $1.1 million used for capitalized software costs.

Financing Activities

Cash provided by financing activities was $36.1 million for the year ended June 30, 2015. This amount consisted primarily of $12.5 million of net proceeds from the Company's offerings of common stock, $9.0 million of net proceeds from loans, and $10.0 million from the sale of Class C Convertible Redeemable Preferred Stock and $5 million from release of restricted cash.

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

The Company recognized barter revenue and barter expense for the year ended June 30, 2015 of $12,512 and $12,512, respectively. The Company recognized barter revenue and barter expense for the year ended June 30, 2014 of $4,640 and $4,640, respectively.

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

There were no impairments of goodwill during the year ended June 30, 2015 as the fair value of the reporting unit exceeded its carrying amount.

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

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 4, Acquisitions in the accompanying Consolidated Financial Statements for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015, the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,086 and is included in Selling, general and administrative costs in the accompanying Consolidated Statements of Operations. There were no other impairments of long-lived assets during the year ended June 30, 2015 or 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,006 and $5,244, as of June 30, 2015 and June 30, 2014, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Viggle Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Viggle Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Viggle Inc. (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viggle Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and at June 30, 2015 has a deficiency in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY
September 21, 2015

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$4,217	$7
Accounts receivable (net of allowance for doubtful accounts of $95 at June 30, 2015 and 2014)	4,119	3,962
Prepaid expenses	633	949
Other receivables	661	80
Restricted cash	—	5,000
Total current assets	9,630	9,998
Restricted cash	695	700
Property & equipment, net	2,448	2,613
Intangible assets, net	21,313	28,810
Goodwill	35,833	36,627
Other assets	310	351
Total assets	$70,229	$79,099

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$9,497	$7,810
Reward points payable	9,029	4,927
Contingent consideration liability	4,792	4,792
Common stock warrant liability	10	15
Deferred revenue	593	911
Current portion of loans payable	1,575	15,000
Total current liabilities	25,496	33,455
Loans payable, less current portion	22,516	—
Deferred revenue	3,854	4,354
Other long-term liabilities	2,216	1,488
Total liabilities	54,082	39,297
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of June 30, 2015 and 2014	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 10,000 and -0- shares as of June 30, 2015 and 2014, respectively	11,815	—
Commitments and contingencies - see note 8
Stockholders' equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of June 30, 2015 and 2014	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 23,383,125 and 15,743,541 shares as of June 30, 2015 and 2014, respectively	23	16
Additional paid-in-capital	383,585	340,163
Treasury stock, 215,164 and 211,414 shares at June 30, 2015 and 2014, respectively	(11,916)	(11,556)
Accumulated deficit	(367,360)	(288,821)
Total stockholders' equity	4,332	39,802
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$70,229	$79,099
See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended June 30, 2015	Year Ended June 30, 2014
Revenues	$25,526	$17,985
Cost of watchpoints and engagement points	(9,574)	(2,310)
Selling, general and administrative expenses	(92,360)	(81,534)
Operating loss	(76,408)	(65,859)

Other expense:
Other income, net	6	320
Interest expense, net	(2,050)	(2,805)
Total other expense	(2,044)	(2,485)

Net loss before provision for income taxes	(78,452)	(68,344)

Income tax expense	(87)	(92)

Net loss	(78,539)	(68,436)

Accretion of Convertible Redeemable Preferred Stock	135	352

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(468)	—

Net loss attributable to common stockholders	$(78,872)	$(68,084)

Net loss per common share attributable to common stockholders - basic and diluted	$(4.71)	$(21.02)

Weighted average common shares outstanding - basic and diluted	16,741,855	3,239,598

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Due from Executive Officer	Accumulated Deficit	Total
Balance June 30, 2013	$1	$—	$186,567	$—	$(3,561)	$(220,385)	$(37,378)
Net loss						(68,436)	(68,436)
Compensation charge for warrants issued in connection with borrowings on line of credit			3,810				3,810
Preferred stock issued in exchange for $20M 8% Note and common shares		2,793	2,580	(5,736)			(363)
Preferred stock issued in exchange for common shares and warrants		1,204	(13,843)	(1,905)			(14,544)
Rescission of shares in exchange for warrants			3,450	(3,450)			—
Stock compensation expense in connection with issuance of preferred stock in exchange for convertible note, common shares and warrants			6,259				6,259
Extinguishment of embedded derivative within convertible debt			3,854				3,854
Extinguishment of a portion of common stock warrant liability			92				92
Common shares issued for wetpaint acquisition	1		31,553				31,554
Common shares issued for Dijit acquisition			2,809				2,809
Common shares issued for Choose Digital acquisition	2		8,048				8,050
Exchange of Class A and Class B Preferred Stock for common stock	7	(3,997)	41,628				37,638
Common stock offering	4		31,808				31,812
Common stock issued in connection with anti-dilution provisions for Wetpaint and Dijit acquisitions	1		4,561				4,562
Purchase of common shares from former officer				(465)			(465)
Interest income on note receivable from Executive Officer					(85)		(85)
Payment of note receivable from Officer					3,646		3,646
Interest income on note receivable from shareholders			(1)				(1)
Accretion of Series A Convertible Redeemable Preferred Stock			352				352
Employee stock options-share based compensation			7,014				7,014
Restricted stock-share based compensation			19,622				19,622
Balance June 30, 2014	$16	$—	$340,163	$(11,556)	$—	$(288,821)	$39,802
Net loss						(78,539)	(78,539)
Purchase of common shares from former officer				(360)			(360)
Accretion of Series C Convertible Redeemable Preferred Stock			135				135
Undeclared Series C Preferred Stock Dividend			(468)				(468)
Common stock offerings	6		12,453				12,459
Common stock issued for services			208				208
Common stock issued in settlement of Blue Spike litigation			139				139
Share based compensation in connection with Securities Purchase Agreement			2,657				2,657
Restricted stock - share based compensation	1		24,648				24,649
Employee stock options share based compensation			3,650				3,650
Balance June 30, 2015	$23	$—	$383,585	$(11,916)	$—	$(367,360)	$4,332

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30, 2015	Year Ended June 30, 2014
Operating activities:
Net loss	$(78,539)	$(68,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	24,649	19,622
Employee stock options - share based compensation	3,650	7,014
Share based compensation in connection with securities purchase agreement	4,140	—
Write-off of certain intangible assets related to Choose Digital	2,086	—
Stock issued for services	208	—
Stock issued in settlement of litigation	139	—
Stock compensation in connection with line of credit borrowing	—	3,810
Compensation charge in connection with issuance of preferred stock in exchange for $20M 8% Note, common shares and warrants	—	6,259
Interest expense related to November 25, 2013 PIPE Exchange	—	1,231
Decrease in fair value of convertible debt embedded derivative	—	(16)
Decrease in fair value of common stock warrants	(5)	(428)
Increase (decrease) in fair value of contingent consideration related to acquisitions	2,222	(2,064)
Accretion of note discount	115	—
Depreciation and amortization	6,040	5,914
Interest income on notes receivable from shareholders and officer	—	(86)
Changes in operating assets and liabilities:
Accounts receivable	(157)	(385)
Other receivables	(581)	156
Prepaid expenses	316	138
Restricted cash	—	—
Other assets	41	(194)
Deferred revenue	(818)	4,865
Accounts payable and accrued expenses	1,737	(8,179)
Reward points payable	4,102	(3,009)
Other	(40)	225
Net cash used in operating activities	(30,695)	(33,563)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,433)
Purchase of property and equipment	(113)	(225)
Capitalized software costs	(1,051)	(1,124)
Repayment of Recapitalization Note from Executive Officer	—	3,646
Net cash (used in) provided by investing activities	(1,164)	864
Financing activities:
Issuance of common stock and warrants for cash	12,459	31,812
Proceeds from loans	35,975	27,500
Repayments on loans	(27,000)	(22,500)
Sale of Class C Convertible Redeemable Preferred Stock	10,000	—
Purchase of common shares from former officer	(360)	(465)
Restricted cash	4,995	—
Term loan agreement security interest	—	(5,000)
Net cash provided by financing activities	36,069	31,347
Net increase (decrease) in cash	4,210	(1,352)
Cash at beginning of period	7	1,359
Cash at end of period	$4,217	$7
Supplemental cash flow information:
Cash paid during the year for interest	$999	$526
Non-Cash investing activities:
Landlord lease incentive build-out allowance	$449	$—
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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company's ability to continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful and therefore there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Through wetpaint.com, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 70 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the years ended June 30, 2015 and 2014 were not significant.

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

There were no impairments of goodwill during the year ended June 30, 2015 or 2014 as the fair value of the reporting unit exceeded its carrying amount.

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

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 4, Acquisitions for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015, the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,086 and is included in Selling, general and administrative costs in the accompanying Consolidated Statements of Operations. There were no other impairments of long-lived assets during the year ended June 30, 2015 or 2014.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,006 and $5,244 as of June 30, 2015 and June 30, 2014, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense for the year ended June 30, 2015 of $12,512 and $12,512, respectively. The Company recognized barter revenue and barter expense for the year ended June 30, 2014 of $4,640 and $4,640, respectively.

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

During the year ended June 30, 2014, the Company recorded an adjustment reducing its point liability by approximately $2,304 related to the Company's estimate of "breakage". Breakage relates to the amount of points the Company estimates will never be redeemed by users. During the year ended June 30, 2014, the Company determined that it had sufficient history and experience in order to properly estimate breakage. During the year ended June 30, 2014, the Company also recorded an adjustment reducing its point liability by approximately $2,400 related to a change in estimate of the average cost per point earned for users of the Viggle App. There were no such adjustments recorded during the year ended June 30, 2015.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the years ended June 30, 2015 and June 30, 2014 was $19,049 and $8,651, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates include, among others, fair value of financial assets and liabilities, net realizable values on long-lived assets, certain accrued expense accounts, and estimates related to stock-based compensation. The Company tested the percentage of users in the 90-day inactive that eventually reach the 1-year inactive by selecting the period from February 1, 2013 to May 2, 2013 and determined that 86% of those that were inactive for 90 days during that period eventually reached the 1 year of inactivity and their points expired. This rewards breakage percentage is consistent with the Company’s expectation and the overall behavior of the user base. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"). The standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter (July 1, 2016 for the Company), with early adoption permitted. The Company adopted ASU 2014-05 and it has been disclosed within the consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (July 1, 2018 for the Company). Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 improves certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have a material effect on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company believes the adoption of ASU 2015-02 will not have a material effect on its consolidated financial statements.

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

Pursuant to the terms of the acquisition agreement, if we completed a recapitalization on or before December 31, 2015, the stock consideration paid in the Acquisition would be adjusted such that (i) if upon giving effect to a recapitalization, the shares constituting such stock consideration collectively represented less than 13.17% of the total outstanding shares of our common stock on a fully diluted basis (subject to certain adjustments set forth in the merger agreement), we would issue to our stockholders that are former stockholders of Wetpaint (the “Wetpaint/Viggle Holders”) the additional number of shares of our common stock as is necessary such that the shares constituting the stock consideration, as so adjusted, represented 13.17% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time, and (ii) if upon giving effect to a recapitalization, the shares constituting the stock consideration collectively represented greater than 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement), then we will cancel such number of shares of our common stock constituting the stock consideration as is necessary such that the stock consideration , as so adjusted, valued at $6,100, collectively represented 17.55% of the total outstanding shares of our common stock on a fully-diluted basis (subject to certain adjustments set forth in the merger agreement) as of such time. In connection with the public offering and a recapitalization described below, on April 30, 2014, the Company issued approximately 700,000 shares of common stock and approximately 98,000 restricted stock units to the former shareholders of Wetpaint.

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

A summary of the fair value of consideration transferred for the Acquisition and the fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:	Amount
Shares of Viggle common stock and restricted stock units based on closing market price at issuance	$31,554
Cash paid to sellers	1,619
Contingent consideration	6,100
Total consideration transferred	39,273

Final allocation:
Goodwill	23,788
Intangible assets	19,009
Other assets	1,659
Total liabilities, including acquired accrued expenses	(5,183)
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

A summary of the fair value of consideration transferred for this acquisition and the estimated fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:	Amount
Shares of Viggle common stock and restricted stock units based on closing market price at issuance	$8,893
Cash paid at closing	782
Contingent consideration	2,570
Total consideration transferred	12,245

Final allocation:
Goodwill	6,921
Intangible assets	4,660
Other assets	1,033
Total liabilities, including acquired accrued expenses	(369)
$12,245

On June 24, 2015, the Company determined that the maximum amount of contingent consideration of $4,792 should be recorded. As such, the Company adjusted the original estimate of contingent consideration of $2,570 to $4,792. The increase of $2,222 is recorded as an expense and included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended June 30, 2015. In addition, at June 30, 2015, due to a shift in business operations and utilization of resources during the fourth quarter of 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital no longer had value (see Note 3, Summary of Significant Accounting Policies for further detail).

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

5.  Property and Equipment

Property and Equipment consists of the following:

Description	June 30, 2015	June 30, 2014

Leasehold Improvements	$2,893	$2,460
Furniture and Fixtures	588	592
Computer Equipment	458	726
Software	163	168
Total	4,102	3,946
Accumulated Depreciation and Amortization	(1,654)	(1,333)
Property and Equipment, net	$2,448	$2,613

Depreciation and amortization charges included in Selling, general and administrative expenses for the years ended June 30, 2015 and 2014 amounted to $716 and $695, respectively.

6.  Intangible Assets and Goodwill

Intangible assets consist of the following:

		June 30, 2015			June 30, 2014
	Amortization		Accumulated	Carrying		Accumulated	Carrying
Description	Period	Amount	Amortization	Value	Amount	Amortization	Value
Wetpaint technology	84 months	$10,600	$(2,336)	$8,264	$10,600	$(820)	$9,780
Wetpaint trademarks	360 months	5,800	(296)	5,504	5,800	(103)	5,697
Wetpaint customer relationships	60 months	2,000	(617)	1,383	2,000	(217)	1,783
Wetpaint non-compete agreements	36 months	609	(313)	296	609	(110)	499
Watchpoints technology	36 months	—	—	—	4,209	(3,859)	350
Dijit technology	84 months	1,820	(368)	1,452	1,820	(108)	1,712
Choose Digital intangible assets	84 months	—	—	—	5,797	(14)	5,783
Choose Digital licenses	60 months	1,740	(355)	1,385	—	—	—
Choose Digital software	60 months	550	(112)	438	—	—	—
Internally generated capitalized software	36 months	5,006	(2,733)	2,273	5,244	(2,364)	2,880
Other	various	326	(8)	318	333	(7)	326

Total		$28,451	$(7,138)	$21,313	$36,412	$(7,602)	$28,810

See Note 4, Acquisitions, for a discussion of intangible assets related to the Wetpaint and Choose Digital acquisitions. The change in the gross amount of intangibles related to the Choose Digital acquisition is a result of the finalization of the purchase price valuation during the year ended June 30, 2015.

Amortization of intangible assets included in Selling, general and administrative expenses for the years ended June 30, 2015 and 2014 amounted to $5,324 and $5,198, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30	Amount
2016	$4,806
2017	3,631
2018	2,925
2019	2,597
2020	1,967

The activity in the goodwill balance consists of the following:

Description	Amount
Balance at June 30, 2014	$36,627
Dijit final purchase price adjustment	303
Choose Digital final purchase price adjustment	(1,160)
Other	63
Balance at June 30, 2015	$35,833

7. Loans Payable

		Total	Outstanding Balances
Facility Name	Maturity Date	Facility Amount	June 30, 2015	June 30, 2014

Term Loan Agreement ("DB Line")	Retired	$15,000	$—	$15,000
Line of Credit Promissory Note (the "Note")	10/24/17	20,000	19,516	—
Unsecured Demand Loans (the "Loans")	On Demand	1,575	1,575	—
Line of Credit Grid Note (the "Grid Note")	12/31/16	10,000	3,000	—

Total Loans Payable			$24,091	$15,000

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

On December 13, 2013, the Company made a draw under the DB Line of $16,951, bringing the total draws to $26,951. The proceeds of this draw were used to repay amounts outstanding under the Company's previous Amended and Restated $25,000 Line of Credit. On December 19, 2013, the Company drew the remaining amount available under the DB Line of $3,049. The Company used the proceeds from the final draw on the DB Line to fund working capital requirements and for general corporate purposes.

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

Repayment of the DB Line was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, Sillerman Investment Company II LLC ("SIC II"), which was the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 125,000 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $80.00 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common shares which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.  The Company recorded compensation expense during the year ended June 30, 2013 of $5,559 related to the Guarantee Warrant issued to SIC II, as Mr. Sillerman's designee.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

Interest expense on the DB Line for the year ended June 30, 2015 was $185.

Line of Credit Promissory Note

On October 24, 2014, the Company and Sillerman Investment Company III LLC ("SIC III"), a company affiliated with Mr. Sillerman entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company (see Note 9, Stockholders' Equity, for a discussion of the remaining $10,000 of the Securities Purchase Agreement). The Company also agreed to issue to SIC III warrants to purchase 1,000,000 shares of the Company’s common stock. The Company issued warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of June 30, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at June 30, 2015, was $19,516, which includes accretion of the discount of $116 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued SIC III warrants to purchase 225,000 shares of the Company’s common stock. These warrants have an exercise price of $3.51, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500 under the Note, the Company issued SIC III warrants to purchase 775,000 shares of the Company's common stock. These warrants have an exercise price of $3.63, representing a price equal to 10% above the closing price of the Companys common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance. Stock compensation expense related to the issuances of warrants to SIC III was $2,049 during the year ended June 30, 2015.

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

Interest expense on the Note was $1,391 for the year ended June 30, 2015.

Unsecured Demand Loans

During the year ended June 30, 2015, Mr. Sillerman made the following demand loans (the "Loans") to the Company:

Date	Amount

December 19, 2014	$2,000
January 14, 2015	2,000
January 30, 2015	2,000
February 13, 2015	750
February 26, 2015	1,000
March 2, 2015	1,000
March 16, 2015	3,000
April 20, 2015	1,000
May 5, 2015	500
May 14, 2015	325

Total	$13,575

Each of the Loans bear interest at the rate of 12% per annum. Principal and interest due under the Loans shall be due and payable upon demand. The principal amount of the Loans may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loans to fund working capital requirements and for general corporate purposes.

As discussed in Note 9, Stockholders' Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at June 30, 2015 is $1,575.

Interest expense on the Loans was $306 for the year ended June 30, 2015.

Line of Credit Grid Note

On June 11, 2015, the Company and SIC IV entered into a Line of Credit Grid Note (the "Grid Note"). The Grid Note provides a right for the Company to request advances under the Grid Note from time to time in an aggregate amount of up to $10,000. The Grid Note bears interest at a rate of 12% per annum, payable in cash on the maturity of the Grid Note. From and after the occurrence and during the continuance of any event of default under the Grid Note, the interest rate is automatically increased to 14% per annum.

The Grid Note is not convertible into equity securities of the Company.

In order for the Company to make requests for advances under the Grid Note, the Company must have an interest coverage ratio equal to or greater than 1, unless SIC IV waives this requirement. The interest coverage ratio is calculated by dividing: (a) the Company’s net income for the measurement period, plus the Company’s interest expense for the measurement period, plus the Company’s tax expense for the measurement period, by (b) the Company’s interest expense for the measurement period, plus the amount of interest expense that would be payable on the amount of the requested draw for the twelve months following the request for the advance. The measurement period is the twelve months ended as of the last day of the last completed fiscal quarter prior to the request for the advance. The Company currently does not have an interest coverage ratio equal to or greater than 1, so advances would require the SIC IV to waive this requirement. In addition, in order to make requests for advances under the Grid Note, there can be no event of default under the Note at the time of the request for an advance, including that there has been no material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC IV.

On June 11, 2015 and June 24, 2015, the Company made requests for advances under the Grid Note, and SIC IV made advances to the Company in the amounts of $1,000 and $2,000, respectively.

The Grid Note matures on the first to occur of: (a) 12/31/2016 or (b) upon a “Change of Control Transaction.” A “Change of Control Transaction” includes (i) a sale of all or substantially all of the assets of the Company or (ii) the issuance by the Company of common stock that results in any “person” or “group” becoming the “beneficial owner” of a majority of the aggregate ordinary voting power represented by the Company’s issued and outstanding common stock (other than as a result of, or in connection with, any merger, acquisition, consolidation or other business combination in which the Company is the surviving entity following the consummation thereof), excluding transactions with affiliates of the Company.

If an event of default occurs under the Grid Note, SIC IV has the right to require the Company to repay all or any portion of the Grid Note.  An event of default is deemed to have occurred on: (i) the non-payment of any of the amounts due under the Grid Note within five (5) Business Days after the date such payment is due and payable; (ii) dissolution or liquidation, as applicable, of the Company; (iii) various bankruptcy or insolvency events shall have occurred, (iv) the inaccuracy in any material respect of any warranty, representation, statement, report or certificate the Company makes to Lender under the Note hereto; (v) the Company contests, disputes or challenges in any manner, whether in a judicial proceeding or otherwise, the validity or enforceability of any material provision in the Grid Note; or (vi) a material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC IV.

Interest expense on the Grid Note for the year ended June 30, 2015 was $10.

Related Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

8. Commitments and Contingencies

Operating Leases

The Company maintains operating leases for its corporate office and several satellite offices. There are no capital leases. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Total rent expense, net of sublease income, for the Company under operating leases recorded for the years ended June 30, 2015 and 2014 was $858 and $911, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows (amounts are shown net of contractual sublease income):

Years Ending June 30,	Amount
2016	$894
2017	877
2018	887
2019	709
2020	729
Thereafter	1,389
Total	$5,485

Litigation

On August 17, 2012, the Company was served with a patent infringement lawsuit filed on August 13, 2012 by Blue Spike, LLC ("Blue Spike") in the United States District Court for the Eastern District of Texas, Tyler Division (Civil Action No. 6:12-CV-526). The lawsuit claims patent infringement under U.S. Patent numbers 7,346,472, 7,660,700, 7,949,494, and 8,214,715 in connection with the Company's audio recognition technology. Blue Spike has commenced suits against numerous other companies involving the same patent family. The Company settled the lawsuit with Blue Spike on April 22, 2015, and issued 50,000 shares of common stock to Blue Spike in connection with the settlement, and based on a closing price of $2.77 on that date, such shares had a fair value of $139.

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

•	At June 30, 2015 and 2014, there were no shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock outstanding.
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

Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement discussed in Note 7, Loans Payable, SIC III acquired a total of 10,000 Shares of Series C Convertible Redeemable Preferred Stock for $10,000 as described below. The Company also agreed to issue to SIC III warrants to purchase a total of 500,000 shares of the Company’s common stock. The Company issued warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 of purchase price paid for the shares. The exercise price of the warrants was 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

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

On March 16, 2015, SIC III purchased 7,000 additional shares of Series C Convertible Redeemable Preferred Stock for $7,000. The shares of Series C Convertible Redeemable Preferred Stock were recorded in the accompanying consolidated balance sheet at its fair value as of the date of the purchase of March 16, 2015. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.78, which was 10% above the closing price of the Company's shares on the date prior to issuance.

In connection with the Securities Purchase Agreement, the Company recorded total stock compensation expense based on the fair value of the Series C Convertible Redeemable Preferred Stock and warrants of $2,091 during the year ended June 30, 2015.

In addition, the Series C Convertible Redeemable Preferred Stock is not classified as a component of stockholders' equity in the accompanying consolidated balance sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recored as an addition within the Series C Convertible Preferred Stock account in the amount of $468 for the year ended June 30, 2015.

Public Offerings of Common Stock

On April 30, 2014, the Company closed an underwritten public offering of 4,375,000 shares of its common stock at a price of $8.00 per share, resulting in approximately $31,800 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on April 24, 2014.

On May 28, 2015, the Company closed an underwritten public offering of 3,626,179 shares of its common stock at a price of $2.50 per share, resulting in approximately $8,442 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on May 12, 2015.

On June 30, 2015, the Company closed an underwritten public offering of 2,048,780 shares of its common stock at a price of $2.05 per share, resulting in approximately $3,878 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on May 12, 2015.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 3,750,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and June 30, 2015, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period. This information does not include RSUs granted as part of the acquisitions of Wetpaint and Choose Digital described in Note 4.

Description	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	396,370	$95.57
Granted	1,794,841	3.20
Vested	(1,512,496)	17.10
Forfeited and canceled	(212,458)	3.20
Nonvested at June 30, 2015	466,257	$41.00

Compensation expense related to restricted stock was $24,649 and $19,622 for the years ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was $12,967 in unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for year ended June 30, 2015:

Description	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at June 30, 2014	989,066	$30.09	9.44	$—
Granted	610,335	2.97	—	—
Exercised	(35,000)	2.33	—	27
Forfeited and canceled	(382,583)	47.75	—	4
Outstanding at June 30, 2015	1,181,818	11.19	8.97	15
Exercisable at June 30, 2015	818,097	$13.59	8.97	$—

The Company accounts for stock options based on the fair market value on the date of grant, with the resulting expense recognized over the requisite service period.  The fair value of each option award is estimated using the Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company's stock.  The risk-free interest rate is based on U.S. Treasury Notes with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of options granted during the years ended June 30, 2015 and 2014 were estimated based on the following weighted average assumptions:

Description	Year Ended June 30, 2015	Year Ended June 30, 2014
Expected volatility	80%	80%
Risk-free interest rate	1.82%	1.92%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.49
Estimated fair value per option granted	$2.11	$3.73

Compensation expense related to stock options of $3,650 and $7,014 is included in the accompanying Consolidated Statements of Operations in Selling, general and administrative expenses for the years ended June 30, 2015 and 2014, respectively. As of June 30 2015, there was approximately $1,173 of unrecognized stock-based compensation cost related to stock options, which will generally be recognized over a four year period.

11.  Income Taxes

For the years ended June 30, 2015 and 2014, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At June 30, 2015 the Company has a Net Operating Loss carryforward of $164.5 million, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of June 30, 2015 and 2014. Income tax expense for the years ended June 30, 2015 and 2014 was $87 and $92, respectively.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Description	Year Ended June 30, 2015	Year Ended June 30, 2014
Statutory U.S. federal tax rate	35.00%	35.00%
State and local income taxes - net of federal benefit	10.37%	10.37%
Valuation allowance	(45.37)%	(45.37)%

Effective tax rate	—%	—%

The components of deferred taxes as of June 30, 2015, are as follows:

Deferred tax assets:	(in thousands)
Share based compensation	$86,546
Start-up expenditures	5,236
Other	1,881
Operating loss carryforward	71,616
Depreciation and amortization	1,780
Total deferred tax assets	167,059
Deferred tax liabilities:
Depreciation and amortization	(8,805)
Valuation allowance	(158,509)
Deferred tax liability, net	$(255)

The components of deferred taxes as of June 30, 2014, are as follows:

Deferred tax assets:	(in thousands)
Share based compensation	$71,848
Start-up expenditures	5,674
Other	1,816
Operating loss carryforward	40,679
Depreciation and amortization	1,625
Total deferred tax asset	121,642
Deferred tax liabilities:
Depreciation and amortization	(668)
Valuation allowance	(121,136)
Deferred tax liability, net	$(162)

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

12.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the years ended June 30, 2015 and June 30, 2014, the Company billed Circle $27 and $73, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2015 and June 30, 2014 was $113 and $86, respectively.

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

For the years ended June 30, 2015 and 2014, the Company billed SFX $978 and $398, net of amounts billed by SFX to the Company, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of June 30, 2015 and June 30, 2014 was $146 and $0, respectively.

Certain Company accounting personnel provided personal accounting services to Mr. Sillerman.  To the extent that such services were rendered, Mr. Sillerman reimbursed the Company.  For the year ended June 30, 2014, the Company billed Mr. Sillerman $7.  The balance due from Mr. Sillerman as of June 30, 2014 was $6. No such services were provided during the year ended June 30, 2015.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the year ended June 30, 2015, the Company was billed $471 in connection with the Sales Agreement.

The Sales Agreement has a three-year term, and can be terminated by the Company on 90 days’ notice.

Advertising Revenue

During the year ended June 30, 2015, the Company provided certain advertising and related services to SFX and its subsidiaries. The total amount of net revenue was $487 and such amount was due from SFX at June 30, 2015.

Marketing Expense

During the year ended June 30, 2015, SFX, and certain subsidiaries of SFX, provided certain marketing and related services to the Company. The total amount of marketing expense was $490 and such amount was due to SFX at June 30, 2015.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of ten years. The amount was deferred and is being amortized over the ten year period. For the years ended June 30, 2015 and 2014, the Company recognized $500 and $146, respectively, of revenue related to this agreement.

Loans Payable and Stockholders' Equity Transactions

See Note 7, Loans Payable, and Note 9, Stockholders' Equity for a description of certain loans and equity transactions with related parties.

Recapitalization Note

In Fiscal 2011, Mr. Sillerman (and his spouse and entities controlled by him), executed a promissory note in accordance with his subscription agreement for the payment of the purchase price of certain shares of common stock, in the amount of $3,242.  The note was an unsecured five-year note with interest accruing at the annual rate equal to the long-term Applicable Federal Rate in effect as of the date of the Recapitalization Agreement (which was 4.15% per annum).  Interest income recorded on this note for the year ended June 30, 2014 was $85. The Recapitalization Note was repaid by Mr. Sillerman on February 16, 2014.

Related Approvals

Because the above transactions were subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors approved each of these transactions.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440.00 and is exercisable into 1 share of common stock at a price of $640.00 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges described in Note 9, Stockholders' Equity, the exercise price of the Warrants was reset to $92.00 on September 16, 2013. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. As described in Note 7, Loans Payable, 6,818 warrants were exchanged on September 16, 2013. The remaining 14,545 warrants were marked to market as of June 30, 2015 and 2014 to a fair value of $10 and $15, respectively. The Company recorded gains of $5 and $305 to other income, net in the Consolidated Statements of Operations for the years ended June 30, 2015 and June 30, 2014, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of June 30, 2015, due to the Company's intention to retire a significant portion of these warrants in a future round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $2,570. As of June 30, 2015, the fair value of such contingent consideration was estimated to be $4,792. Therefore, the Company recorded an expense of $2,222 to Selling, general and administrative expense in the accompanying Consolidated Statements of Operations for the year ended June 30, 2015. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs
(level 3):

Description	Amount
Balance at June 30, 2013	$4,313
Additions to Level 3	9,196
Gains for the period	(2,508)
Extinguishments	(8,416)
Balance at June 30, 2014	2,585

Additions to Level 3	—
Expense for the period	2,222
Gains for the period	(5)
Balance at June 30, 2015	$4,802

14. Subsequent Events

DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 1,269,342 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234, which will be due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share.

In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 84,633 shares of its Common Stock, (b) a promissory note in the amount of $15,625 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150,000 shares of its common stock and (ii) a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share.

Accordingly, the Company issued a total of 1,353,975 shares of Common Stock in connection with the acquisition of the DraftDay Business.

The Company contributed the assets of the DraftDay Business to DDGG, such that the Company now owns a total of 11,250,000 shares of DDGG common stock.

The Asset Purchase Agreement contains customary representations, warranties and covenants of MGT Capital and MGT Sports. In addition, on September 8, 2015, DDGG entered into an agreement with Sportech Racing, LLC (“Sportech”) pursuant to which Sportech agreed to provide certain management services to DDGG in exchange for 9,000,000 shares of DDGG common stock.
As a result of the transactions described above, the Company owns a total of 11,250,000 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000,000 shares of DDGG common stock, MGT Sports owns 2,550,000 shares of DDGG common stock and an additional third party owns 150,000 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 and an additional third party holds a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share.   On September 8, 2015, the various stockholders of DDGG entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement provides that all stockholders will vote their shares of DDGG common stock for a Board comprised of three members, two of which will be designated by the Company and one of which will be designated by Sportech.  Mr. Sillerman will serve as the Chairman of DDGG. The Stockholders Agreement also provides customary rights of first refusal for the various stockholders, as well as customary co-sale, drag along and preemptive rights.

As a result of the transactions described herein, the Company has issued promissory notes in the aggregate principal amount of $250 due September 29, 2015 and in the aggregate principal amount of $2,000 due September 8, 2015.  All such notes bear interest at a rate of 5% per annum.

Sales Agency Agreement
On January 22, 2015, Viggle Inc. (the “Company”) entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX”), a subsidiary of SFX Entertainment, Inc., pursuant to which the Company appointed SFX as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX’s hiring of 25 members of the Company’s sales team, and SFX agreed that it would sell advertising and sponsorships on behalf of Viggle during the term of the Sales Agreement. The parties have agreed to terminate the Sales Agreement effective as of September 22, 2015, and the Company plans to hire eight members of the SFX sales team as of that date.

Forbearance Agreement

In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. Such amount is accrued in the accompanying Consolidated Balance Sheets as of June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015;$524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $252 of interest. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments.

Line of Credit Draws
As discussed in Note 7, Loans Payable, on June 11, 2015, SIC IV agreed to provide a Line of Credit Grid Note to the Company of up to $10,000 (the “Grid Note”). On September 15, 2015, the Company borrowed an additional $1,000 under the Grid Note. On August 31, 2015, the Company borrowed an additional $2,000 under the Grid Note. On July 31, 2015, the Company borrowed an additional $1,000 under the Grid Note. The Company previously made one repayment of $1,425 under the Grid Note. As of the filing of this Form 10-K, the balance of the Grid Note is $5,575.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

2. The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework (2013). Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2015 was effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Sales Agency Agreement

On January 22, 2015, Viggle Inc. (the “Company”) entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX”), a subsidiary of SFX Entertainment, Inc., pursuant to which the Company appointed SFX as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX’s hiring of 25 members of the Company’s sales team, and SFX agreed that it would sell advertising and sponsorships on behalf of Viggle during the term of the Sales Agreement. The parties have agreed to terminate the Sales Agreement as of September 22, 2015, and the Company plans to hire eight members of the SFX sales team as of that date.

Director Compensation

The Company pays non-employee directors for all compensation in either stock options or restricted stock units in lieu of cash, and prices all grants of options and restricted stock units on the date granted. On September 16, 2015, the Company made grants of restricted stock units to each of its non-employee directors for their service on the Company's Board for the quarters ended March 31, 2015 and June 30, 2015. Accordingly, on September 16, 2015, the Company issued restricted stock units, which immediately vested to the non-employee directors in the following amounts: Peter Horan, 29,371, Michael Meyer, 33,217, John Miller, 32,517 and Birame Sock, 28,322.

Officer Compensation

The Company increased the base salary of John Small, the Company's Chief Financial Officer, to $300, retroactively to July 13, 2015.

Mr. Small will serve as the Chief Financial Officer of DraftDay Gaming Group, Inc.

Line of Credit Draws

On June 11, 2015, Sillerman Investment Company IV, LLC., an affiliate of Robert F.X. Sillerman, our Executive Chairman and Chief Executive Officer of the Company, agreed to provide a Line of Credit to the Company of up to $10,000 (the “Line of Credit”). On September 15, 2015, the Company borrowed an additional $1,000 under the Line of Credit. On August 31, 2015, the Company borrowed an additional $2,000 under the Line of Credit. On July 31, 2015, the Company borrowed an additional $1,000 under the Line of Credit. The Company previously made one payment of $1,425 under the Line of Credit. There is $5.575 million in debt currently outstanding under the Line of Credit. The terms of the Line of Credit are set forth in a Form 8-K filed by the Company on June 12, 2015, and are hereby incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Viggle Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2015:

Name	Age	Position
Robert F.X. Sillerman	67	Director, Executive Chairman, Chief Executive Officer
Mitchell J. Nelson	67	Director, Executive Vice President, Secretary
Gregory Consiglio*	49	President and Chief Operating Officer
Peter Horan	60	Director
Michael J. Meyer	50	Director
John D. Miller	70	Director
Birame Sock	39	Director
John Small	47	Chief Financial Officer
Kevin Arrix	45	Chief Revenue Officer

* Mr. Consiglio resigned from his positions with the Company effective as of June 30, 2015.

Robert F.X. Sillerman was elected a Director of the Company and Executive Chairman of the Board of Directors effective as of the closing of the recapitalization in February 2011 and Chief Executive Officer, effective June 19, 2012. He is also Executive Chairman and Chief Executive Officer of SFX, a company in the Electronic Dance Music area. Between January 10, 2008 and December 31, 2012, Mr. Sillerman served as Chairman and Chief Executive Officer of Circle Entertainment Inc., where he remains as a director.  Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of the former SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

Peter C. Horan was appointed as a Non-Executive Board Member of the Company on February 15, 2011.  On August 4, 2015, Mr. Horan was appointed as the Lead Independent Director or the Company's Board. Mr. Horan is currently the Executive Chairman of Halogen Network, a next generation digital media company, a position he has held since February 2010. Mr. Horan currently serves on the Board of Directors of Tree.com, Inc.  Mr. Horan has served as CEO of many internet companies, including Goodmail Systems, Inc. from 2008 to 2010.  Previously, Mr. Horan was CEO of IAC's Media and Advertising group from 2007 to 2008.  He was CEO of AllBusiness.com from 2005 to 2007.  As CEO of About.com from 2003 to 2005, Mr. Horan led the sale of the company to the New York Times Company. Mr. Horan was CEO of DevX.com from 2000 to 2003.  Previously at International Data Group, he served as Senior Vice President from 1991 until 2000, where he was also the publisher of their flagship publication Computerworld.  He held senior account management roles at leading advertising agencies including BBD&O and Ogilvy & Mather.  Mr. Horan was selected as a director because the Board of Directors believes that his technology, internet and advertising experience will benefit the Company.

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

Mitchell J. Nelson was appointed Director, Executive Vice President, General Counsel, and Secretary effective as of the closing of the Recapitalization. He stepped down as General Counsel effective April 16, 2013, but remains a Director and the Company's Executive Vice President and Secretary. Mr. Nelson also serves as Executive Vice President, General Counsel and Secretary of Circle Entertainment, Inc., having served in such capacity since January 2008, and served as President of its wholly-owned subsidiary, FX Luxury Las Vegas I, LLC which was reorganized in bankruptcy in 2010.  He has been a Senior Legal Advisor to SFX since January 1, 2012. He also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invested in United States-based real estate securities, from 1994 to 2008, as Senior Vice President, Corporate Affairs for Flag Luxury Properties, LLC from 2003.  Prior to 2008, Mr. Nelson served as counsel to various law firms, having started his career in 1973 at the firm of Wien, Malkin & Bettex.  At Wien, Malkin & Bettex, which he left in 1992, he became a senior partner with supervisory responsibility for various commercial real estate properties. Mr. Nelson is an Adjunct Assistant Professor of Real Estate Development at Columbia University.  He was a director of The Merchants Bank of New York and its holding company until its merger with Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.  The Board has selected Mr. Nelson as a director because it believes his legal and business experience will benefit the Company.

Birame Sock was appointed as a Non-Executive Board Member of the Company on February 12, 2013. Ms. Sock is the founder of a new startup, Flyscan, a real-time interactive mobile marketing platform. She was the founder and CEO of Third Solutions, Inc., the leading digital receipts company, which she founded in 2007. In 2002, Ms. Sock founded Musicphone, a wireless entertainment company, which she led until its acquisition by Gracenote, Inc. in 2007. Ms. Sock served as a member of the Board of Directors of CKX Inc. from 2005 until 2006, when she became a consultant for CKX Inc. and affiliated companies. Ms. Sock attended the University of Miami, where she studied computer science and broadcasting. The Board of Directors selected Ms. Sock as a director because it believes her experience in technology and consumer marketing will benefit the Company

Gregory Consiglio, the Company's former President, joined the Company in May 2011 as Head of Business Development, and was named President and Chief Operating Officer in October 2012. On January 22, 2015, Mr. Consiglio was appointed as President and Chief Operating Officer of SFX, a position he held until July of 2015, when he was appointed as President and Chief Executive Officer of Beatport, a subsidiary of SFX. Mr. Consiglio continued to hold his position of President and Chief Operating Officer of the Company until June30, 2015, at which time he resigned from his position with the Company. Prior to joining the Company, Mr. Consiglio was Executive Vice President of Business Development at Ticketmaster, where he oversaw teams responsible for new business initiatives including online affiliate sales and marketing, online sponsorships, advertising sales, third party alliances, resale sponsorships, and the creation and management of new revenue streams beyond ticketing. In 2006, prior to joining Ticketmaster, Mr. Consiglio led Corporate Development for GoFish, an online video network, and was the CEO of Wellness Solutions International, a provider of online sales and marketing systems to the direct sales industry. Previously he spent seven years at America Online serving in a variety of business development and operating roles including Managing Director, AOL Asia based in Hong Kong, China. Greg left AOL in 2003 as Senior Vice President, overseeing International Operations and Business Development. His early career included roles in the consulting practice of KPMG and government affairs for Nortel and advising companies on new market development strategies. The Nominating Committee of the Company’s Board of Directors intends to nominate Mr. Consiglio to become a member of the Company’s Board of Directors at the Company’s next annual stockholders meeting.

John Small was named as the Company's Head of Corporate Strategy and Development in August 2011 and then as Chief Financial Officer and Principal Accounting Officer in September 2012. Mr. Small will also serve as the Chief Financial Officer of DraftDay Gaming Group, Inc. Mr. Small came to the Company after serving as a Senior Asset Manager for GLG Partners from April 2000 until August 2011. At GLG Partners, Mr. Small was responsible for TMT and Renewable Energy positions. John Small is on the Board of Directors of ViSole, and has previously served on the Boards of Directors of Loyalty Alliance, Infinia Corporation, PayEaseCorporation, New Millenium Solar Equipment Co., and ShortList Media Ltd.

Kevin Arrix serves as the Company's Chief Revenue Officer.  In January of 2015, Mr. Arrix also appointed as Executive Vice President of Global Brand Partnerships of SFX Entertainment, but he continues to hold his position of Chief Revenue Officer of the Company. Mr. Arrix joined Viggle Inc. after spending nine years as EVP, Digital Advertising at MTV Networks, where he was in charge of sales, operations, marketing and product development for various Viacom brands including MTV, Nickelodeon & Comedy Central. Prior to MTV Networks, Kevin held positions at CBS Sports Line and Turner Broadcasting.

Corporate Governance

Election of Directors

The Company's directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. The Company's bylaws provide that all elections for the Board of Directors will be decided by a plurality of the votes cast by the holders of shares entitled to vote.

Wetpaint Nomination Agreement

Pursuant to the merger agreement with Wetpaint, the Company entered into a nomination agreement, effective at the closing of the Wetpaint Acquisition, with certain former shareholders of wetpaint.com, inc. pursuant to which such holders were granted certain rights with respect to nominating a member of our Board of Directors or selecting a representative to attend all meetings of our Board of Directors in a nonvoting observer capacity. The former shareholders of wetpaint.com, inc. have not exercised these rights.

Director Independence

The Company's Board of Directors determined that Peter C. Horan, Michael Meyer, John D. Miller and Birame N. Sock satisfy the criteria for independence under applicable Nasdaq rules and SEC rules for independence of directors and committee members.

Board Committees

The following chart sets forth the membership of each Board of Directors committee as of June 30, 2015:

Committee	Members
Audit Committee	Michael Meyer (Chair) Peter C. Horan John D. Miller
Compensation Committee	John D. Miller (Chair) Peter C. Horan
Nominating and Corporate Governance Committee	John D. Miller (Chair) Birame Sock

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has adopted a written charter, a copy of which is available at our website, www.viggle.com.  The current members of the Nominating and Corporate Governance Committee are Mr. Miller (Chair) and Birame Sock.

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

Lead Independent Director

On August 4, 2015, the Company’s Board determined that it was in the best interest of the Company and its shareholders to designate an independent director to serve in a lead capacity.  The Board appointed Peter Horan as Lead Director. The Lead Director’s responsibilities shall include, but are not limited to: (i) reviewing Board meeting agendas to ensure that topics deemed important by the independent directors are included in Board discussions; (ii) calling meetings of the independent directors; (iii) serving as chairman of the executive sessions of the Board’s independent directors; (iv) serving as principal liaison between the independent directors and the Company’s Executive Chairman and/or Company management on sensitive issues; and (v) performing such other duties as the Board may determine.

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

During the last fiscal year, none of our executive officers served as:

•a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our compensation committee;

•a director of another entity, one of whose executive officers served on our compensation committee; and

•a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

Section 16(a) Beneficial ownership Reporting Compliance

Mr. Arrix made one trade of 12,000 shares on June 5, 2015 which was reported on June 11, 2015. On March 16, SIC III acquired shares of Series C Preferred Stock and warrants to acquire shares of common stock in a transaction exempt from the provisions of Section 16(b) pursuant to Rule 16b-3 promulgated thereunder. Both Mr. Sillerman and SIC III report that acquisition, but reported it one day late due to a technical issue with filing.

ITEM 11.	EXECUTIVE COMPENSATION (amounts in thousands)

2015 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013 by our Chief Executive Officer, and the other two most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended June 30, 2015. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10 annually.

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards (2)		Option Awards (3)	All Other Compensation	Total
Robert F.X. Sillerman (1)	2015	$—	(4)	$250	$622	(5)	$—	$—	872
Executive Chairman, Chief Executive Officer	2014	208		—	—		—	—	208
	2013	230	(6)	—	—		1,590	—	1,820
Gregory Consiglio(7)	2015	—	(4)	—	1,479	(8)	—	—	1,479
President and Chief Operating Officer	2014	333		—	—		—	—	333
	2013	367		—	—		1,555	—	1,922
John Small (9)	2015	—	(4)	210	984	(10)	—		1,194
Chief Financial Officer	2014	250		—	—		—	—	250
	2013	300		—	—		700	—	1,000
Kevin Arrix (11)	2015	—	(4)	—	1,171	(12)	—	—	1,171
Chief Revenue Officer	2014	292		167	—		—	—	459

(1)
Because Mr. Sillerman is our Chairman and Chief Executive Officer, the Company books a compensation charge for certain financing-related activities undertaken by Mr. Sillerman.  These amounts are excluded because they do not constitute compensation to Mr. Sillerman for his service as an officer or director of the Company, but instead solely relate to certain financing arrangements.  Specifically, the table excludes the following:  (a) a $5,000 compensation charge related to the receipt by Sillerman Investment Company II, LLC (“SIC II”), an affiliate of Mr. Sillerman's, of 62,500 shares of the Company's Common Stock as an inducement for SIC II to enter into a $25,000 Line of Credit (the “$25,000 Line of Credit”) with the Company on February 11, 2013, (b) a compensation charge of $5,551 relating to Mr. Sillerman's receipt of warrants to purchase 125,000 shares of the Company's common stock on March 11, 2013, as an inducement to Mr. Sillerman to guarantee a term loan that the Company entered with Deutsche Bank Trust Companies America, (c) a $7,481 compensation charge relating to 103,909 shares of the Company's common stock received by Sillerman Investment Company, LLC (“SIC”) on March 11, 2013, as an inducement to convert a $20,000 line of credit that had previously been fully drawn into new 8% notes, (d) a compensation charge of $1,532 relating to warrants received by SIC II for a draw of $4,000 on the $25,000 Line of Credit on May 21, 2013, (e) compensation charges of $3,810 relating to warrants received by SIC II for draws under the $25,000 Line of Credit in the 2014 fiscal year, (f) a compensation charge of $6,259 relating to shares of the Company's Preferred Stock that SIC received in exchange for a promissory note, shares of the Company's Common Stock and warrants on September 16, 2013, and (g) compensation charges in fiscal year 2015 of $4,141, consisting of: (i) $2,049 relating to warrants issued to Sillerman Investment Company III LLC ("SIC III") in connection with draws under a Securities Purchase Agreement with the Company entered into on October 24, 2014 (the "SPA") and (ii) compensation charges of $2,091 relating to Series C Preferred Stock issued to SIC III under the SPA.

(2)	These stock awards represent grants of RSUs. The per share fair value of RSUs granted was determined on the date of grant using the fair market value of the shares on that date.

(3)
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

(4)
Each of Mr. Sillerman, Mr. Consiglio, Mr. Small and Mr. Arrix entered into amended and restated employment agreements effective as of May 1, 2014. These amendments are described in the section entitled "Employment Agreements" below.

(5)
The Company and Mr. Sillerman entered into an amendment to his employment agreement effective as of May 1, 2014. Pursuant to the revised terms, Mr. Sillerman was to receive a base salary of One Dollar per year, was to receive a guaranteed bonus of $250 per year, payable in stock or in cash, and was to receive a grant of 155,090 RSUs, vesting in equal installments on each of May 1, 2015, May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019. The grant of 155,090 RSUs occurred on September 29, 2014, and based on a closing price of $4.01 on that date, such grant has a fair value of $622. The Company has not yet paid Mr. Sillerman the guaranteed bonus of $250.

(6)
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

(7)
Mr. Consiglio was appointed as the Company's President and Chief Operating Officer as of November 1, 2012. Previously, he has served as the Company's Head of Business Development. Mr. Consiglio resigned from his position with the Company effective as of June 30, 2015.

(8)
The Company and Mr. Consiglio entered into an amendment to his employment agreement effective as of May 1, 2014. Pursuant to the revised terms, Mr. Consiglio was to receive a base salary of One Dollar per year, was to receive a guaranteed bonus of $250 per year, payable in stock or in cash, and was to receive a grant of 155,090 RSUs, vesting in equal installments on each of May 1, 2015, May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019. The grant of 155,090 RSUs occurred on September 29, 2014, and based on a closing price of $4.01 on that date, such grant has a fair value of $622. In addition, as part of a grant to employees generally, Mr. Consiglio received a grant of 100,000 RSUs on September 29, 2014, which grant vested as to 50,000 shares on December 4, 2014, as to 25,000 shares on March 5, 2015 and as to 25,000 shares on June 4, 2015. Based on a closing price of $4.01 on that grant date, this grant has a fair value of $401. Finally, on January 22, 2015, the Company entered into a further amendment to Mr. Consiglio's employment agreement. Pursuant to this amendment, Mr. Consiglio received a grant of 200,000 RSUs, which vested as to 100,000 shares on January 22, 2015 and as to 100,000 shares on May 5, 2015, and he agreed that he would not receive a guaranteed bonus of $250. Based on a closing price of $2.28 on that grant date, this grant has a fair value of $456. The amount in this column represents the aggregate sum of the fair value of these three grants.

(9)	Mr. Small was appointed the Company's Chief Financial Officer on September 10, 2012. Previously, he had served as the Company's Head of Corporate Development and Strategy.

(10)
The Company and Mr. Small entered into an amendment to his employment agreement effective as of May 1, 2014. Pursuant to the revised terms, Mr. Small was to receive a base salary of One Dollar per year, was to receive a guaranteed bonus of $250 per year, payable in stock or in cash, and was to receive a grant of 155,090 RSUs, vesting in equal installments on each of May 1, 2015, May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019. The grant of 155,090 RSUs occurred on September 29, 2014, and based on a closing price of $4.01 on that date, such grant has a fair value of $622. In addition, as part of a grant to employees generally, Mr. Small received a grant of 80,000 RSUs on September 29, 2014, which grant vested as to 40,000 shares on December 4, 2014, as to 20,000 shares on March 5, 2015 and as to 20,000 shares on June 4, 2015. Based on a closing price of $4.01 on that grant date, this grant has a fair value of $321. To satisfy the guaranteed bonus of $250, Mr. Small received a cash payment of $210 in May of 2015 and received a grant of 17,250 RSUs on May 8, 2015, which immediately vested. Based on a closing price of $2.37 on that grant date, this grant has a fair value of $41. The amount in this column represents the aggregate sum of the fair value of these three grants.

(11)	Mr. Arrix is a named executive officer for fiscal years 2015 and 2014, but was not a named executive officer in fiscal year 2013.

(12)
The Company and Mr. Arrix entered into an amendment to his employment agreement effective as of May 1, 2014. Pursuant to the revised terms, Mr. Sillerman was to receive a base salary of One Dollar per year, was to receive a guaranteed bonus of $250 per year, payable in stock or in cash, and was to receive a grant of 155,090 RSUs, vesting in equal installments on each of May 1, 2015, May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019. The grant of 155,090 RSUs occurred on September 29, 2014, and based on a closing price of $4.01 on that date, such grant has a fair value of $622. In addition, as part of a grant to employees generally, Mr. Arrix received a grant of 80,000 RSUs on September 29, 2014, which grant vested as to 40,000 shares on December 4, 2014, as to 20,000 shares on March 5, 2015 and as to 20,000 shares on June 4, 2015. Based on a closing price of $4.01 on that grant date, this grant has a fair value of $321. Finally, on January 22, 2015, the Company entered into a further amendment to Mr. Arrix's employment agreement. Pursuant to this amendment, Mr. Arrix received a grant of 100,000 RSUs, which vested as to 50,000 shares on February 15, 2015 and as to 50,000 shares on May 15, 2015, and he agreed that he would not receive a guaranteed bonus of $250. Based on a closing price of $2.28 on that grant date, this grant has a fair value of $228. The amount in this column represents the aggregate sum of the fair value of these three grants.

Outstanding Equity Awards at June 30, 2015

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested		Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert F.X. Sillerman	—	—	—	$—	—	124,072	(5)	$254	(3)	—	$—
	—	—	—	—	—	6,250	(2)	13	(3)	—	—
Gregory Consiglio (4)	—	—	—	—	—	—		—		—	—
	—	—	—	—	—	—		—		—	—
John Small	—	—	—	—	—	124,072	(5)	254	(3)	—	—
	—	—	—	—	—	—		—		—	—
Kevin Arrix	—	—	—	—	—	124,072	(5)	254	(3)	—	—
	—	—	—	—	—	312	(6)	1	(3)	—	—
	—	—	—	—	—	—		—		—	—

(1)	For information regarding restricted stock units, see also Note 10 to our audited Consolidated Financial Statements, Share-Based Payments.

(2)
The original grant was for 31,250 shares, and Mr. Sillerman forfeited 18,750 shares of such grant and received no value for the forfeiture. 6,250 of such shares vested on February 24, 2015 and an additional 6,250 of such shares remain unvested and will vest on February 24, 2016.

(3)	The value is computed based on a per share price of $2.05, which was the closing price of the Company's common stock on June 30, 2015, which was the last trading day of the Company's fiscal year.

(4)
Mr. Consiglio resigned from the Company effective as of June 30, 2015. At the time of his resignation, Mr. Consiglio had 124,176 restricted stock units that had not yet vested. As a result of his termination, he forfeited those restricted stock units.

(5)	The original grant was for 155,090 RSUs, 31,018 of these shares vested on May 1, 2015, future vesting in equal installments on each of May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019.

(6)
The original grant was for 1,563 shares, and Mr. Arrix forfeited 730 shares of such grant and received no value for the forfeiture. 521 of these shares vested on December 31, 2014, 208 of these shares will vest on December 31, 2015 and 104 of these shares will vest on December 16, 2016.

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

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Sillerman, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Sillerman's base salary was reduced to $0.001 per year. Mr. Sillerman will be entitled to receive a guaranteed amount of $250, less the total value of all fringe benefits, perquisites or other amounts that the Company and Mr. Sillerman agree at the beginning of each year will be provided to Mr. Sillerman for such year. If the total of the guaranteed amount plus perquisites received by Mr. Sillerman in any year exceeds the guaranteed amount, an amount equal to the excess received by Mr. Sillerman for such year will be deducted on a pro-rata basis from Mr. Sillerman's guaranteed amount during the following year. The guaranteed amount may be paid in cash, except that either Mr. Sillerman or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Sillerman will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Sillerman will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014. The Company has not yet paid Mr. Sillerman the guaranteed payment of $250 for fiscal year 2015.
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

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Consiglio, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Consiglio's base salary was reduced to $0.001 per year. Mr. Consiglio will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Consiglio or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Consiglio will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Consiglio will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014. In addition, as part of a grant to employees generally, Mr. Consiglio received a grant of 100,000 restricted stock units on September 29, 2014, which grant vested as to 50,000 shares on December 4, 2014, as to 25,000 shares on March 5, 2015 and as to 25,000 shares on June 4, 2015. Based on a closing price of $4.01 on that grant date, this grant has a fair value of $401.
On January 22, 2015, Greg Consiglio, the Company’s President and Chief Operating Officer, entered into an agreement with SFX to serve as its President and Chief Operating Officer. Mr. Consiglio remained President and Chief Operating Officer of the Company. At that time, Mr. Consiglio’s employment agreement with the Company was amended to provide that he would be able to serve in both such roles. The agreement provided that Mr. Consiglio will devote his full-time best efforts and business time and attention to the Company, subject to his also fulfilling his responsibilities as President and Chief Operating Officer of SFX. The terms of the sharing of Mr. Consiglio's are subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Consiglio also agreed that he would report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX Entertainment. The amendment to Mr. Consiglio’s employment agreement further provided that, in lieu of payment of a $250 guaranteed amount currently contemplated in his employment agreement, Mr. Consiglio received a grant of 200,000 restricted shares of Company common stock, half of which vested on the date of grant and the other half of which vested on May 5, 2015.
Mr. Consiglio resigned from his position with the Company effective as of June 30, 2015.
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
On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Small, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Small's base salary was reduced to $0.001 per year. Mr. Small will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Small or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Small will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Small will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to this offering. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014. In addition, as part of a grant to employees generally, Mr. Small received a grant of 80,000 RSUs on September 29, 2014, which grant vested as to 40,000 shares on December 4, 2014, as to 20,000 shares on March 5, 2015 and as to 20,000 shares on June 4, 2015. To satisfy the guaranteed bonus of $250 that was due in May of 2015, Mr. Small received a cash payment of $210 in May of 2015 and received a grant of 17,250 restricted stock units on May 8, 2015, which immediately vested. In addition, Mr. Small's base salary was increased to $300 per annum retroactively to July 13, 2015.
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

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Arrix, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Arrix's base salary was reduced to $0.001 per year. Mr. Arrix will be entitled to receive a guaranteed amount of $250, which will be payable on or before March 15 of each year. The guaranteed amount may be paid in cash, except that either Mr. Arrix or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Arrix will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Arrix will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common shares underlying in- or at-the-money options and warrants and common shares issued in the Recapitalization, as measured immediately prior to this offering. The grant will vest in equal annual installments over five years. This grant, which equaled 155,090 shares, was issued on September 29, 2014. In addition, as part of a grant to employees generally, Mr. Arrix received a grant of 80,000 RSUs on September 29, 2014, which grant vested as to 40,000 shares on December 4, 2014, as to 20,000 shares on March 5, 2015 and as to 20,000 shares on June 4, 2015.
On January 22, 2015, Kevin Arrix, the Company’s Chief Revenue Officer, entered into an agreement with SFX to serve as its Executive Vice President, Global Brand Partnerships. In connection therewith, his employment agreement with the Company was amended to provide that he will be able to serve in both such roles. The agreement provides that Mr. Arrix will devote his full-time best efforts and business time and attention to the Company, subject to his also fulfilling his responsibilities to SFX Entertainment. The terms of the sharing of Mr. Arrix's full time will be subject to monitoring by the respective Boards of Directors or a committee of disinterested members of the respective Boards of Directors. Mr. Arrix also agrees that he will report conflicts of interest and corporate opportunities to the Boards of both the Company and SFX Entertainment. Additionally, the amendment to Mr. Arrix’s employment agreement provided that, in lieu of payment of a $250 guaranteed amount currently contemplated in his employment agreement, he received a grant of 100,000 restricted shares of Company common stock, half of which shall vest immediately and the other half of which vested on May 15, 2015.
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
The following disclosure is for our former President and Chief Operating Officer, Mr. Consiglio:
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
Because Mr. Consiglio resigned from his position with the Company, the Company will not pay Mr. Consiglio any amounts in respect of a termination without cause or a change in control.
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
Because Mr. Consiglio resigned from his positions with the Company, the Company will not pay Mr. Consiglio any amounts upon his death or disability.
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

The Company pays non-employee directors for all compensation in either stock options or restricted stock units in lieu of cash, and prices all grants of options and restricted stock units on the date granted.   During fiscal year 2015, directors' fees were paid through the issuance of RSUs and options to purchase the Company's common stock (priced as of the date of grant). For 2015, the Company granted options in respect of the first quarter on September 11, 2014. In addition, the Company granted the non-employee directors restricted stock units in respect of the second quarter on January 29, 2015. The Company anticipates paying the non-employee directors in respect of the third and fourth quarters in equity in fiscal year 2016. In addition, in fiscal 2015, the non-employee directors received two additional grants. On September 29, 2014, the non-employee directors received a special grant of restricted stock units. On that date, Mr. Horan and Mr. Miller received grants of 18,000 restricted stock units each, Mr. Meyer received a grant of 16,000 restricted stock units and Ms. Sock and Ms. Seitler each received a grant of 14,000 restricted stock units. In addition, the non-employee directors received a special grant of options on April 27, 2015. On that date, Mr. Horan and Mr. Miller each received a grant to purchase 100,000 options, and Mr. Meyer and Ms. Sock each received a grant to purchase 50,000 options. The exercise price of this special grant of options was $2.33 per share. All grants to non-employee directors are immediately vested.

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2015 is shown in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2) (3)	All Other Compensation	Total
Peter Horan	$—	$101	$406	$—	$507
Michael J. Meyer	—	95	312	—	407
John D. Miller	—	104	425	—	529
Harriet Seitler (4)	—	83	167	—	250
Birame Sock	—	83	281	—	364

(1) These stock awards represent grants of RSUs. The per share fair value of RSUs granted was determined on the date of grant using the fair market value of the shares on that date.
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
(3) As of June 30, 2015, each non-employee director held the following number of outstanding vested and unvested stock options: Mr. Horan: 143,122 vested stock options and 0 unvested stock options, Mr. Meyer: 94,747 vested stock options and 0 unvested stock options, Mr. Miller: 147,184 vested stock options and 0 unvested stock options, Ms. Seitler: 41,572 vested stock options and 0 unvested stock options, and Ms. Sock: 53,748 vested stock options and 0 unvested stock options.
(4) Ms. Seitler resigned from the Board effective as of March 5, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our Executive Equity Incentive Plan as of June 30, 2015.  For a description of our Executive Equity Incentive Plan, see Note 10 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )(3)

Equity compensation plans approved by security holders	1,648,075	(1)	$11.19	(2)	296,773
Equity compensation plans not approved by security holders	—		—		—

(1)    This includes 466,257 restricted stock units and options to purchase 1,181,818 shares. 1,794,841 restricted stock units were granted to directors, officers, and employees during the fiscal year. 610,335 options were granted to employees during the fiscal year at a range of $1.89 to $4.54.
(2)    The weighted average exercise price of $11.19 reflects the weighted average exercise price of all options outstanding as of June 30, 2015. The restricted stock units referred to in Footnote 1 above do not have an exercise price and such units are not included in this weighted average.
(3)    After the end of the fiscal year, an amendment to the Company's 2011 Executive Equity Incentive Plan became effective, and thus an additional 2,500,000 shares are available for issuance under that plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 15, 2015 by:

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

As of September 15, 2015, there were 24,885,100 shares of our common stock outstanding.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock	Shares Beneficially Owned	Percentage of Preferred Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)(3)	10,130,954	37.9%	10,000	100.0%
Wolverine Asset Management, LLC (4)	2,048,780	7.7%
Sabby Healthcare Master Fund, Ltd. (5)	1,600,000	6.0%
MGT Capital Investments, Inc. (6)	1,269,342	4.7%
Directors and Named Executive Officers (not otherwise included above):
Kevin Arrix (7)	139,539	*
Peter C. Horan (8)	172,799	*
Michael J. Meyer (9)	120,561	*
John D. Miller (10)	182,289	*
Mitchell J. Nelson (11)	32,442	*
John Small (12)	128,268	*
Birame Sock (13)	57,007	*
All directors and named executive officers as a group (8 people)	10,963,859	41.0%	10,000	100.0%

* Represents less than 1%.

(1) Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Viggle Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.

(2) Mr. Sillerman beneficially owns 10,130,954 shares of common stock, including: (i) directly 162,268 shares of common stock owned by Mr. Sillerman (consisting of (A) 37,268 shares of common stock owned by Mr. Sillerman; and (B) 125,000 shares of common stock issuable upon the exercise of warrants held by Mr. Sillerman which are exercisable at $80.00 per share); and (ii) indirectly 9,968,686 shares of common stock (consisting of (A) 62,500 shares of common stock issuable upon the exercise of warrants held by Sillerman Investment Company II LLC (“SIC II”) that are exercisable at $55.20 per share, (B) 175,563 shares of common stock issuable upon the exercise of warrants held by SIC II which are exercisable at $80.00 per share; (C) 350,000 shares of common stock issuable upon the exercise of warrants held by Sillerman Investment Company III LLC (“SIC III”) that are exercisable at $1.78 per share, (D) 225,000 shares of common stock issuable upon the exercise of warrants held by SIC III that are exercisable at $3.51 per share, (E) 150,000 shares of common stock that are issuable upon the exercise of warrants held by SIC III that are exercisable at $2.98 per share, (F) 775,000 shares of common stock that are issuable upon the exercise of warrants held by SIC III that are exercisable at $3.63 per share and (G) 8,230,623 shares of common stock held by SIC III.

(3) SIC III holds 10,000 shares of Series C Preferred Stock, which, if converted into common stock, would be converted into 2,500,000 shares of common stock.

(4) Based solely on a Schedule 13G filed by Wolverine Asset Management Company, LLC as of June 29, 2015. Wolverine Asset Management Company, LLC ("WAM") owned 2,048,780 of the Company's common stock as of June 29, 2015. The sole member and manager of WAM is Wolverine Holdings, L.P. ("Wolverine Holdings"). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., which is the general partner of Wolverine Holdings. WAM's address is 175 West Jackson Blvd., Suite 340, Chicago, Illinois 60604.

(5) Based solely on a Schedule 13G filed by Sabby Healthcare Master Fund, Ltd. as of May 22, 2015. Sabby Healthcare Master Fund, Ltd. has an address of c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The Schedule 13G is also filed on behalf of Sabby Management, LLC and Hal Mintz, with an address at 10 Mountainview Road, Suite 205, Upper Saddle River NJ 07458.

(6) Based solely on a Schedule 13G filed by MGT Capital Investments, Inc. ("MGT") as of September 11, 2015. MGT Capital Investments, Inc. has an address of 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, and Robert Ladd is the President and Chief Executive Officer of MGT Investments, Inc. The 1,269,342 shares held by MGT represent 5.1% of the 24,885,100 shares of common stock outstanding as of September 15, 2015. The 4.7% reflected in this chart reflects the 1,269,342 shares held by MGT as a percentage of the shares of our common stock outstanding plus those shares reflected in this chart as exercisable within 60 days of September 15, 2015.

(7)  Mr. Arrix beneficially owns 139,539 shares of common stock.

(8)  Mr. Horan beneficially owns (i) 1,563 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $400.00 per share; (ii) 630 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $100.00 per share; (iii) 388 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $60.00 per share; (iv) 282 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $154.40 per share; (v) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $98.40 per share, (vi) 430 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $48.80 per share, (vii) 404 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $52.00 per share, (viii) 38,799 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $4.46 per share, (ix) 100,000 shares of common stock issuable upon the exercise of options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $2.33 per share, and (x) 29,678 shares of common stock.

(9)  Mr. Meyer beneficially owns (i) 410 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $48.80 per share, (ii) 457 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $52.00 per share, (iii) 43,880 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $4.46 per share, (iv) 50,000 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $2.33 per share and (v) 25,814 shares of common stock.

(10)  Mr. Miller beneficially owns (i) 35,107 shares of common stock, (ii) 1,563 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $400.00 per share, (iii) 716 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $100.00 per share; (iv) 425 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $60.00 per share; (v) 311 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $154.40 per share; (vi) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $98.40 per share, (vii) 163 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $48.80 per share, (viii) 423 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $52.00 per share, (ix) 42,956 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $4.46 per share, and (x) 100,000 shares issuable upon the exercise of stock options that are exercisable or that will be exercisable within 60 days of September 15, 2015 at $2.33 per share.

(11)  Mr. Nelson beneficially owns 32,442 shares of common stock.

(12)  Mr. Small beneficially owns 128,268 shares of common stock.

(13)  Ms. Sock beneficially owns (i) 371 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $60.00 per share; (ii) 625 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $98.40 per share, (iii) 410 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $48.80 per share, (iv) 385 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $52.00 per share, (v) 36,952 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of September 15, 2015 at $4.46 per share, (vi) 15,000 shares of common stock issuable upon the exercise of stock options that are exercisable or that are exercisable within 60 days of September 15, 2015, and (vii) 3,264 shares of common stock.

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

For the years ended June 30, 2015, June 30, 2014, and June 30, 2013, the Company billed Circle $27, $73 and $253, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2015, June 30, 2014 and June 30, 2013 was $113, $86 and $23, respectively.

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

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors have approved this shared services agreement and the amendment thereto.

For the years ended June 30, 2015, June 30, 2014 and June 30, 2013, the Company billed SFX $978, $398 and $263, net of amounts billed by SFX to the Company, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, which is discussed below, as of June 30, 2015, June 30, 2014 and June 30, 2013 was $146, $0 and $47, respectively.

Certain Company accounting personnel may provide personal accounting services to Mr. Sillerman.  To the extent that such services are rendered, Mr. Sillerman shall reimburse the Company theretofore.  The reimbursement for any such services shall be reviewed by the Company's Audit Committee. For the years ended June 30, 2015, June 30, 2014 and June 30, 2013, the Company billed Mr. Sillerman $0, $7 and $245, respectively.  The balance due from Mr. Sillerman as of June 30, 2015, June 30, 2014 and June 30, 2013 was $0, $6 and $0, respectively. No such services were provided during the yer ended June 30, 2015.

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
Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $7.50 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. In 2014 and 2015, all director fees were paid through the issuance of options or priced as of the date of grant or restricted stock units. For additional information regarding the payment of fees to non-employee directors, see "Compensation of Non-Employee Directors" in Item 11 of this Annual Report on Form 10-K.

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

Securities Purchase Agreement

On October 24, 2014, the Company and SIC III, a company affiliated with Mr. Sillerman entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company agreed to issue up to 10,000 shares of Series C Convertible Redeemable Preferred Stock, and the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company. The Company also agreed to issue to SIC III warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Securities Purchase Agreement. The Securities Purchase Agreement provided that the warrants will be issued in proportion to the amounts the Company draws under the Securities Purchase Agreement, and that the exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of June 30, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at June 30, 2015, was $19,516, which includes accretion of the discount of $116 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

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

Interest expense on the Note was $1,391 for the year ended June 30, 2015.

Pursuant to the Securities Purchase Agreement, SIC III acquired a total of 10,000 Shares of Series C Convertible Redeemable Preferred Stock for $10,000. As described above, the Company also agreed to issue to SIC III warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 of purchase price paid for the shares. The exercise price of the warrants was 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

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

Because the transactions described in the Securities Purchase Agreement were between the Company and an affiliate of Mr. Sillerman, the Company formed a special committee of independent directors to review the proposed transactions. Such special committee reviewed and unanimously approved such transactions. The Committee engaged an independent financial adviser in connection with its determination.

Unsecured Demand Loans

During the year ended June 30, 2015, Mr. Sillerman made a number of demand loans (the "Loans") to the Company. The Loans included a loan of $2,000 on December 19, 2014, of $2,000 on January 14, 2015, of $2,000 on January 30, 2015, of $750 on February 13, 2015, of $1,000 on February 26, 2015, of $1,000 on March 2,, 2015, of $3,000 on March 16, 2015, of $1,000 on April 20, 2015, of $500 on May 5, 2015 and of $325 on May 14, 2015.

Each of the Loans bear interest at the rate of 12% per annum. Principal and interest due under the Loans shall be due and payable upon demand. The principal amount of the Loans may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loans to fund working capital requirements and for general corporate purposes.

As discussed above, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at June 30, 2015 is $1,575.

Because the Loans were transactions between the Company and Mr. Sillerman, a majority of the Company's independent directors approved each of the Loans.

Line of Credit Grid Note

On June 11, 2015, the Company and SIC IV entered into a Line of Credit Grid Note (the "Grid Note"). The Grid Note provides a right for the Company to request advances under the Grid Note from time to time in an aggregate amount of up to $10,000. The Grid Note bears interest at a rate of 12% per annum, payable in cash on the maturity of the Grid Note. From and after the occurrence and during the continuance of any event of default under the Grid Note, the interest rate is automatically increased to 14% per annum.

The Grid Note is not convertible into equity securities of the Company.

In order for the Company to make requests for advances under the Grid Note, the Company must have an interest coverage ratio equal to or greater than 1, unless SIC IV waives this requirement. The interest coverage ratio is calculated by dividing: (a) the Company’s net income for the measurement period, plus the Company’s interest expense for the measurement period, plus the Company’s tax expense for the measurement period, by (b) the Company’s interest expense for the measurement period, plus the amount of interest expense that would be payable on the amount of the requested draw for the twelve months following the request for the advance. The measurement period is the twelve months ended as of the last day of the last completed fiscal quarter prior to the request for the advance. The Company currently does not have an interest coverage ratio equal to or greater than 1, so advances would require the SIC IV to waive this requirement. In addition, in order to make requests for advances under the Grid Note, there can be no event of default under the Note at the time of the request for an advance, including that there has been no material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC IV.

On June 11, 2015, June 24, 2015, July 31, 2015, August 31, 2015 and September 15, 2015, the Company made requests for advances under the Grid Note, and SIC IV made advances to the Company in the amounts of $1,000, $2,000, $1,000, $2,000 and $1,000, respectively.

The Grid Note matures on the first to occur of: (a) 12/31/2016 or (b) upon a “Change of Control Transaction.” A “Change of Control Transaction” includes (i) a sale of all or substantially all of the assets of the Company or (ii) the issuance by the Company of common stock that results in any “person” or “group” becoming the “beneficial owner” of a majority of the aggregate ordinary voting power represented by the Company’s issued and outstanding common stock (other than as a result of, or in connection with, any merger, acquisition, consolidation or other business combination in which the Company is the surviving entity following the consummation thereof), excluding transactions with affiliates of the Company.

If an event of default occurs under the Grid Note, SIC IV has the right to require the Company to repay all or any portion of the Grid Note.  An event of default is deemed to have occurred on: (i) the non-payment of any of the amounts due under the Grid Note within five (5) Business Days after the date such payment is due and payable; (ii) dissolution or liquidation, as applicable, of the Company; (iii) various bankruptcy or insolvency events shall have occurred, (iv) the inaccuracy in any material respect of any warranty, representation, statement, report or certificate the Company makes to Lender under the Note hereto; (v) the Company contests, disputes or challenges in any manner, whether in a judicial proceeding or otherwise, the validity or enforceability of any material provision in the Grid Note; or (vi) a material adverse change in the business plan or prospects of the Company in the reasonable opinion of SIC IV.

Interest expense on the Grid Note for the year ended June 30, 2015 was $10.
Because the Grid Note was a transaction between the Company and an affiliate of Mr. Sillerman, the Company’s independent directors unanimously approved the transactions contemplated by the Grid Note.
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
Software License and Services Agreement
On March 10, 2014, the Company entered into a Software License and Services Agreement with SFX Entertainment, Inc. ("SFX"). Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license the Company's audio recognition software and related loyalty platform for a term of ten years. SFX may use the software for its own internal business purposes and may sublicense the software only to its affiliates or to its co-promoters. The agreement provides that SFX may not use the software for any business that directly competes with the Company in the field of entertainment rewards. The Company believes SFX will use the technology to enable mobile commerce within its festivals or shows. Therefore, the Company does not believe that SFX will use the software in a business that will be competitive with the Company's business. SFX paid the Company $5 million as a license fee for the software. In addition, the Company will provide support and professional services. Rates for support and development services will be charged at $.150 per hour, which we may increase after the first year to the Company's average hourly rate for the services. SFX will also receive 50% of the Company's net revenues from the license of the software to any third party. If SFX elects to renew the agreement after the initial ten year term for an additional ten year term, it will make an additional $5 million payment to the Company upon the renewal. The Company agreed that during the term of the agreement the Company may not license the software to any third party that directly competes with SFX in the promotion of dance music. To the extent that the Company offers terms and conditions to a third-party licensing the software that are, when taken as a whole, more favorable than the terms and conditions provided to SFX, the Company agrees to provide SFX with the same terms and conditions as the third party on a prospective basis. For the years ended June 30, 2015 and 2014, the Company recognized $500 and $146, respectively, of revenue related to this agreement.
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

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the year ended June 30, 2015, the Company was billed $471 in connection with the Sales Agreement. The Sales Agreement has a three-year term, and can be terminated by the Company on 90 days’ notice. The parties have agreed to terminate the Sales Agreement, effective as of September 22, 2015, and the Company plans to hire eight members of the SFX sales team as of that date.

Because the Sales Agreement was between the Company and SFX, a company controlled by Mr. Sillerman, the Company's Executive Chairman and Chief Executive Officer, the Company formed a special committee of independent directors to review the proposed transaction. The special committee reviewed and unanimously approved entering into the Sales Agreement.

Advertising Revenue and Marketing Expense

During the year ended June 30, 2015, the Company provided certain advertising and related services to SFX and its subsidiaries. The total amount of net revenue was $487 and such amount was due from SFX at June 30, 2015. During the year ended June 30, 2015, SFX, and certain subsidiaries of SFX, provided certain marketing and related services to the Company. The total amount of marketing expense was $490 and such amount was due to SFX at June 30, 2015.

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

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company's Board must meet the criteria for independence required by The NASDAQ Capital Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors.

Peter Horan, Michael Meyer, John Miller, and Birame Sock, whose biographical information is included above under the heading “Executive Officers and Directors of Viggle Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2015 and June 30, 2014 (fees are stated in dollars):

Description	2015	2014
Audit Fees(1)	$187,210	$453,215
Audit-related Fees (2)	—	118,095
Tax Fees	18,685	10,225
All Other Fees	—	—
Total	$205,895	$581,535

(1)    Audit fees in 2015 and 2014 related to the audits and Form 10-K filings, the quarterly reviews and Form 10-Q filings, the Form S-1 filings and accounting consultation services.

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

10.64	Certificate of Designation of Series C Preferred Stock (60)

10.65	Securities Purchase Agreement dated October 24, 2014 by and between the Company and Sillerman Investment Company III, LLC (61)
10.66	Line of Credit Promissory Note, dated as of October 24, 2014 issued by the Company in favor of Sillerman Investment Company III, LLC (62)
10.67	Form of Warrant issuable pursuant to the Securities Purchase Agreement (63)
10.68	Registration Rights Agreement, dated as of October 24, 2014, by and between the Company and Sillerman Investment Company III LLC (64)
10.69	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the Company and Deutsche Bank Trust Company Americas (65)
10.70	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC and Deutsche Bank Trust Company Americas, and acknowledged by the Company (66)
10.71	Sales Agency Agreement dated January 22, 2015 by and between the Company and SFX-94 LLC (67)
10.72	Amended and Restated Shared Services Agreement (68)
10.73	Amendment to the Employment Agreement between the Company and Greg Consiglio (69)
10.74	Amendment to the Employment Agreement between the Company and Kevin Arrix (70)
10.75	Line of Credit Grid Promissory Note, dated as of June 11, 2015, by and between the Company and Sillerman Investment Company IV LLC (71)
10.76	Forbearance Agreement dated as of July 31, 2015 by and between the Company and AmossyKlein Family Holdings, Inc. LLLP (72)
14.1	Code of Business Conduct and Ethics (73)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer*
31.2	Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
99.1	Press release, dated as of September 21, 2015, announcing financial results for the quarter and year ended June 30, 2015*
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012. In addition, the Certificate of Designations for the registrant's Series C Convertible Preferred Stock, the only class of preferred stock outstanding, is incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3to the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5to the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6to the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7to the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8to the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on December 2, 2013

(41)	Incorporated by reference to Exhibit 10.2to the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3to the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1to the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2to the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3to the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1to the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2to the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3to the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1to the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on March 18, 2014
(57)	Incorporated by reference to Exhibit 10.2to the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1to the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1to the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(61)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(62)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(63)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(64)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(65)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(66)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(67)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(68)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 23, 2015

(69)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(70)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(71)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 12, 2015
(72)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2015
(73)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Viggle Inc.

September 21, 2015	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Viggle Inc.

September 21, 2015	By:	/s/ JOHN C. SMALL
John C. Small
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	September 21, 2015
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ JOHN C. SMALL	September 21, 2015
John C. Small Chief Financial Officer (Principal Accounting Officer)

By:	/s/ MITCHELL J. NELSON	September 21, 2015
Mitchell J. Nelson, Director, Executive Vice President, and Secretary

By:	/s/ MICHAEL MEYER	September 21, 2015
Michael Meyer, Director

By:	/s/ PETER HORAN	September 21, 2015
Peter Horan, Director

By:	/s/ JOHN D. MILLER	September 21, 2015
John D. Miller, Director

By:	/s/ BIRAME SOCK	September 21, 2015
Birame Sock, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)
10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)
10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)

10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)
10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)
10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
10.44	Form of Subordination Agreement (40)
10.45	Form of Exchange Agreement for LOC Investors (41)
10.46	Form of Commitment Letter under New $25,000,000 Line of Credit (42)
10.47
Agreement and Plan of Merger, dated as of December 16, 2013, by and among Viggle Inc., Viggle Merger Sub Inc., wetpaint.com, Inc., certain stockholders of wetpaint.com, Inc. (solely with respect to Articles 1, 5 and 6 and Subsection 11.1) and the Shareholder Representative Services LLC (solely in its capacity as the Stockholders' Agent) (43)

10.48	Promissory Note, dated as of December 11, 2013, issued by Viggle Inc. to Sillerman Investment Company II LLC (44)
10.49	Second Amendment, dated as of December 16, 2013, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (45)

10.50	Amended and Restated Viggle Inc. 2011 Executive Incentive Plan (46)
10.51	Revolving Loan Agreement (47)
10.52	Stockholders Agreement, dated as of January 29, 2014, by and among the registrant, Nancy Lee, as representative and former stockholders of Dijit Media, Inc. (48)
10.53	Amended Form of Warrant for May 2012 PIPE Transaction (49)
10.54	Third Amendment, dated as of February 13, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (50)
10.55	Form of Certificate of Amendment to Articles of Incorporation (51)
10.56	Fourth Amendment, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (52)
10.57	Pledge and Security Agreement, dated as of March 11, 2014, by and between Viggle Inc. and Deutsche Bank Trust Company Americas, and its successors and assigns (53)
10.58	Software License and Services Agreement, dated as of March 10, 2014, by and between Viggle Inc. and SFX Entertainment, Inc. (54)
10.59	Amendment to Articles of Incorporation of Viggle Inc. (55)
10.60	Amendment to the Employment Agreement of Robert F.X. Sillerman (56)
10.61	Form of Amendment to the Employment Agreements of Gregory Consiglio, John Small and Kevin Arrix (57)
10.62	Form of Exchange Agreement with Holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (58)
10.63
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Viggle Inc.,Viggle Merger Sub III Inc., Choose Digital Inc., certain stockholders of Choose Digital Inc., and (solely with respect to Articles 1, 5 and 6 and Subsection 10.1) Amossyklein Family Holdings, LLLP (solely in its capacity as the Stockholders’Agent) (59)

10.64	Certificate of Designation of Series C Preferred Stock (60)
10.65	Securities Purchase Agreement dated October 24, 2014 by and between the Company and Sillerman Investment Company III, LLC (61)
10.66	Line of Credit Promissory Note, dated as of October 24, 2014 issued by the Company in favor of Sillerman Investment Company III, LLC (62)
10.67	Form of Warrant issuable pursuant to the Securities Purchase Agreement (63)
10.68	Registration Rights Agreement, dated as of October 24, 2014, by and between the Company and Sillerman Investment Company III LLC (64)
10.69	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the Company and Deutsche Bank Trust Company Americas (65)
10.70	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC and Deutsche Bank Trust Company Americas, and acknowledged by the Company (66)
10.71	Sales Agency Agreement dated January 22, 2015 by and between the Company and SFX-94 LLC (67)
10.72	Amended and Restated Shared Services Agreement (68)
10.73	Amendment to the Employment Agreement between the Company and Greg Consiglio (69)
10.74	Amendment to the Employment Agreement between the Company and Kevin Arrix (70)
10.75	Line of Credit Grid Promissory Note, dated as of June 11, 2015, by and between the Company and Sillerman Investment Company IV LLC (71)
10.76	Forbearance Agreement dated as of July 31, 2015 by and between Viggle Inc. and AmossyKlein Family Holdings, LLLP (72)
14.1	Code of Business Conduct and Ethics (73)

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer*
31.2	Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
99.1	Press release, dated as of September 21, 2015, announcing financial results for the quarter and year ended June 30, 2015*
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012. In addition, the Certificate of Designations for the registrant's Series C Convertible Preferred Stock, the only class of preferred stock outstanding, is incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014

(50)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 18, 2014
(57)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(61)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(62)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(63)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(64)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(65)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(66)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(67)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(68)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(69)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(70)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(71)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 12, 2015
(72)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2015
(73)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011
*	Filed herewith