Form 10-Q
period 2015-09-30
Viggle Inc.
filed 2015-11-13
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 25,141,030 shares of the registrant’s common stock outstanding.

 Documents Incorporated by Reference:   None

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

ITEM 1.  FINANCIAL STATEMENTS

Viggle Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$1,521	$4,217
Accounts receivable (net of allowance for doubtful accounts of $95 at September 30, 2015 and June 30, 2015)	3,387	4,119
Prepaid expenses	2,455	633
Other receivables	700	661
Total current assets	8,063	9,630
Restricted cash	695	695
Property & equipment, net	2,305	2,448
Intangible assets, net	22,672	21,313
Goodwill	38,455	35,833
Other assets	1,781	310
Total assets	$73,971	$70,229

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$15,365	$9,497
Reward points payable	8,744	9,029
Contingent consideration liability	3,064	4,792
Common stock warrant liability	10	10
Deferred revenue	578	593
Current portion of loan payable	—	1,575
Total current liabilities	27,761	25,496
Loans payable, less current portion	26,141	22,516
Deferred revenue	3,729	3,854
Other long-term liabilities	2,186	2,216
Total liabilities	59,817	54,082
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of September 30, 2015 and June 30, 2015	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 10,000 shares as of September 30, 2015 and June 30, 2015	12,047	11,815
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of September 30, 2015 and June 30, 2015	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 25,060,277 and 23,383,125 shares as of September 30, 2015 and June 30, 2015, respectively	25	23
Additional paid-in-capital	390,271	383,585
Treasury stock, 215,164 shares at September 30, 2015 and June 30, 2015	(11,916)	(11,916)
Accumulated deficit	(380,604)	(367,360)
Non-controlling interest	4,331	—
Total stockholders' equity	2,107	4,332
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$73,971	$70,229

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues	$5,052	$6,476
Cost of watchpoints and engagement points	(2,022)	(1,164)
Selling, general and administrative expenses	(15,566)	(22,771)
Operating loss	(12,536)	(17,459)

Other (expense) income:
Other income, net	—	5
Interest expense, net	(854)	(127)
Total other expense	(854)	(122)

Net loss before provision for income taxes	(13,390)	(17,581)

Income tax expense	(22)	(22)

Net loss	(13,412)	(17,603)

Accretion of Convertible Redeemable Preferred Stock	74	—

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(307)	—

Less: Net loss attributable to non-controlling interest	168	—

Net loss attributable to Viggle Inc. common stockholders	$(13,477)	$(17,603)

Net loss per share attributable to Viggle Inc. common stockholders - basic and diluted	$(0.57)	$(1.12)

Weighted average common shares outstanding - basic and diluted	23,828,683	15,741,055

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance July 1, 2015	$23	$—	$383,585	$(11,916)	$(367,360)	$—	$4,332
Net loss					(13,412)		(13,412)
Net loss attributable to non-controlling interest					168	(168)	—
Common shares issued for DraftDay acquisition	2		1,755			1,024	2,781
Common shares and warrants of DraftDay issued for management service contracts						3,475	3,475
Accretion of Series C Convertible Redeemable Preferred Stock			74				74
Undeclared Series C Preferred Stock Dividend			(307)				(307)
Restricted stock - share based compensation			4,991				4,991
Employee stock options - share based compensation			173				173
Balance September 30, 2015 (unaudited)	$25	$—	$390,271	$(11,916)	$(380,604)	$4,331	$2,107

See accompanying notes to consolidated financial statements

Viggle Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Operating activities:
Net loss	$(13,412)	$(17,603)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Restricted stock - share based compensation	4,991	5,680
Employee stock options - share based compensation	173	1,882
Decrease in fair value of common stock warrants	—	(5)
Depreciation and amortization	1,196	1,800
Accretion of note discount	50	—
Interest income on notes receivable from shareholders and officer	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	732	486
Other receivables	106	(170)
Prepaid expenses	(58)	(98)
Other assets	—	5,006
Deferred revenue	(140)	(466)
Accounts payable and accrued expenses	3,082	3,778
Reward points liability	(285)	310
Other liabilities	(30)	29
Other	92	—
Net cash (used in) provided by operating activities	(3,503)	628

Investing activities:
Acquisitions, net of cash acquired	535	—
Purchase of property and equipment	—	(112)
Capitalized software costs	—	(131)
Net cash provided by (used in) investing activities	535	(243)

Financing activities:
Proceeds from loans	5,000	—
Repayments on loans	(3,000)	—
Payments related to contingent consideration	(1,728)	—
Purchase of common shares from former officer	—	(270)
Net cash provided by (used in) financing activities	272	(270)

Net (decrease) increase in cash	(2,696)	115
Cash at beginning of period	4,217	7
Cash at end of period	$1,521	$122

Supplemental cash flow Information:
Cash paid during the period for interest	$—	$104

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$—	$449
Common stock and warrants issued for DraftDay acquisition	$1,757	$—
Common stock and warrants issued for management service contracts	$3,475	$—

See accompanying notes to consolidated financial statements

Viggle Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

On May 31, 2012, the Company changed its name from Function(x) Inc. to Viggle Inc.  It now conducts business under the name Viggle Inc.

The consolidated financial statements include the accounts of Viggle Inc., its wholly-owned subsidiaries, and DraftDay Gaming Group, Inc..  The Company has nine wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Viggle Merger Sub II Inc., Wetpaint.com, Inc., and Choose Digital Inc., each a Delaware corporation. These consolidated financial statements also include the accounts of DraftDay Gaming Group, Inc., a Delaware corporation. Viggle Inc. owns approximately 49% of the issued and outstanding common stock of DraftDay Gaming Group, Inc., and also appoints a majority of the members of its Board of Directors. All intercompany transactions and balances have been eliminated.

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

The Company's wholly owned subsidiary, DraftDay Gaming Group, made a recent investment in the DraftDay.com platform. Through DraftDay.com, users can draft a fantasy sports team within a salary cap, follow game action and reap rewards.  DraftDay.com will continue to offer high-quality entertainment to consumers as well as to businesses desiring turnkey solutions to new revenue streams. See Note 4, Acquisitions, for further details on this acquisition.

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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of September 30, 2015 and June 30, 2015 was $95.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended September 30, 2015 and September 30, 2014 were not significant.

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

There were no impairments of goodwill during the three months ended September 30, 2015 as the fair value of the reporting unit exceeded its carrying amount.

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

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 4, Acquisitions for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015, the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,086. There were no additional impairments of long-lived assets during the three months ended September 30, 2015.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $5,006 as of September 30, 2015 and June 30, 2015, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software.

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

The Company recognized barter revenue and barter expense in the amount of $2,609 and $3,010 for the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2015 and September 30, 2014 was $3,321 and $4,116, respectively, including barter expense.

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

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This standard requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 (July 1, 2017 for the Company). The Company does not believe that the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

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

In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. Such amount was accrued in the accompanying Consolidated Balance Sheets as of June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $252 of interest. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The balance of the contingent payment at September 30, 2015 was $3,064.

Acquisition of DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 1,269,342 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234 due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share.

In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 84,633 shares of its Common Stock, (b) a promissory note in the amount of $16 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150,000 shares of its common stock and (ii) a warrant to purchase 350,000 shares of DDGG common stock at $0.40 per share.

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
As a result of the transactions described above, the Company owns a total of 11,250,000 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000,000 shares of DDGG common stock, MGT Sports owns 2,550,000 shares of DDGG common stock and an additional third party owns 150,000 shares of DDGG common stock. On September 8, 2015, the various stockholders of DDGG entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement provides that all stockholders will vote their shares of DDGG common stock for a Board comprised of three members, two of which will be designated by the Company and one of which will be designated by Sportech.  As such, the operations of the DraftDay business will be consolidated with the Company's operations from the acquisition date of September 8, 2015 (see Note 9, Stockholders' Equity, for a discussion on non-controlling interest related to the portion of the DraftDay Business that the Company does not own). Mr. Sillerman will serve as the Chairman of DDGG. The Stockholders Agreement also provides customary rights of first refusal for the various stockholders, as well as customary co-sale, drag along and preemptive rights.

In the aggregate, as a result of the transactions described herein, the Company issued promissory notes in the principal amount of $250 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000 due March 8, 2016 (such amount is included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets).  All such notes bear interest at a rate of 5% per annum.

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of the DraftDay Business have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer lists and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized. Such valuations are being conducted by a third party valuation expert using Level 3 inputs as described in ASC 820, Fair Value Measurements and Disclosures, that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The operations of this acquisition are not material, and thus, pro forma disclosure are not presented. Goodwill related to the acquisition is expected to be deductible for income tax purposes.

5.  Property and Equipment

Property and Equipment consists of the following:

	September 30, 2015	June 30, 2015

Leasehold Improvements	$2,893	$2,893
Furniture and Fixtures	588	588
Computer Equipment	468	458
Software	164	163
Total	4,113	4,102
Accumulated Depreciation and Amortization	(1,808)	(1,654)
Property and Equipment, net	$2,305	$2,448

Depreciation and amortization charged to selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 amounted to $159 and $176, respectively.

6.  Intangible Assets and Goodwill

		September 30, 2015			June 30, 2015
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	84 months	$10,600	$(2,713)	$7,887	$10,600	$(2,336)	$8,264
Wetpaint trademarks	360 months	5,800	(345)	5,455	5,800	(296)	5,504
Wetpaint customer relationships	60 months	2,000	(717)	1,283	2,000	(617)	1,383
Wetpaint non-compete agreements	36 months	609	(364)	245	609	(313)	296
Choose Digital licenses	60 months	1,740	(442)	1,298	1,740	(355)	1,385
Choose Digital software	60 months	550	(140)	410	550	(112)	438
Dijit technology	84 months	1,820	(433)	1,387	1,820	(368)	1,452
DraftDay technology	84 months	2,396	(10)	2,386	—	—	—
Internally generated capitalized software	36 months	5,006	(3,000)	2,006	5,006	(2,733)	2,273
Other	various	326	(11)	315	326	(8)	318

Total		$30,847	$(8,175)	$22,672	$28,451	$(7,138)	$21,313

Amortization of intangible assets included in selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 amounted to $1,037 and $1,624, respectively.  Future annual amortization expense expected is as follows:

Years ending June 30,

2016	$3,435
2017	$4,437
2018	$3,404
2019	$2,941
2020	$2,309

Goodwill consists of the following:

Description	Amount
Balance at June 30, 2015	$35,833
DraftDay preliminary purchase price allocation	2,622
Balance at September 30, 2015	$38,455

7. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	September 30, 2015	June 30, 2015

Line of Credit Promissory Note (the "Note")	10/24/17	20,000	19,566	19,516
Unsecured Demand Loans (the "Loans")	On Demand	—	—	1,575
Line of Credit Grid Note (the "Grid Note")	12/31/16	10,000	6,575	3,000

Total Loans Payable			$26,141	$24,091

Line of Credit Promissory Note

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

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of September 30, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at September 30, 2015, was $19,566, which includes accretion of the discount of $166 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

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

Interest expense on the Note was $613 for the three months ended September 30, 2015.

Unsecured Demand Loans

During the year ended June 30, 2015, Mr. Sillerman made the following demand loans (the "Loans") to the Company:

Date	Amount

12/19/2014	$2,000
1/14/2015	2,000
1/30/2015	2,000
2/13/2015	750
2/26/2015	1,000
3/2/2015	1,000
3/16/2015	3,000
4/20/2015	1,000
5/5/2015	500
5/14/2015	325

Total	$13,575

Each of the Loans bear interest at the rate of 12% per annum. Principal and interest due under the Loans shall be due and payable upon demand. The principal amount of the Loans may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loans to fund working capital requirements and for general corporate purposes.

As discussed in Note 9, Stockholders' Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. On July 1, 2015, the Company repaid the remaining $1,575 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at September 30, 2015 and June 30, 2015 was $0 and $1,575, respectively.

Interest expense on the Loans was $1 for the three months ended September 30, 2015.

Line of Credit Grid Note

On June 11, 2015, the Company and Sillerman Investment Company IV, LLC ("SIC IV") entered into a Line of Credit Grid Note (the "Grid Note"). The Grid Note provides a right for the Company to request advances under the Grid Note from time to time in an aggregate amount of up to $10,000. The Grid Note bears interest at a rate of 12% per annum, payable in cash on the maturity of the Grid Note. From and after the occurrence and during the continuance of any event of default under the Grid Note, the interest rate is automatically increased to 14% per annum.

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

The Company made requests for advances under the Grid Note, and SIC IV made advances to the Company as follows:

Date	Amount

6/11/2015	$1,000
6/24/2015	2,000
7/31/2015	1,000
8/31/2015	2,000
9/15/2015	1,000
9/29/2015	1,000

Total	$8,000

On July 1, 2015, the Company repaid $1,425 of the Grid Note. Therefore, the outstanding balance of the Grid Note at September 30, 2015 was $6,575. See Note 14, Subsequent Events, for details of borrowings on the Grid Note subsequent to September 30, 2015.

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

Interest expense on the Grid Note for the three months ended September 30, 2015 was $96.

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

Litigation

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

9. Stockholders’ Equity

Common Stock

As of September 30, 2015 and June 30, 2015, there were 300,000,000 shares of authorized common stock, and 25,060,277 and 23,383,125 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Preferred Stock

The Company has authorized three series of preferred stock, including classes of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. At this time, there is no Series A or Series B preferred stock outstanding. Only Series C Preferred Stock is outstanding, as described below.

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

At September 30, 2015 and June 30, 2015, there were no shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock outstanding.

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

The Series C Convertible Redeemable Preferred Stock is not classified as a component of stockholders' equity in the accompanying consolidated balance sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recored as an addition within the Series C Convertible Preferred Stock account in the amount of $307 for the three months ended September 30, 2015.

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

Non-controlling Interest

As discussed in Note 4, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own.

10. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 6,250,000 shares of common stock for delivery under the Plan.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2015, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2015	466,257	$41.00
Granted	271,427	1.63
Vested	(323,177)	1.70
Forfeited and canceled	(115,947)	2.05
Nonvested at September 30, 2015	298,560	$62.17

Compensation expense related to restricted stock was $4,991 and $5,508 for the three months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was $7,980 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for three months ended September 30, 2015:

	Number of Options	Weighted average exercise price
Outstanding at June 30, 2015	1,181,818	$11.19
Granted	—	—
Exercised	—	—
Forfeited and canceled	(148,896)	7.02
Outstanding at September 30, 2015	1,032,922	$11.78
Exercisable at September 30, 2015	763,565	$14.27

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  There were no options granted during the three months ended September 30, 2015. The fair value of the options granted during the three months ended September 30, 2014 were estimated based on the following weighted average assumptions:

Three Months Ended September 30, 2014
Expected volatility	80%
Risk-free interest rate	2.10%
Expected dividend yield	—
Expected life (in years)	6.50
Estimated fair value per option granted	$3.18

Compensation expense related to stock options of $173 and $1,882 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $710 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

11.  Income Taxes

For the three months ended September 30, 2015 and 2014, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At September 30, 2015 the Company has a Net Operating Loss carryforward of approximately $169,190, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of September 30, 2015 and June 30, 2015. The deferred tax liability, net is included in other long term liabilities in the accompanying consolidated balance sheets. Income tax expense for the three months ended September 30, 2015 and 2014 was $22 and $22, respectively.
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

12.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2015 and 2014, the Company billed Circle $7 and $7, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of September 30, 2015 and June 30, 2015 was $118 and $113, respectively. The Company is in the process of terminating the shared services agreement with Circle.

The Company also entered into a shared services agreement with SFX, pursuant to which it shares costs for services provided by several of the Company's and/or SFX's employees. Such employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The Audit Committee of each company's Board of Directors reviews and, if appropriate, approves the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. The Company entered into an amendment (the “Amendment”) to the shared services agreement on January 22, 2015, pursuant to which the Company may provide additional services to SFX, and SFX may provide certain services to the Company. In particular, the shared services agreement provides that, in addition to services already provided, certain employees of the Company may provide human resources, content and programming, and facilities services to SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. In addition, the Amendment provides that SFX may provide certain tax services to the Company, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent.

For the three months ended September 30, 2015 and 2014, the Company billed SFX $199 and $168, net of amounts billed by SFX to the Company, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of September 30, 2015 and June 30, 2015 was $199 and $146, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the three months ended September 30, 2015, the Company was billed $96 in connection with the Sales Agreement. On September 22, 2015, the parties agreed to terminate the Sales Agreement, and the Company subsequently hired 8 members of the SFX sales team as of that date.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten year period. For the three months ended September 30, 2015 and 2014, the Company recognized $125 and $125, respectively, of revenue related to this agreement.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of September 30, 2015 and September 30, 2014 to a fair value of $10 and $10. The Company recorded gains of $0 and $5 to other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of September 30, 2015, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792 as of June 30, 2015. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment. See Note 4, Acquisitions, for details related to payments made on the contingent consideration during the three months ended September 30, 2015.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at June 30, 2015	$4,802
Additions to Level 3	—
Unrealized (gains) losses for the period included in other income (expense), net	—
Payments	(1,728)
Balance at September 30, 2015	$3,074

14.  Subsequent Events

Line of Credit Draws
As discussed in Note 7, Loans Payable, on June 11, 2015, SIC IV agreed to provide a Line of Credit Grid Note to the Company of up to $10,000 (the “Grid Note”). On October 14, 2015 and October 30, 2015, the Company borrowed additional amounts of $500 and $600, respectively, under the Grid Note. As of the filing of this Form 10-Q, the balance of the Grid Note is $7,675.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and in the Company's Annual Report on Form 10-K filed on September 21, 2015. Our historical results of operations reflected in our consolidated financial statements are not necessarily indicative of our future results of operations.

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

In addition, we recently acquired an interest in DraftDay Gaming Group, Inc. DraftDay Gaming Group is the market leading business-to-business operator of daily fantasy sports in the United States and Canada.  DraftDay supplies a full white-label solution that allows businesses to participate in the fast growing skill-based game market.

As discussed more fully in under "Special Committee" below, our Board of Directors has formed a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of the Company, or other possible transactions. This Special Committee has been formed and is in the process of considering various alternatives.

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

From the launch of the Viggle App on January 25, 2012, and through Sept 30, 2015, 10,013,203 users have registered for Viggle, of which we have deactivated 224,677 for a total of 9,788,526 net registered users.  As of Sept 30, 2015, our members have checked-in to 508,332,814 TV programs and 191,819,864 songs and spent an average of 58 minutes and 11 seconds of active time within the Viggle App per session.  Over 1.3 million users have tagged a song in the Viggle App.

Our rewards catalog consists of a variety of deals, sweepstakes, products, digital entertainment, Viggle merchandise (such as t-shirts) and select retail gift cards. Users may redeem points for song downloads from over 7 million titles, including, for example, Billy Joel's "The Longest Time" for 3,500 points.  Users may also redeem points to participate in sweepstakes for a chance to win brand name merchandise or trips, redeem 18,800 points for a $5 Best Buy gift card, or redeem 37,000 points for a Viggle t-shirt. From time to time, we may change the rewards offered and the number of points required to earn any given reward.  As of June 30, 2015, users have earned over 129 billion points (monthly earned burned report), including 12.4 billion points through Viggle's new music service. As of June 30, 2015, users have redeemed approximately 71 billion points (earned burned report) for a total of approximately 5.6 million rewards, for an average of 12,667 points per reward redemption (points divided by # of rewards). The total retail value of rewards redeemed through June 30, 2015 is approximately $28.6 million.

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

Wetpaint operates media properties that attracted approximately 7.4 million unique monthly users in June 2015 and have a combined social reach of approximately 9.7 million Facebook “likes” and followers on Twitter. For Wetpaint, we define a monthly unique user as any visitor who has accessed Wetpaint through its websites or mobile websites in the month of measurement, as measured by Google Analytics.

We define Total Reach as the total amount of registered users for Viggle and average unique monthly users of the Wetpaint media properties during a month. We define Active Reach as the amount of monthly active users for the Viggle App and the average cumulative number of times people have “liked” a Wetpaint page on Facebook, plus the average cumulative number of times people have “followed” a Wetpaint account on Twitter during a month. For the three months ended June 30, 2015, the average Total Reach and Active Reach were approximately 18.6 million and 9.6 million respectively.

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

DraftDay.com

On September 8, 2015, the Company and its subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports. The DraftDay Business operates a daily fantasy sports website at DraftDay.com. The DraftDay.com Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions. The DraftDay Business has paid out more than $30 million in prize winnings since its inception. The Company is continuing to develop its business plans for the DraftDay Business in connection with the Special Committee's continuing review of strategic alternatives, as noted below.

DraftDay Gaming Group is the market leading business-to-business operator of daily fantasy sports in the United States and Canada.  DraftDay supplies a full white-label solution that allows businesses to participate in the fast growing skill-based game market. By using DraftDay's white label solution, a business can offer a fantasy sports product to its customers without incurring the ongoing technology costs and other capital expenditures.  By focusing on offering white label solutions to businesses, DraftDay’s strategy is to build a network of players through the established databases of DraftDay's participating clients. DraftDay believes that this strategy will minimize costs of user acquisition.  In addition, the aggregated network of users across DraftDay's clients' databases creates larger prize pools to generate higher player engagement and retention.  DraftDay continues to develop its business plan by focusing on the regulated market of casinos as well as the entertainment and sports industries.

DraftDay's business is subject to an evolving legislative and regulatory landscape. Some states either use a more restrictive test of whether a game is one of skill or have specific laws outlawing pay-to-play fantasy sports. Therefore, DraftDay does not operate in Arizona, Iowa, Louisiana, Montana, Nevada, Vermont or Washington. In addition, on November 10, 2015, the Attorney General of New York issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under the laws of the State of New York and instructing them to cease their offerings to New York residents. As a result, we have ceased our fantasy sports offerings to New York residents, pending further developments on the matter.

Special Committee

In the Company's Quarterly Report on Form 10-Q filed on May 11, 2015, the Company reported that its Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of the Company, or other possible transactions. This Special Committee has been formed and is in the process of considering various alternatives.

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

Results of Operations

Results for the three months ended September 30, 2015 and 2014 (amounts in thousands)

	Three Months Ended September 30,
	2015	2014	Variance
Revenues	$5,052	$6,476	$(1,424)
Cost of watchpoints and engagement points	(2,022)	(1,164)	(858)
Selling, general and administrative expenses	(15,566)	(22,771)	7,205
Operating loss	(12,536)	(17,459)	4,923
Other income (expense):
Other income, net	—	5	(5)
Interest expense, net	(854)	(127)	(727)
Total other expense	(854)	(122)	(732)
Net loss before provision for income taxes	(13,390)	(17,581)	4,191
Income tax expense	(22)	(22)	—
Net loss	$(13,412)	$(17,603)	$4,191

Consolidated Operating Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (amounts in thousands)

Revenues

Revenue in the three months ended September 30, 2015 was $5,052, a decrease of $1,424 from the three months ended September 30, 2014. The decrease was primarily from decreased third party advertising on the Viggle App and barter revenue.

Cost of Watchpoints and Engagement Points

Cost of watchpoints and engagement points for the three months ended September 30, 2015 was $2,022, an increase of $858 from the three months ended September 30, 2014. Such costs relate to the cost of Viggle reward points earned by users of the App for checking into shows and engaging with advertising content. The increase is primarily due to users earning more reward points during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,566 for the three months ended September 30, 2015, a decrease of $7,205 from the three months ended September 30, 2014. The decrease was driven by decreases in stock based compensation of $2,398, personnel costs of $2,321, marketing costs of $909 and technology related costs of $708.

Interest Expense, Net

Interest expense, net was $854 for the three months ended September 30, 2015, an increase of $727 from the three months ended September 30, 2014. The increase was due to higher levels of debt during the three months ended September 30, 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At September 30, 2015 and June 30, 2015, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit. For the three months ended September 30, 2015, the Company recorded an income tax provision of $22 to reflect tax amortization of the Company's goodwill.

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
	Three months ended September 30, 2015	Three months ended September 30, 2014
Cost of watchpoints and engagement points as reported	$(2,022)	$(1,164)
Adjustment to cost of watchpoints and engagement points	(256)	281
Adjusted cost of watchpoints and engagement points	(2,278)	(883)

Selling, general and administrative expenses as reported	(15,566)	(22,771)
Adjustment to selling, general and administrative expenses	(29)	31
Adjusted selling, general and administrative expenses	$(15,595)	$(22,740)

Reconciliation of operating loss to Adjusted EBITDA (amounts in thousands)
	Three months ended September 30, 2015	Three months ended September 30, 2014
Operating loss as reported	$(12,536)	$(17,459)
Add:
Stock compensation costs	5,164	7,562
Adjustment to cost of watchpoints and engagement points	(256)	281
Adjustment to selling, general and administrative expenses	(29)	31
Depreciation and amortization costs	1,196	1,800
Adjusted EBITDA *	$(6,461)	$(7,785)
* Adjusted EBITDA is a non-GAAP measure, but shown above it represents operating loss plus depreciation and amortization, stock based compensation, certain one-time selling, general and administrative costs, and adjustment to rewards costs

Liquidity and Capital Resources (amounts in thousands)

Cash

At September 30, 2015 and June 30, 2015, we had cash balances of $1,521 and $4,217, respectively.

Available Line of Credit

As of September 30, 2015, the Company had approximately $3,400 available under its lines of credit.

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

Our current plan will require capital of approximately $16,700 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, marketing expenditures, server capacity, research and development, office space and capital expenditures. As of the date of this filing on form 10-Q, we have approximately $3,400 available under our existing lines of credit. In order to meet our capital requirements for the next 12 months, we anticipate that we will need approximately $11,800 in new capital (in excess of the cash currently held by us of approximately $1,500 and the $3,400 available as noted above). We believe revenue will continue to improve over the next 12 months as we sell more advertising within the App and on our websites. Additionally, we believe that as our user base grows, we will be able to introduce specific brand offers, additional sweepstakes, and digital rewards into our rewards catalog, which will help reduce cash required to fund rewards. As our App becomes more popular, we plan to increase the number of points needed to redeem certain rewards, which in turn should reduce the cash required to fund rewards. During Fiscal 2015, we increased our revenue and added new rewards to the catalog which required less cash to purchase than some of our previous rewards. This enabled us to reduce our cash outlay for rewards. As we continue to add new items to our rewards catalog, we will focus on how those items are priced in points with the goal of reducing our cash outlay for rewards. Although the increase in revenue and the addition of lower cost rewards suggest that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of registered active users and the activity of those users within the App. It may be challenging to grow revenue as our company faces many competitors seeking to gather revenue in the same manner. Advertising budgets can shift rapidly and the benefits previously seen by advertisers could shift away from mobile platforms to something new. We may not be able to deliver enough users to our advertisers to grow revenue. The level of engagement activity currently seen within the App may slow and the potential revenue per user would fall accordingly. In addition, growing our user base makes us more attractive to advertisers, but will also increase our total rewards cost as new users earn points within the App. We will need to increase our revenue per user above the average cash cost per user in order to achieve profitability. There is no guarantee that we will be able to do so. Our ability to purchase rewards for greater discounts as we buy more may not be sustainable and we may reach a floor on the level of discounting. We have no plan to materially adjust the overall points pricing within our rewards catalog; however, we may find a wholesale re-pricing necessary to reduce the cash needed to fund our rewards program. Adjusting the points needed to redeem a reward may decrease our funding requirements, but may have the counter-balancing effect of discouraging user acceptance and satisfaction.

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

Cash Flows for the three months ended September 30, 2015 (amounts in thousands)

	Three Months Ended September 30,
	2015	2014

Net cash (used in) provided by operating activities	$(3,503)	$628
Net cash provided by (used in) investing activities	$535	$(243)
Net cash provided by (used in) financing activities	$272	$(270)

Operating Activities

In the three months ended September 30, 2015, net cash used in operating activities was $3,503, including our net loss of $13,412, non cash, stock based compensation charges of $5,164, and depreciation and amortization of $1,196. In addition, net cash inflows from changes in operating assets and liabilities was $1,771, primarily due to an increase in accounts payable of $3,082.

In the three months ended September 30, 2014, net cash provided by operating activities was $628, including our net loss of $17,603, non cash, stock based compensation charges of $7,562 and depreciation and amortization of $1,800. In addition, net cash inflows from changes in operating assets and liabilities was $8,875, primarily as a result from increases in other assets of $5,000 and accounts payable and accrued expenses of $3,778.

Investing Activities

Cash provided by investing activities in the three months ended September 30, 2015 was $535 consisting of cash acquired, net of cash paid for the acquisition of DraftDay.

Cash used in investing activities in the three months ended September 30, 2014 was $243 consisting of capitalized portion of App development costs and investments in computer related equipment.

Financing Activities

Cash provided by financing activities in the three months ended September 30, 2015 of $272 consisted of net borrowings on the Company's lines of credit.

Cash used in financing activities in the three months ended September 30, 2014 of $270 consisted of purchases of common shares from a former executive of the Company.
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

During the three months ended September 30, 2015, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This standard requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 (July 1, 2017 for the Company). The Company does not believe that the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

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

On September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $13,412 and $17,603 for the three months ended September 30, 2015 and September 30, 2014, respectively. We have an accumulated deficit of approximately $380,604 as of September 30, 2015 and $367,360 as of June 30, 2015. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will be able to sustain our current revenue growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

As of September 30, 2015, we have outstanding stock options and warrants to purchase 2,991,297 shares of common stock and unvested restricted stock units for 298,560 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have 2,780,131 shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. In addition, we currently have 10,000 shares of Series C Convertible Preferred Stock outstanding, which are convertible into 2,500,000 shares of common stock. We may also grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

As of November 10, 2015, approximately 8,700,00 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and current affiliates and insiders representing control of approximately 35.0% of the total voting power. This includes 8,230,623 shares of our common stock held by an entity controlled by Mr. Sillerman. In addition, an entity controlled by Mr. Sillerman holds 10,000 shares of our Series C Convertible Preferred Stock, which are convertible into 2,500,000 shares of our common stock. In addition, Mr. Sillerman, entities controlled by him, and our other executive officers and directors hold options and warrants to purchase approximately 2,400,000 shares of our common stock. If all of these options and warrants were exercised, and the Series C Convertible Stock were converted into common stock, Mr. Sillerman and our executive officers and directors would hold nearly a majority of our total voting power. As a result, Mr. Sillerman and current affiliates and insiders essentially have the ability to elect all of our directors and to approve any action requiring stockholder action, with the vote of only a very small number of other stockholders.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We entered into a Sales Agency Agreement with SFX pursuant to which SFX exclusively represented us in the sale of advertising and sponsorships. The Sales Agency Agreement has been terminated, and we have hired nine members of the SFX sales team. However, it will take time for this new sales team to generate sales of advertising and sponsorships, and our sales could suffer as a result.

We entered into a Sales Agency Agreement pursuant to which SFX exclusively represented us in the sale of advertising and sponsorships. As part of the Sales Agency Agreement, we consented to SFX's hiring of 25 members of our sales team, and during the term of the agreement, we had no sales force. The Sales Agency Agreement has now been terminated, and as part of the termination, we have hired nine members of the SFX sales team. However, it will take time for this new sales team to shift its focus entirely to us, and it will take time for this new sales team to generate sales of advertising and sponsorships. As a result, our revenues could suffer.

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

Failure to successfully combine and integrate the businesses of Wetpaint, Dijit, Choose Digital or DraftDay in the expected time frame may adversely affect our future results.

The success of our acquisitions of Choose Digital, Wetpaint, Dijit, Choose Digital and DraftDay will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Choose Digital, Wetpaint, Dijit and DraftDay with our existing business. To realize these anticipated benefits, the businesses of Choose Digital, Wetpaint, Dijit and DraftDay must be successfully integrated and combined. If users of each of the Choose Digital, Wetpaint, Dijit, DraftDay and Viggle services do not prove to have an affinity to the new complementary services they are introduced to, results of the combination could be worse than anticipated. Our management may face significant challenges in consolidating Choose Digital's, Wetpaint’s, Dijit's and DraftDay's functions with ours, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If Choose Digital, Wetpaint, Dijit and DraftDay are not successfully integrated, the anticipated benefits of our acquisitions of Choose Digital, Wetpaint, Dijit and DraftDay may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from our acquisitions of Choose Digital, Wetpaint, Dijit and Choose Digital may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, users, and others with whom they have business or other dealings.

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

We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable or that may cost us additional money for points given in connection with such activity. While our terms and conditions limit one account per person and we have specific controls in place to avoid fraud, such as limiting the number of accounts allowed per device and the number of points per day, there is no assurance that our controls will be effective. As a result, estimates of our registered users, monthly active users or other statistical information may be inflated as there may be some instances of double-counting users. We are aware that some people will attempt to evade our rules in an effort to accumulate excess points through a multitude of methods including, but not limited to, establishing multiple accounts, mimicking app activity through “scripting,” and using multiple devices simultaneously. We monitor our users to determine if any are attempting to do so and consider this fraudulent activity a violation of our published terms and conditions. We invalidate users whom we believe to violate these terms and conditions and continually make efforts to improve our systems to detect fraud and improve our defenses. Through September 30, 2015, we have invalidated 224,677 accounts for suspicious activity of a total of 10,013,203 registered accounts. Invalid clicks could result from inadvertent clicks or click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. If fraudulent or other malicious activity occurs, and we are unable to detect and prevent it, we could also experience increased costs relating to awarding points as a result of these activities. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue and increased costs.

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

Our business has substantial indebtedness

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2015, we had total debt outstanding of approximately $26,000. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We made an investment in DraftDay Gaming Group, Inc., which operates a daily fantasy sports website. Companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator, state attorney general or US Attorney takes the position that DraftDay's business operates in violation of applicable laws, or if laws are changed, it could force DraftDay to cease operating in certain states or to change its business models in ways that could materially and negatively impact its business. Current regulations require that DraftDay operate in a manner that may result in financial risk.

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

Even if DraftDay operates in compliance with UIGEA, individual states can take more restrictive positions. In most U.S. states, fantasy sports currently is generally considered a game of skill and therefore not considered gambling. However, some states either use a more restrictive test of whether a game is one of skill or have specific laws outlawing pay-to-play fantasy sports. Therefore, DraftDay does not operate in Arizona, Iowa, Louisiana, Montana, Nevada, Vermont or Washington. In addition, on

November 10, 2015, the Attorney General of New York issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under the laws of the State of New York and instructing them to cease their offerings to New York residents. As a result, we have ceased our fantasy sports offerings to New York residents, pending further developments on the matter. The legislative and regulatory environment for daily fantasy sports is evolving. The fantasy sports market has been subject to a significant amount of publicity and scrutiny in recent months. A number of states have recently undertaken reviews of the fantasy sports market to determine whether to regulate the market. Either the U.S. government or additional states could potentially pass laws or interpret their current laws in ways in a manner that would cause DraftDay to cease operating in those states, or to change the manner in which it operates. Any such change could materially and adversely affect DraftDay's business.

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

We own a significant but minority interest in DraftDay. DraftDay has a management services agreement with Sportech Racing, LLC pursuant to which Sportech provides management services to DraftDay. Having management services provided by a third party could create conflicts of interest and could cause DraftDay's management to be less focused on the development of DraftDay's business.

DraftDay entered into a management services agreement with Sportech Racing, LLC. Under the agreement, Sportech is to manage the day-to-day operations of the company. The chief executive officer of DraftDay, Richard Roberts, is an employee of Sportech. Not having the full time and attention of the chief executive officer or other individuals providing services to DraftDay could cause DraftDay's business results to suffer. In addition, certain other of our employees will need to attend to the needs of DraftDay, which could divert their time and attention as well.

ITEM 2. Unregistered Sale of Equity and Use of Proceeds

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

VIGGLE INC.

November 13, 2015	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

November 13, 2015	By:	/s/ OLGA BASHKATOVA
Olga Bashkatova
Principal Accounting Officer