Form 10-Q
period 2015-12-31
DraftDay Fantasy Sports, Inc.
filed 2016-03-04
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 00-13803

DraftDay Fantasy Sports, Inc.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2015, based on the closing price of such stock on the NASDAQ stock market on such date, was $11,861,860.

As of March 4, 2016, there were 33,891,030 shares of the registrant’s common stock outstanding.

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

As used in this report:

•	"DraftDay" refers to DraftDay Fantasy Sports, Inc., a Delaware corporation formerly known as Viggle Inc. (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to DraftDay and its subsidiaries, individually, or in any combination

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"SIC III" refers to Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman

•	"SIC IV" refers to Sillerman Investment Company IV, LLC, a company affiliated with Mr. Sillerman

•	"SIC VI" refers to Sillerman Investment Company VI, LLC, a company affiliated with Mr. Sillerman

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.  FINANCIAL STATEMENTS

DraftDay Fantasy Sports, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$732	$4,217
Accounts receivable (net of allowance for doubtful accounts of $75 at December 31, 2015 and June 30, 2015)	531	838
Prepaid expenses	1,668	483
Other receivables	185	661
Current assets of discontinued operations	1,977	3,431
Total current assets	5,093	9,630
Restricted cash	440	695
Property & equipment, net	2,066	2,334
Intangible assets, net	6,552	18,683
Goodwill	15,652	30,632
Other assets	1,447	270
Non-current assets of discontinued operations	7,567	7,985
Total assets	$38,817	$70,229

Liabilities, convertible redeemable preferred stock and stockholders' equity/(deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,728	$5,248
Contingent consideration liability	1,716	4,792
Common stock warrant liability	10	10
Deferred revenue	560	593
Current portion of loan payable	4,563	1,575
Current liabilities of discontinued operations	16,130	13,278
Total current liabilities	34,707	25,496
Loans payable, less current portion	19,616	22,516
Deferred revenue	3,604	3,854
Other long-term liabilities	1,593	1,678
Noncurrent liabilities of discontinued operations	564	538
Total liabilities	60,084	54,082
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of December 31, 2015 and June 30, 2015	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 10,000 shares as of December 31, 2015 and June 30, 2015	12,280	11,815
Commitments and contingencies
Stockholders' (deficit):
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of December 31, 2015 and June 30, 2015	—	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 33,891,030 and 23,383,125 shares as of December 31, 2015 and June 30, 2015, respectively	34	23
Additional paid-in-capital	399,305	383,585
Treasury stock, 215,164 shares at December 31, 2015 and June 30, 2015	(11,916)	(11,916)
Accumulated deficit	(424,780)	(367,360)
Non-controlling interest	3,810	—
Total stockholders' (deficit)/equity	(33,547)	4,332
Total liabilities, convertible redeemable preferred stock and stockholders' (deficit)/equity	$38,817	$70,229

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Revenues	$1,782	$1,544	$3,255	$2,890
Selling, general and administrative expenses	(10,025)	(14,035)	(19,409)	(25,018)
Impairment loss (see Note 3)	(30,402)	—	(30,402)	—
Operating loss	(38,645)	(12,491)	(46,556)	(22,128)

Other (expense) income:
Other income, net	1	—	3	5
Interest expense, net	(926)	(353)	(1,783)	(480)
Total other expense	(925)	(353)	(1,780)	(475)

Net loss before provision for income taxes	(39,570)	(12,844)	(48,336)	(22,603)

Income tax expense	—	—	—	—

Net loss from continuing operations	$(39,570)	$(12,844)	$(48,336)	$(22,603)

Net loss from discontinued operations	(5,124)	(9,386)	(9,773)	(17,230)

Net loss	(44,694)	(22,230)	(58,109)	(39,833)

Accretion of Convertible Redeemable Preferred Stock	74	16	148	16

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(306)	(37)	(613)	(37)

Less: Net loss attributable to non-controlling interest	522	—	689	—

Net loss attributable to DraftDay Fantasy Sports, Inc. common stockholders	$(44,404)	$(22,251)	$(57,885)	$(39,854)

Net loss per common share - basic and diluted:
Continuing operations	$(1.41)	$(0.80)	$(1.86)	$(1.42)
Discontinued operations	$(0.18)	$(0.59)	$(0.38)	$(1.08)
Net loss per share attributable to DraftDay Fantasy Sports, Inc. common stockholders - basic and diluted	$(1.60)	$(1.39)	$(2.24)	$(2.51)

Weighted average common shares outstanding - basic and diluted	27,804,073	16,042,627	25,856,755	15,891,841

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(amounts in thousands)

	Common Stock	Class B Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
Balance July 1, 2015	$23	$—	$383,585	$(11,916)	$(367,360)	$—	$4,332
Net loss					(58,109)		(58,109)
Net loss attributable to non-controlling interest					689	(689)	—
Common shares issued for DraftDay acquisition	2		1,755			1,024	2,781
Common shares and warrants of DraftDay issued for management service contracts						3,475	3,475
Conversion of debt to common stock	9		4,103				4,112
Accretion of Series C Convertible Redeemable Preferred Stock			148				148
Undeclared Series C Preferred Stock Dividend			(613)				(613)
Restricted stock - share based compensation			9,981				9,981
Employee stock options - share based compensation			346				346
Balance December 31, 2015 (unaudited)	$34	$—	$399,305	$(11,916)	$(424,780)	$3,810	$(33,547)

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(Unaudited)

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Operating activities:
Net loss	$(58,109)	$(39,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	9,981	12,551
Employee stock options - share based compensation	346	2,798
Share based compensation in connection with Securities Purchase Agreement	—	3,072
Decrease in fair value of common stock warrants	—	(5)
Depreciation and amortization	2,435	3,283
Impairment loss	30,402
Accretion of note discount	100	16
Changes in operating assets and liabilities:
Accounts receivable, net	2,036	464
Other receivables	621	(277)
Prepaid expenses	596	(172)
Restricted cash	255	5,005
Other assets	(5)	42
Deferred revenue	(283)	(535)
Accounts payable and accrued expenses	6,406	2,763
Reward points liability	140	2,059
Other liabilities	(59)	63
Other	94	—
Net cash used in operating activities	(5,044)	(8,706)

Investing activities:
Acquisitions, net of cash acquired	535	—
Purchase of property and equipment	—	(113)
Capitalized software costs	—	(191)
Net cash provided by (used in) investing activities	535	(304)

Financing activities:
Proceeds from loans	7,100	21,400
Repayments on loans	(3,000)	(15,000)
Sale of Class C Convertible Redeemable Preferred Stock	—	3,000
Payments related to contingent consideration	(3,076)	—
Purchase of common shares from former officer	—	(270)
Net cash provided by financing activities	1,024	9,130

Net (decrease) increase in cash	(3,485)	120
Cash at beginning of period	4,217	7
Cash at end of period	$732	$127

Supplemental cash flow Information:
Cash paid during the period for interest	$—	$201

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$—	$449
Common stock and warrants issued for DraftDay acquisition	$1,757	$—
Common stock and warrants issued for management service contracts	$3,475	$—
Loans converted to common stock	$4,112	$—

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

On January 27, 2016, the Company changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc. ("DraftDay"), and changed its ticker symbol from VGGL to DDAY. It now conducts business under the name DraftDay Fantasy Sports, Inc.

The consolidated financial statements include the accounts of DraftDay, its wholly-owned subsidiaries, and DraftDay Gaming Group, Inc. ("DDGG").  The Company has nine wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Nextguide Inc., Wetpaint.com, Inc., and Choose Digital Inc., each a Delaware corporation. DraftDay owns approximately 49% of the issued and outstanding common stock of DDGG, and also appoints a majority of the members of its Board of Directors. The assets, liabilities and operations related to Loyalize Inc., and Nextguide Inc. (as well as the portion of the assets relating to our discontinued rewards business within the Company) have been classified as discontinued operations on the accompanying consolidated financial statements for all periods presented. All intercompany transactions and balances have been eliminated.

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

2.  Lines of Business

The Company's Lines of Business

The Company conducts business through 3 operating segments:Wetpaint, Choose Digital, and DDGG. These operating segments are described below.
Through wetpaint.com, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 70 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

Choose Digital is a "white label" digital marketplace featuring a recent and wide range of digital content, including music, movies, TV shows, eBooks and audiobooks. The content is sourced from the world’s leading record companies and book publishers and a leading aggregator of movie and TV content. Choose Digital generates revenues when participants in Choose Digital's clients' loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

The Company's wholly owned subsidiary, DDGG, made a recent investment in the DraftDay.com platform. Through DraftDay.com, users can draft a fantasy sports team within a salary cap, follow game action and reap rewards.  DraftDay.com will continue to offer high-quality entertainment to consumers as well as to businesses desiring turnkey solutions to new revenue streams. See Note 6, Acquisitions, for further details on this acquisition.

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of December 31, 2015 and June 30, 2015 was $75.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended December 31, 2015 and December 31, 2014 were $410 and $0.

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

Historically, the Company had one reporting unit. However, in connection with the Asset Purchase Agreement (the "Perk Agreement") with Perk.com, Inc. ("Perk") entered into on December 13, 2015 to sell a significant portion of the Company's assets (see Note 2, Lines of Business), the remaining operations were divided into 3 reporting units (see Note 4, Segments). The Company engaged a third-party valuation firm to test the Choose Digital and Wetpaint reporting units for goodwill impairment. The DDGG reporting unit was not tested for impairment at December 31, 2015 due to the fact that the acquisition of this entity occurred in September 2015. The Company determined that the fair value of each of the reporting units tested was significantly below its respective carrying value, indicating that goodwill related to the Choose Digital and Wetpaint reporting units may be impaired. The Company determined the fair value of all long-lived assets other than goodwill related to each reporting unit and calculated the residual goodwill value for each. Upon comparing the residual goodwill values to the respective carrying values, the Company determined that there was an impairment loss on both the Choose Digital and Wetpaint reporting units.

The Company recorded an impairment loss of $2,095 related to the Choose Digital reporting unit and $15,507 related to the Wetpaint reporting unit during the three months ended December 31, 2015.

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

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 6, Acquisitions for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015, the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,086.

At December 31, 2015, as described above, the Company determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, the Company recorded a loss of $1,331 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,469 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the three months ended December 31, 2015.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $386 and $1,610 as of December 31, 2015 and June 30, 2015, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software. The change in capitalized software is due to impairment of long-term assets related to the Choose Digital and Wetpaint businesses described earlier.

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

The Company recognized barter revenue and barter expense in the amount of $217 and $424 for the three and six months ended December 31, 2015, respectively, and $301 and $362 for the three and six months ended December 31, 2014, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and six months ended December 31, 2015 was $239 and $480, respectively, including barter expense. Marketing expense for the Company for the three and six months ended December 31, 2014 was $471 and $539, respectively, including barter expense.

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

4. Segments

Historically, the Company had one operating segment. However, in connection with the Perk Agreement entered into on December 13, 2015 to sell the Viggle rewards business (discontinued operations), which represents a significant portion of the Company's assets and revenues (see Note 2, Lines of Business), the Company's remaining operations were divided into 3 operating segments, as described below. These segments offer different products and services and are currently presented separately in internal management reports, and managed separately.

•	Wetpaint: a media channel reporting original news stories and publishing information content covering top television shows, music, celebrities, entertainment news and fashion.

•	Choose Digital: a business-to-business platform for delivering digital content.

•	DDGG: a business-to-business operator of daily fantasy sports.

The accounting policies followed by the segments are described in Note 3, Summary of Significant Accounting Policies. The operating segments of the Company include the assets, liabilities, revenues and expenses that management has determined are specifically or primarily identifiable to each segment, as well as direct and indirect costs that are attributable to the operations of each segment. These direct costs are the operational costs that are administered by the Company following the shared services concept. Indirect costs are the costs of support functions that are provided on a centralized or geographic basis by the Company, which include, but are not limited to, finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance and other professional services and general commercial support functions.
Central support costs have been allocated to each operating segment based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method (primarily based on net sales or direct payroll costs), depending on the nature of the services received. Management considers that such allocations have been made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if the operating segments had been operated on a stand-alone basis for the periods presented.
Information regarding the results of each reportable segment is included below. Performance is measured based on unit profit after tax, as included in the internal management reports that are reviewed by the Chief Operating Decision Maker. Business unit profit is used to measure performance as management believes that such information is the most relevant in evaluating the success of each business and determining the going forward strategy for the Company as a whole.

Information about reportable segments:

	For The Three Months Ended December 31,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2015	2014	2015	2014	2015	2014	2015	2014
External revenues	530	1,102	217	237	243	—	990	1,339
Inter-segment revenues (1)	—	—	668	79	—	—	668	79

Net loss, net of income taxes (2)	(28,478)	(2,470)	(3,645)	(1,500)	(1,533)	—	(33,656)	(3,970)

	For The Six Months Ended December 31,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2015	2014	2015	2014	2015	2014	2015	2014
External revenues	1,046	2,081	415	454	326	—	1,787	2,535
Inter-segment revenues (1)	—	—	1,219	98	—	—	1,219	98

Net loss, net of income taxes (2)	(30,338)	(5,087)	(4,120)	(2,917)	(1,507)	—	(35,965)	(8,004)

Notes:
(1) The Choose Digital business provides digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost and are eliminated in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.
(3) Assets and liabilities are not presented as they are reviewed at the consolidated level by management and not accounted for by segment.

Reconciliation of net loss for reportable segments, net of income taxes to consolidated net loss from continuing operations, net of income taxes:

In thousands of U.S. dollars	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Net loss for reportable segments, net of income taxes	(33,656)	(3,970)	(35,965)	(8,004)
Other net loss	(88)	(297)	(297)	(453)
	(33,744)	(4,267)	(36,262)	(8,457)

Stock compensation related to corporate financing activities (1)	(4,250)	(7,306)	(8,500)	(11,539)
Corporate expenses allocated to discontinued operations (2)	(650)	(918)	(1,791)	(2,127)
Interest expense (3)	(926)	(353)	(1,783)	(480)
Consolidated net loss from continuing operations, net of income taxes	(39,570)	(12,844)	(48,336)	(22,603)

Notes:
(1) Stock compensation expense related to RSUs, options and warrants issues in connection with financing activities. Expenses related to financing activities are considered to be corporate expenses and are not allocated to reportable segments.

(2) Certain corporate expenses were allocated to the Viggle segment, however such expenses are not classified as discontinued operations because they are fixed and are not affected by the sales transaction.

(3) Interest expense related to corporate debt instruments is not allocated to reportable segments.

The Company continues to support the cash needs and operations of DDGG. As of December 31, 2015 the Company has transferred $474 to the DDGG subsidiary. This transfer has been accounted for as an interest free loan.

5. Discontinued Operations

On December 13, 2015, the Company entered into an Asset Purchase Agreement with Perk to sell assets related to the Company’s rewards business, including Viggle’s application. Management entered into this binding sales agreement following a strategic decision to divest the operations related to the Viggle App and place greater focus on its remaining businesses. The Company completed the sale in accordance with the Asset Purchase Agreement on February 8, 2016 (see Note 16, Subsequent Events). The Company has classified the Viggle assets, liabilities and operations as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Results of operations classified as discontinued operations:

In thousands of U.S. dollars	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Revenues	$2,330	$5,641	$5,909	$10,770
Cost of watchpoints and engagement points	(1,209)	(3,027)	(3,231)	(4,190)
Selling, general and administrative expenses	(6,224)	(11,964)	(12,408)	(23,752)
Loss before income taxes	(5,103)	(9,350)	(9,730)	(17,172)

Income taxes (see Note 13, Income Taxes)	(21)	(36)	(43)	(58)
Net loss	$(5,124)	$(9,386)	$(9,773)	$(17,230)

Cash flows used in discontinued operations:

In thousands of U.S. dollars	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Net cash used in operating activities	$(2,013)	$(6,471)	$(4,842)	$(8,506)
Net cash used in investing activities	—	(70)	—	(271)
Net cash used	$(2,013)	$(6,541)	$(4,842)	$(8,777)

Assets and liabilities of discontinued operations:

In thousands of U.S. dollars	December 31, 2015	June 30, 2015
Assets
Accounts receivable	$1,550	$3,281
Prepaid expenses	427	150
Property & equipment, net	87	114
Intangibles assets, net	2,234	2,630
Goodwill	5,201	5,201
Other assets	45	40
	9,544	11,416
Liabilities
Accounts payable and accrued expenses	6,961	4,249
Reward points payable	9,169	9,029
Deferred tax liabilities	564	538
	$16,694	$13,816

6.  Acquisitions

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital Inc. ("Choose Digital"), a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.

In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. Such amount was accrued in the accompanying Consolidated

Balance Sheets as of June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $252 of interest. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The balance of the contingent payment at December 31, 2015 was $1,502, not including $252 of interest.

Acquisition of DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DDGG entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 1,269,342 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234 due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share.

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
As a result of the transactions described above, the Company owns a total of 11,250,000 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000,000 shares of DDGG common stock, MGT Sports owns 2,550,000 shares of DDGG common stock and an additional third party owns 150,000 shares of DDGG common stock. On September 8, 2015, the various stockholders of DDGG entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement provides that all stockholders will vote their shares of DDGG common stock for a Board comprised of three members, two of which will be designated by the Company and one of which will be designated by Sportech.  As such, the operations of the DraftDay business will be consolidated with the Company's operations from the acquisition date of September 8, 2015 (see Note 11, Stockholders' Equity, for a discussion on non-controlling interest related to the portion of the DraftDay Business that the Company does not own). Mr. Sillerman will serve as the Chairman of DDGG. The Stockholders Agreement also provides customary rights of first refusal for the various stockholders, as well as customary co-sale, drag along and preemptive rights.

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

7.  Property and Equipment

Property and Equipment consists of the following:

	December 31, 2015	June 30, 2015

Leasehold Improvements	$2,886	$2,886
Furniture and Fixtures	588	588
Computer Equipment	469	458
Software	5	5
Total	3,948	3,937
Accumulated Depreciation and Amortization	(1,882)	(1,603)
Property and Equipment, net	$2,066	$2,334

Depreciation and amortization charged to selling, general and administrative expenses for the three and six months ended December 31, 2015 amounted to $139 and $279, respectively. Depreciation and amortization charged to selling, general and administrative expenses for the three and six months ended December 31, 2014 amounted to $114 and $158, respectively.

8.  Intangible Assets and Goodwill

		December 31, 2015			June 30, 2015
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	60 months	$4,932	$(3,092)	$1,840	$10,600	$(2,336)	$8,264
Wetpaint trademarks	276 months	1,423	(393)	1,030	5,800	(296)	5,504
Wetpaint customer relationships	60 months	917	(817)	100	2,000	(617)	1,383
Wetpaint non-compete agreements	36 months	—	—	—	609	(313)	296
Choose Digital licenses	60 months	829	(529)	300	1,740	(355)	1,385
Choose Digital software	60 months	627	(167)	460	550	(112)	438
DraftDay technology	120 months	2,396	(70)	2,326	—	—	—
Internally generated capitalized software	36 months	386	(203)	183	1,610	(515)	1,095
Other	various	326	(13)	313	326	(8)	318

Total		$11,836	$(5,284)	$6,552	$23,235	$(4,552)	$18,683

See Note 3, Summary of Significant Accounting Policies, for a discussion of the write-downs recorded with respect to intangible assets related to the Wetpaint and Choose Digital businesses at December 31, 2015. The changes in the gross amounts and useful lives of intangibles related to the Wetpaint and Choose Digital businesses, and to internally generated capitalized software, are a result of these write-downs during the three months ended December 31, 2015.

Amortization of intangible assets included in selling, general and administrative expenses for the three and six months ended December 31, 2015 amounted to $134 and $268, respectively.  Amortization of intangible assets included in selling, general and administrative expenses for the three and six months ended December 31, 2014 amounted to $110 and $220 respectively. Future annual amortization expense expected is as follows:

Years ending June 30,

2016	$2,042
2017	$953
2018	$834
2019	$834
2020	$834

Goodwill consists of the following:

Description	Amount
Balance at July 1, 2015	30,632
DraftDay preliminary purchase price allocation	2,622
Wetpaint impairment loss	(15,507)
Choose Digital impairment loss	(2,095)
Balance at December 31, 2015	15,652

See Note 3, Summary of Significant Accounting Policies, for a discussion of the goodwill impairment losses recorded in relation to Wetpaint and Choose Digital businesses during the three months ended December 31, 2015.

9. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	December 31, 2015	June 30, 2015

Line of Credit Promissory Note (the "Note")	10/24/17	20,000	19,616	19,516
Unsecured Demand Loans (the "Loans")	On Demand	—	—	1,575
Line of Credit Grid Note (the "Grid Note")	12/31/16	10,000	4,563	3,000

Total Loans Payable			$24,179	$24,091

Line of Credit Promissory Note

On October 24, 2014, the Company and SIC III, a company affiliated with Mr. Sillerman, entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company (see Note 11, Stockholders' Equity, for a discussion of the remaining $10,000 of the Securities Purchase Agreement). The Company also agreed to issue to SIC III warrants to purchase 1,000,000 shares of the Company’s common stock. The Company issued warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of December 31, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at December 31, 2015, was $19,616, which includes accretion of the discount of $216 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

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

Interest expense on the Note was $614 and $1,227 for the three and six months ended December 31, 2015, respectively, and $191 for the three months ended December 31, 2014.

In connection with the Company's entering into the Perk Credit Agreement (as defined below), SIC III agreed to subordinate payment of the Note to amounts owed to Perk under the Perk Credit Agreement. SIC III also consented to the consummation of the Asset Purchase Agreement with Perk, which required SIC III's consent. In exchange for such consent and such agreement to subordinate, the Company agreed to provide SIC III a security interest in the assets of the Company in connection with amounts outstanding under the Note.

The Company entered into a Security Agreement with SIC III, pursuant to which the Company pledged its assets in connection with such security interest. The foregoing descriptions of the Security Agreement is qualified in its entirety by reference to the full text of the form of Security Agreement.

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

As discussed in Note 11, Stockholders' Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. On July 1, 2015, the Company repaid the remaining $1,575 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at December 31, 2015 and June 30, 2015 was $0 and $1,575, respectively.

Interest expense on the Loans was $1 for the three and six months ended December 31, 2015, respectively, and $8 for the three months ended December 31, 2014.

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

The Company made requests for advances under the Grid Note, and SIC IV made advances to the Company as follows:

Date	Amount

6/11/2015	$1,000
6/24/2015	2,000
7/31/2015	1,000
8/31/2015	2,000
9/15/2015	1,000
9/29/2015	1,000
10/13/2015	500
10/30/2015	600
11/25/2015	1,000

Total	$10,100

On July 1, 2015, the Company repaid $1,425 of the Grid Note.

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 8,750,000 shares of the Company’s common stock at a price of $0.47 per share. Accordingly, the aggregate purchase price for such shares was $4,112.

The Company and SIC IV agreed that SIC IV would pay the purchase price for such shares by reducing the amounts outstanding under the Line of Credit. As of December 3, 2015, there was $8,675 in outstanding principal amount under the Line of Credit.
Accordingly, the principal amount of the Line of Credit was therefore reduced to $4,563.

Therefore, the outstanding balance of the Grid Note at December 31, 2015 was $4,563.

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

Interest expense on the Grid Note for the three and six months ended December 31, 2015 was $201 and $297, respectively.

In connection with the Company's entering into the Perk Credit Agreement (as defined below), SIC IV agreed to subordinate payment of the Grid Note to amounts owed to Perk under the Perk Credit Agreement. SIC IV also consented to the consummation of the Asset Purchase Agreement with Perk. In exchange for such consent and such agreement to subordinate, the Company agreed to provide SIC IV a security interest in the assets of the Company in connection with amounts outstanding under the Grid Note.

The Company entered into a Security Agreement with SIC IV , pursuant to which the Company pledged its assets in connection with such security interest. The foregoing descriptions of the Security Agreement is qualified in its entirety by reference to the full text of the form of Security Agreement.

Loan from Perk

During the three months ended December 31, 2015, Perk made two advances to the Company as follows:

Date	Amount

12/14/2015	$667
12/23/2015	333

Total	$1,000

On December 13, 2015, the Company entered into a Credit Agreement with Perk pursuant to which Perk provided a $1,000 line of credit to the Company (the “Perk Credit Agreement”). The Perk Credit Agreement provided for drawdowns pursuant to which Perk made advances to the Company, which totaled $1,000. The first advance in the amount of $667 was made on December 14, 2015. The final drawdown of $333 was made when the Information Statement relating to the transaction was filed with the SEC, which occurred on December 23, 2015. Amounts outstanding under the Perk Credit Agreement bore interest at 12% per annum, with an additional 12% if the Company was in default of its obligations under the Perk Credit Agreement.  Amounts outstanding under the Perk Credit Agreement were payable upon the closing of the sale of the Viggle assets to Perk or April 30, 2016, whichever comes first.  The Company was entitled to elect to repay all amounts outstanding pursuant to the Perk Credit Agreement by reducing the number of the shares of Perk common stock payable upon closing of the sale of the Viggle assets to Perk by 130,000 shares. The Company elected to so reduce the number of shares issuable to the Company at the closing of the asset sale transaction. Therefore, Perk agreed to deliver to the Company at closing 1,370,000 shares of Perk common stock, rather than 1,500,000 shares, and in return the amounts outstanding under the Perk Credit Agreement will be deemed repaid in full.

Therefore, the outstanding balance of the loan from Perk was $1,000 at December 31, 2015. No interest expense was recorded by the Company for the three months ended December 31, 2015.

In connection with the Perk Credit Agreement, the Company also entered into a Security Agreement, pursuant to which the Company provided Perk with a security interest in its assets to secure repayment of amounts outstanding under the Perk Credit Agreement. As the amounts payable under the Perk Credit Agreement have now been repaid in full, the Security Agreement has been terminated.

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

10. Commitments and Contingencies

Litigation

On May 4, 2015, the Company was served with a lawsuit initiated by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The lawsuit, which names the Company and each of our directors as defendants, claims a breach of fiduciary duty relating to a proposal by Mr. Sillerman to acquire a portion of Wetpaint from the Company. The lawsuit seeks to enjoin the transaction as well as unspecified damages. The lawsuit was dismissed without prejudice on November 13, 2015.

On December 22, 2015, Global Interactive Media, Inc. ("Global") served the Company with a lawsuit alleging infringement of certain of Global's patents. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

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

11. Stockholders’ Equity

Common Stock

As of December 31, 2015 and June 30, 2015, there were 300,000,000 shares of authorized common stock, and 33,891,030 and 23,383,125 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

At December 31, 2015 and June 30, 2015, there were no shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock outstanding.

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

The Series C Convertible Redeemable Preferred Stock is not classified as a component of stockholders' equity in the accompanying consolidated balance sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recored as an addition within the Series C Convertible Preferred Stock account in the amount of $306 and $613 for the three and six months ended December 31, 2015, and $37 for the three and six months ended December 31, 2014.

Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement discussed in Note 9, Loans Payable, SIC III acquired a total of 10,000 Shares of Series C Convertible Redeemable Preferred Stock for $10,000. The Company also agreed to issue to SIC III warrants to purchase a total of 500,000 shares of the Company’s common stock. The Company issued warrants to purchase 50,000 shares of the Company’s common stock for every $1,000 of purchase price paid for the shares. The exercise price of the warrants was 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

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

Subscription Agreement

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 8,750,000 shares of the Company’s common stock at a price of $0.47 per share. Accordingly, the aggregate purchase price for such shares was $4,112.

Non-controlling Interest

As discussed in Note 6, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own.

12. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Plan provides for the issuance of a maximum of 6,250,000 shares of common stock.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2015, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

The following table summarizes the Company's RSU activity for six months ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2015	466,257	$41.00
Granted	542,854	1.63
Vested	(646,354)	1.70
Forfeited and canceled	(231,894)	2.05
Nonvested at December 31, 2015	130,863	$62.17

Compensation expense related to restricted stock was $9,981 and $12,551 for the six months ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, there was $2,989 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for six months ended December 31, 2015:

	Number of Options	Weighted average exercise price
Outstanding at July 1, 2015	1,181,818	$11.19
Granted	—	—
Exercised	—	—
Forfeited and canceled	(297,792)	7.02
Outstanding at December 31, 2015	884,026	$11.78
Exercisable at December 31, 2015	614,669	$14.27

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  There were no options granted during the six months ended December 31, 2015. The fair value of the options granted during the six months ended December 31, 2014 were estimated based on the following weighted average assumptions:

Six Months Ended December 31, 2014
Expected volatility	80%
Risk-free interest rate	2.04%
Expected dividend yield	—
Expected life (in years)	6.50
Estimated fair value per option granted	$2.54

Compensation expense related to stock options of $346 and $2,798 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $537 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

13.  Income Taxes

For the six months ended December 31, 2015 and 2014, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At December 31, 2015 the Company has a Net Operating Loss carryforward of approximately $182, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2015 and June 30, 2015.
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

14.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the three months ended September 30, 2015 and 2014, the Company billed Circle $7 and $7, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of December 31, 2015 and June 30, 2015 was $127 and $113, respectively.

The parties have agreed to terminate the Circle Shared Services Agreement effective as of January 1, 2016. Circle is in the process of liquidation and any claim to be made under the Circle Shared Services Agreement will survive the termination of the Circle Shared Services Agreement.
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

The parties have agreed to terminate the SFX Shared Services Agreement effective as of January 1, 2016, and agreed to use best efforts to settle any amounts due to the other within sixty (60) days of the termination of the SFX Shared Services Agreement.
For the three and six months ended December 31, 2015, the Company was billed by SFX $296 and $243, net of amounts billed by the Company to SFX, respectively.  The net balance due (to)/from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of December 31, 2015 and June 30, 2015 was $(97) and $146, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the six months ended December 31, 2015, the Company was billed $118 in connection with the Sales Agreement. On September 22, 2015, the parties agreed to terminate the Sales Agreement, and the Company subsequently hired 8 members of the SFX sales team as of that date.

DraftDay

In October 2015 the Company entered into an agreement with DDGG to expand its rewards catalog and offer to its users the opportunity to redeem Viggle points for entry to DDGG’s fantasy sports contests. The Company agreed to pay DDGG the value of the entry fees for which points were redeemed. For the six months ended December 31, 2015, $39 worth of Viggle points were redeemed for DDGG contest entry fees.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten year period. For the three months ended December 31, 2015 and 2014, the Company recognized $125 and $125, respectively, of revenue related to this agreement. For the six months ended December 31, 2015 and 2014, the Company recognized $250 and $257, respectively, of revenue related to this agreement.

Lines of Credit

See Note 9, Loans Payable, for a description of certain loans which have been provided by related parties. In addition, see Note 16, Subsequent Events, for additional discussion of certain related party transactions.

As described in Note 9, Loans Payable, on December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 8,750,000 shares of the Company’s common stock at a price of $0.47 per share. Accordingly, the aggregate purchase price for such shares was $4,112. The Company and SIC IV agreed that SIC IV would pay the purchase price for such shares by reducing the amounts outstanding under the Line of Credit. As of December 3, 2015, there was $8,675 in outstanding principal amount under the Line of Credit. Accordingly, the principal amount of the Line of Credit was therefore reduced to $4,563.

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of February 29, 2016, $1,388 has been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

Related Approvals

Because the above transactions were subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors approved each of these transactions.

15. Fair Value Measurement

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of December 31, 2015 and 2014 to a fair value of $10 and $10, respectively. The Company recorded gains/(losses) of $0 and $(5) to other income, net in the Consolidated Statements of Operations for the six months ended December 31, 2015 and 2014, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of December 31, 2015, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792 as of June 30, 2015. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment. See Note 6, Acquisitions, for details related to payments made on the contingent consideration during the six months ended December 31, 2015.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at July 1, 2015	$4,802
Additions to Level 3	—
Unrealized (gains) losses for the period included in other income (expense), net	—
Payments	(3,290)
Balance at December 31, 2015	$1,512

16.  Subsequent Events

Name Change
On January 27, 2016, the Company changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc. The Company also changed its ticker symbol from VGGL to DDAY.

Secured Line of Credit
On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company. As of March 4, 2016, $1,388 has been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

Asset Purchase Agreement

On December 13, 2015, the Parent entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Perk.com, Inc., an Ontario corporation (“Perk”). Perk’s shares are currently traded on the Toronto Stock Exchange. On February 8, 2016, pursuant to the Asset Purchase Agreement, the Company completed the sale of the assets related to the Company’s rewards business, including Viggle’s application, to Perk. The total consideration received net of transaction fees was approximately $7,248, and consisted of the following:

•	1,370,000 shares of Perk common stock (the “Initial Perk Shares”), a portion of which will be placed in escrow to satisfy any potential indemnification claims;

•	2,000,000 shares of Perk common stock if Perk’s total revenues exceed USD $130,000 for the year ended December 31, 2016 or December 31, 2017 (the “Earn-Out”);

•
a warrant entitling the Company to purchase 1,000,000 shares of Perk common stock at a strike price of CDN $6.25 per share in the event the volume weighted average price (“VWAP”) of shares of Perk common stock is greater than or equal to CDN $12.50 for 20 consecutive trading days in the two year period following the closing of the transaction;

•
a warrant entitling the Company to purchase 1,000,000 shares of Perk common stock at a strike price of CDN $6.25 per share in the event that the VWAP of Perk common stock is greater than or equal to CDN $18.75 for 20 consecutive trading days in the two year period following the closing of the transaction, and

•	Perk will also assume certain liabilities of the Company, consisting of the Viggle points liability.
Repayment of Loan from Perk
On December 13, 2015, the Company entered into a Credit Agreement with Perk pursuant to which Perk provided a $1,000 line of credit to the Company (the “Perk Credit Agreement”). The Perk Credit Agreement provided for drawdowns pursuant to which Perk made advances to the Company, which totaled $1,000. The first advance in the amount of $667 was made on December 14, 2015. The final drawdown in the amount of $333 was made when the Information Statement relating to the transaction was filed with the SEC, which occurred on December 23, 2015. Amounts outstanding under the Perk Credit Agreement bore interest at 12% per annum, with an additional 12% if the Company was in default of its obligations under the Perk Credit Agreement.  Amounts outstanding under the Perk Credit Agreement were payable upon the closing of the sale of the Viggle assets to Perk or April 30, 2016, whichever comes first.  The Company was entitled to elect to repay all amounts outstanding pursuant to the Perk Credit Agreement by reducing the number of the shares of Perk common stock payable upon closing of the sale of the Viggle assets to Perk by 130,000 shares. The Company elected to so reduce the number of shares issuable to the Company at the closing of the asset sale transaction. Therefore, as of the closing of the transaction, which occurred on February 8, 2016, Perk delivered to the Company at closing 1,370,000 shares of Perk common stock, rather than 1,500,000 shares, and the amounts outstanding under the Perk Credit Agreement were deemed repaid in full.
Shared Services Agreements
The Company and SFX agreed to terminate the SFX Shared Services Agreement effective as of January 1, 2016, and agreed to use best efforts to settle any amounts due to the other within sixty (60) days of the termination of the SFX Shared Services Agreement.
The parties have agreed to terminate the Circle Shared Services Agreement effective as of January 1, 2016. Circle is in the process of liquidation and any claim to be made under the Circle Shared Services Agreement will survive the termination of the Circle Shared Services Agreement.
DDGG Operations
The Company transferred an additional $296 to the DDGG subsidiary since January 1, 2016 and through the date of the filing of these financial statements.
Legal Proceedings
On March 2, 2016, the Company was served with a Notice of Petition of Non-Payment (the “Notice”) by 902 Associates, its landlord at 902 Broadway, New York. The Notice refers to unpaid rent in the amount of $226 and calls for eviction of the Company from the premises at 902 Broadway. Rent due but unpaid as of December 31, 2015 has been properly accrued.

NASDAQ Delisting
Our common stock has traded on the NASDAQ Capital Market under the symbol DDAY. NASDAQ recently informed us that we have failed to comply with certain of NASDAQ's continuing listing criteria, and that our stock will be delisted. While we have appealed the decision, if our appeal is unsuccessful, our stock will be delisted.

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

DraftDay Fantasy Sports, Inc. (the "Company") was incorporated in Delaware in July 1994, and was formerly known as Viggle Inc., Function (x) Inc, Function (X) Inc. and Gateway Industries, Inc.

Overview

The quarter ended December 31, 2015 was a period of transition for the Company. As described in the "Perk.com Transaction" below, on December 13, 2015, the Company entered into an Asset Purchase Agreement (the "Perk Agreement") with Perk.com, Inc. ("Perk") to sell the Company's rewards business, including the Viggle app, to Perk. This asset sale subsequently closed on February 8, 2016.

As the nature of the Company has changed, the Company changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc., and changed its ticket symbol from VGGL to DDAY.

During the period covered by this Quarterly Report on Form 10-Q, the Company continued to operate the Viggle rewards business, because the transaction resulting in the sale of that business did not close until February 8, 2016. Therefore, the following overview continues to describe the Viggle rewards business.

Our Strategy

Viggle Rewards Business - Discontinued Operations

Viggle is a mobile and web-based entertainment marketing platform that uses incentives to make content consumption and discovery more rewarding for media companies, brands and consumers. Viggle helps guide consumers towards various forms of media consumption with television enhancement, music discovery, entertainment content publishing and distributed viewing reminders. Viggle helps consumers decide what to watch and when, broadens the viewing experience with real time games and additional content, and rewards viewers for being loyal to their favorite shows throughout a season, allowing them to earn points. For brands, Viggle provides advertising clients with targeted interactive ads to amplify their TV messaging to verified audiences. For media companies, Viggle delivers promotional benefits by driving viewers to specific shows, engaging them in a richer content experience, and increasing awareness of promoted shows through web, mobile and social channels. We sold this business to Perk in a transaction that closed on February 8, 2016.

Perk.com Transaction

Asset Purchase Agreement

On December 13, 2015, the Company entered into an Asset Purchase Agreement with Perk. Perk’s shares are currently traded on the Toronto Stock Exchange. In connection with the Perk Agreement, the Company agreed to sell to Perk certain assets relating to the Viggle rewards business, including the Viggle app. The Company retained its interest in DraftDay Gaming Group, Inc., Wetpaint.com, Inc., Choose Digital, Inc. and the assets relating to its MyGuy game. The closing of this transaction subsequently occurred on February 8, 2016.

Purchase Price and Adjustments

As consideration for the assets sold, the Company agreed to receive the following consideration:

•
1,500,000 shares of Perk common shares free and clear of all liens, less the number of shares of Perk common shares applied to the repayment of principal and interest of the credit facility described below (the “Initial Perk Shares”);

•
2,000,000 shares of Perk common shares if Perk’s combined revenue, as calculated pursuant to the Asset Purchase Agreement, is at least USD $130.0 million for the calendar year commencing on January 1, 2016 or January 1, 2017 (the “Earn-Out”);

•
A warrant (“Warrant 1”) entitling the Company to purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event the volume weighted average price (“VWAP”) of shares of Perk common shares is greater than or equal to CDN $12.50 per share for 20 consecutive trading days in the two year period following the closing of the Acquisition;

•
A warrant (“Warrant 2”, and together with Warrant 1, the “Warrants”) entitling the Company to purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event that the VWAP of Perk common shares is greater than or equal to CDN $18.75 per share for 20 consecutive trading days in the two year period following the closing of the Acquisition; and

•	Perk also agreed to assume certain liabilities of the Company, including points liability.

At the time the Company entered into the Perk Agreement, Perk provided the Company with a $1,000 secured line of credit, which the Company fully drew down. The Company had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by 130,000. The Company did exercise this option, so the Company received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

Escrow

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing the indemnification obligations of the Company under the Perk Agreement. The escrow agent will hold such shares for one year from the closing in accordance with the terms of an escrow agreement.

Additionally, after the closing, we delivered 357,032 shares to satisfy an obligation to a prior trade creditor.

Remaining Businesses

Wetpaint.com

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 70 new articles, videos and galleries each day. Wetpaint is a leading social publisher for millennial women. Wetpaint's Facebook pages have approximately 10 million fans, and Wetpaint routinely attracts 10 million monthly unique visitors, and 55 million monthly page views. With clever social packaging around original entertainment news content, Wetpaint showcases exclusive interviews, breaking stories, and our fangirl spin on pop culture. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content. We source ads by working directly with advertisers, or their advertising agencies, and by working through third party ad networks.

Wetpaint is a leading-edge media platform that uses its proprietary state-of-the-art technologies and expertise in social media to build and monetize audiences.  Wetpaint.com delights 18- to 34-year-old women with in-depth coverage of their favorite TV shows, stars, and fashion.

Wetpaint is very focused on knowing its audience. This is made possible through Wetpaint’s proprietary Social Distribution System, a patented technology-based social experimentation and publishing platform. Wetpaint’s competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content - getting it to the right audience at the right place at the right time on the social web.

Choose Digital

Choose Digital is a "white label" digital marketplace featuring a recent and wide range of digital content, including music, movies, TV shows, eBooks and audiobooks. The content is sourced from the world’s leading record companies and book publishers and a leading aggregator of movie and TV content. The marketplace can be fully branded and integrated seamlessly into clients' current online environments. Today Choose Digital’s marketplace powers many of the largest loyalty programs in the US and Canada allowing customers and participants to enjoy the latest in digital content instantly.

Choose Digital generates revenues when participants in Choose Digital's clients' loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

Choose Digital offers several custom and turnkey products for creating e-commerce web apps for selling digital music, movies, TV, eBooks, and audiobooks within small or large loyalty programs. The extensive digital media catalog consists of the latest releases and large back-catalogs of most major music labels, book publishers, and movie and TV studios. New catalog items are added daily and track with general industry-wide release cycles.
Choose Digital’s technology and expertise provides the ability for client companies and organizations to quickly add digital media items to their loyalty reward programs. The digital media catalog can be fully customized to the client’s needs and can involve integrating the our full-featured API, or employing our services to create a custom, seamless, standalone, and managed storefront accessible by their member base.
DDGG

On September 8, 2015, the Company and its subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  The DraftDay Business conducts business as DDGG and operates a daily fantasy sports website at DraftDay.com, and operates other white-label websites on behalf of its business-to-business clients.    The DraftDay.com Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions.  The DraftDay Business has paid out more than $30 million in prize winnings since its inception.  The Company is continuing to develop its business plans for the DraftDay Business in connection with the Special Committee's continuing review of strategic alternatives, as noted below.

DDGG is a leading business-to-business operator of daily fantasy sports in the United States and Canada.  DDGG supplies a full white-label solution that allows businesses to participate in the fast growing skill-based game market.  By using DDGG's white label solution, a business can offer a fantasy sports product to its customers without incurring the ongoing technology costs and other capital expenditures.  By focusing on offering white-label solutions to businesses, DDGG's strategy is to build a network of players through the established databases of DDGG's participating clients.  This model is strategically focused to minimize costs of user acquisition.  In addition, the aggregated network of users across DDGG's clients' databases creates larger prize pools to generate higher player engagement and retention.  DDGG continues to develop its business plan by focusing on the regulated market of casinos as well as the entertainment and sports industries.

DraftDay is a complete business-to-business daily fantasy sports platform provider. DraftDay provides turnkey white-label solutions to organizations looking for ways to expand and monetize their existing user database. DraftDay’s technology is a Software-as-a-Service (SaaS) platform and powers the complete user experience, which can be linked to a new or existing website or integrated into an existing authentication process using a secure API. DraftDay manages all aspects of the website operation, including: taking the deposits, managing the tournaments, handling the withdrawals, and providing customer support on behalf of a client’s new or existing brand.

The DraftDay platform is web-based with enhanced mobile experiences, including Apps, that allow end users to engage in daily fantasy sports tournaments that span single or multiple days, creating rosters from all available players in a variety of tournament formats. Businesses working with DraftDay receive seamless integration, enterprise marketing support, and state-of-the-art monitoring and reporting for revenue optimization.

DraftDay employs industry-leading consumer protection protocols and technology, including geolocation services from GeoComply, identity verification (Know-Your-Customer) from IDology, and enhanced responsible play controls customized by locale.

DDGG's business is subject to an evolving legislative and regulatory landscape.  Some states employ either a “predominance” test or a “material factor” test to determine whether a game is one of skill or conversely have specific laws prohibiting pay-to-play fantasy sports.  Therefore, DDGG does not operate in Arizona, Iowa, Louisiana, Montana, Nevada, Vermont or Washington.  In addition, on November 10, 2015, the New York State Attorney General issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under New York law, and instructing them to cease their offerings to New York residents.  As a result, DDGG has ceased its fantasy sports offerings to New York residents, pending further developments on the matter.  In addition, several state Attorneys General have issued opinions that daily fantasy either does or does not meet the states standards under their current laws.  In those states with negative treatment, DDGG has suspended services until there is further clarity in those states through the legal, legislative, and regulatory processes.  Approximately 33 states have introduced legislation authorizing and regulating daily fantasy sports ranging from clarifying current state laws to adding new laws regarding daily fantasy sports.  DDGG continues to monitor the changing landscape and advocates a favorable position for daily fantasy sports in each of these states.

Special Committee

In the Company's Quarterly Report on Form 10-Q filed on May 11, 2015, the Company reported that its Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of all or some of the Company, or other possible transactions. Following the Perk transaction, the Special Committee continues to study alternatives, including the possibility of reorganization.

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

Results of Continuing Operations

Results for the three and six months ended December 31, 2015 and 2014 (amounts in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014	Variance	2015	2014	Variance
Revenues	$1,782	$1,544	238	$3,255	$2,890	365
Selling, general and administrative expenses	(10,025)	(14,035)	4,010	(19,409)	(25,018)	5,609
Impairment loss	(30,402)	—	(30,402)	(30,402)	—	(30,402)
Operating loss	(38,645)	(12,491)	(26,154)	(46,556)	(22,128)	(24,428)
Other income (expense):
Other income, net	1	—	1	3	5	(2)
Interest expense, net	(926)	(353)	(573)	(1,783)	(480)	(1,303)
Total other expense	(925)	(353)	(353)	(1,780)	(475)	(353)
Net loss before provision for income taxes	(39,570)	(12,844)	(12,844)	(48,336)	(22,603)	(12,844)
Income tax expense	—	—	—	—	—	—
Net loss from continuing operations	$(39,570)	$(12,844)	$(12,844)	$(48,336)	$(22,603)	$(12,844)

Results of Continuing Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014 (amounts in thousands)

Revenues

Revenue in the three months ended December 31, 2015 was $1,782, an increase of $238 from the three months ended December 31, 2014. The increase was primarily due to increased Choose Digital revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,025 for the three months ended December 31, 2015, a decrease of $4,010 from the three months ended December 31, 2014. The decrease was driven by decreases in stock based compensation of $4,126 thousand.

Impairment Loss

Impairment loss in the three months ended December 31, 2015 was $30,402, an increase of $30,402 from the three months ended December 31, 2014. The increase is due to the goodwill impairment loss the Company recorded of $2,095 related to the Choose Digital reporting unit and $15,507 related to the Wetpaint reporting unit, and losses of $1,331 and $11,469 on intangible assets related to Choose Digital's software and licenses and Wetpaint's technology, trademark, customer relationships and non-competition agreements, respectively.

Interest Expense, Net

Interest expense, net was $926 for the three months ended December 31, 2015, an increase of $573 from the three months ended December 31, 2014. The increase was due to higher levels of debt during the three months ended December 31, 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2015 and June 30, 2015, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Results of Continuing Operations for the Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014 (amounts in thousands)

Revenues

Revenue in the six months ended December 31, 2015 was $3,255, an increase of $365 from the six months ended December 31, 2014. The increase was primarily due to increased Choose Digital revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19,409 for the six months ended December 31, 2015, a decrease of $5,609 from the six months ended December 31, 2014. The decrease was driven by decreases in stock based compensation of $5,084, content creation expense of $276, and marketing expense of $54.

Impairment Loss

Impairment loss in the six months ended December 31, 2015 was $30,402, an increase of $30,402 from the six months ended December 31, 2014. The increase is due to the goodwill impairment loss the Company recorded of $2,095 related to the Choose Digital reporting unit and $15,507 related to the Wetpaint reporting unit, and losses of $1,331 and $11,469 on intangible assets related to Choose Digital's software and licenses and Wetpaint's technology, trademark, customer relationships and non-competition agreements, respectively.

Interest Expense, Net

Interest expense, net was $1,783 for the six months ended December 31, 2015, an increase of $1,303 from the six months ended December 31, 2014. The increase was due to higher levels of debt during the six months ended December 31, 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2015 and June 30, 2015, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources (amounts in thousands)

Cash

At December 31, 2015 and June 30, 2015, we had cash balances of $732 and $4,217, respectively.

Available Line of Credit

As of December 31, 2015, the Company had approximately $1,437 available under its lines of credit.

The Company's 12-Month Plan for its Business (amounts in thousands)

Our capital requirements to fund our operating segments are variable based on a few key factors. With respect to Wetpaint, the key factors among others include quality content creation, monthly unique visitors and our ability to procure advertising inventory to properly monetize our user base. With respect to Choose Digital, the key factors are our ability to launch new clients and the cost and our ability to purchase digital content at an attractive price. In respect to DDGG, the key factors are our ability to attract new business-to-business partners, the number of players and our ability to set the prize awards at appropriate levels to reduce overlay. These factors combine to determine our cash needs for calendar 2016. As we increase Wetpaint's number of monthly unique users and number of advertising partners, we would expect to generate increased revenue from the sale of digital media on the Wetpaint website and expect these sales to be a source of liquidity within such period for this operating segment. If we can increase Choose Digital's client base, we would expect to generate increased revenue from the provision of digital content to the clients. If we can increase DDGG's client base, we would expect to generate increased revenue from the provision of a white label fantasy sports gaming platform and would expect these sales to be a source of liquidity within such period for this operating segment. However, there is no guarantee that revenues will exceed business fixed and variable costs in calendar 2016 or ever. In respect to our operating costs, employee salaries, cost of content expenditures, leases of office space, and costs of cloud computing and hosting services constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs across the operating segments are expected to increase as we add users and clients, work to create more content to entice users, and create new features and functionality on the Choose Digital and DDGG platforms. The overall level of expenses will be reflective of management’s view of the current opportunities for the operating segments within their respective marketplaces and the Company’s strategic decisions. We utilize significant computing resources across our business to run and develop our website and platforms and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with business growth. We plan to carefully manage our growth and costs to attempt to meet the goals of our business plan for such period.

Our sale of the Company’s rewards business to Perk greatly reduced our cash burn and our rewards points liabilities. We have projected the plan for our business for the 2016 calendar year, which is subject to change resulting from both internal and external circumstances. Our 12-month plan has not been reviewed for consistency with US GAAP, and has been prepared on a modified accrual basis. Our 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this filing on Form 10-Q, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on future Forms 10-Q. We do not warrant or guarantee the foregoing. Our June 30, 2015 financial statements contain a going concern emphasis in our audit opinion.

With the conclusion of the Perk transaction, the Company is in the process of reviewing its remaining three business segments and the cash needs for the 2016 calendar year to cover fixed expenses and capital, including employee payroll, content expenditures, server capacity, office space and capital expenditures. The amount of capital required will depend on strategic decisions to be made with those business segments. As of December 31, 2015, we had approximately $1,437 available under our existing lines of credit and cash of approximately $732. We intend to increase revenue over the next 12 months as we focus on selling more advertising on the Wetpaint website and, depending on our strategic decisions, working to improve the Choose Digital and DDGG platforms. We also intend to reduce our expenses. There is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of monthly unique users and the activity of those users on the Wetpaint website. Our ability to generate digital content sales for Choose Digital is dependent on our ability to launch digital rewards programs for new clients and maintain our digital content licenses, which are currently in arrears. Our ability to launch new DDGG partners is dependent on the legal and regulatory developments in the market. We may not be able to deliver enough users to grow revenue. The level of engagement activity currently seen on the Wetpaint website and the DDGG fantasy sports application may slow and the potential revenue per user would fall accordingly. We also may not be able to maintain our current relationships with media content providers for Choose Digital.

The actual amount of funds required for the 2016 calendar year may vary depending upon the number of users and clients, the content, rewards, and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which the legal and regulatory issues within the fantasy sports market are resolved. In the event that the required cash is not funded from revenue and expenses reduced, we will need to raise additional capital through either debt or equity financing.

Our decisions regarding strategic alternatives will need to take into account all of these factors which can affect our business plan as set forth above.

Cash Flows for the six months ended December 31, 2015 (amounts in thousands)

	Six Months Ended December 31,
	2015	2014

Net cash used in operating activities	$(5,044)	$(8,706)
Net cash provided by (used in) investing activities	$535	$(304)
Net cash provided by financing activities	$1,024	$9,130

Operating Activities

In the six months ended December 31, 2015, net cash used in operating activities was $5,044, including our net loss of $58,109, impairment loss of $30,402, non cash, stock based compensation charges of $10,327, and depreciation and amortization of $2,435. In addition, net cash inflows from changes in operating assets and liabilities were $9,801, primarily due to an increase in accounts payable of $6,406 and decrease in accounts receivable of $2,036.

In the six months ended December 31, 2014, net cash used in operating activities was $8,706, including our net loss of $39,833, non cash, stock based compensation charges of $18,421 and depreciation and amortization of $3,283. In addition, net cash inflows from changes in operating assets and liabilities was $9,412, primarily as a result from increases in restricted cash of $5,005, accounts payable and accrued expenses of $2,763, and rewards points payable of $2,059.

Investing Activities

Cash provided by investing activities in the six months ended December 31, 2015 was $535 consisting of cash acquired, net of cash paid for the acquisition of DraftDay.

Cash used in investing activities in the six months ended December 31, 2014 was $304 consisting of capitalized portion of software development costs and investments in computer related equipment.

Financing Activities

Cash provided by financing activities in the six months ended December 31, 2015 of $1,024 consisted of net borrowings on the Company's lines of credit of $4,100 and repayment of the contingent consideration due of $3,076.

Cash used in financing activities in the six months ended December 31, 2014 of $9,130 consisted of net borrowings on the Company's lines of credit of $6,400 and the sale of Series C Convertible Preferred Stock of $3,000.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, internal-use software, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

During the six months ended December 31, 2015, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

On December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the six months ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On May 4, 2015, the Company was served with a lawsuit initiated by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The lawsuit, which names the Company and each of our directors as defendants, claims a breach of fiduciary duty relating to a proposal by Mr. Sillerman to acquire a portion of Wetpaint from the Company. The lawsuit sought to enjoin the transaction as well as unspecified damages. The lawsuit was dismissed without prejudice on November 13, 2015.

On December 22, 2015, Global Interactive Media, Inc. ("Global") served the Company with a lawsuit alleging infringement of certain of Global's patents. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

On March 2, 2016, the Company was served with a Notice of Petition of Non-Payment (the “Notice”) by 902 Associates, its landlord at 902 Broadway, New York. The Notice refers to unpaid rent in the amount of $226 and calls for eviction of the Company from the premises at 902 Broadway.

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

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report (amounts in thousands, except share data). Because we have closed the sale of our rewards business to Perk, we have not included risk factors relating to our rewards business. However, you should read these risk factors in conjunction with the risk factors in our most recent Form 10-K (for the period ended June 30, 2015), which does include risk factors relating to the rewards business.

Our board of directors has formed a special committee of independent directors to explore strategic alternatives . However, there can be no assurances that any transaction will occur, or if such a transaction does occur, the value of that transaction to our company or our stockholders.

Our board of directors has formed a special committee of independent directors to explore strategic alternatives to enhance value.  These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of all or some of our assets or other possible transactions. Following the Perk transaction, the Special Committee continues to study alternatives, including the possibility of reorganization. However, there can be no assurance that any such strategic transaction will occur. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to our company or our stockholders.

We have been notified by NASDAQ that our stock will be delisted because we have failed to comply with the continuing listing requirements of NASDAQ. Although we have appealed Nasdaq's decision, if our appeal is unsuccessful, our stock will be delisted. As a result, liquidity in our stock will be impaired, and our stock price will likely decline.

Our common stock has traded on the NASDAQ Capital Market under the symbol DDAY. NASDAQ recently informed us that we have failed to comply with certain of NASDAQ's continuing listing criteria, and that our stock will be delisted. While we have appealed the decision, if our appeal is unsuccessful, our stock will be delisted. Delisting will impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions. As a result, an investor may find it more difficult to dispose of shares of our common stock. We believe that current and prospective investors will view an investment in our common stock less favorably after it is delisted from NASDAQ. This failure to meet the continuing NASDAQ listing requirements will likely have an adverse impact on the value of and trading activity in our common stock.

The sale of the Viggle rewards business to Perk.com, Inc. has changed our business model.

The sale of the Viggle rewards business to Perk.com, Inc. has significantly changed our business model. As a result of the sale, the Company is a smaller business and is determining what its business model will be going forward. The Company is unlikely to generate revenues at the same levels that it previously achieved.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $58,109 and $39,833 for the six months ended December 31, 2015 and December 31, 2014, respectively. We have an accumulated deficit of approximately $424,780 as of December 31, 2015 and $367,360 as of June 30, 2015. Although our revenue has grown significantly since inception, we have not achieved profitability and cannot be certain that we will ever achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue in our remaining businesses throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

As of December 31, 2015, we have outstanding stock options and warrants to purchase 884,026 shares of common stock and unvested restricted stock units for 130,863 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have more than 3 million shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. In addition, we currently have 10,000 shares of Series C Convertible Preferred Stock outstanding, which are convertible into 2,500,000 shares of common stock. We may also grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

Since a significant amount of our voting securities are controlled by our Chairman and Chief Executive Officer and his affiliates, you and our other non-management stockholders may not be able to affect the outcome in matters requiring stockholder approval.

As of March 1, 2016, approximately 17,017,891 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and his affiliates, representing a majority of the total voting power. As a result, Mr. Sillerman and his affiliates essentially have the ability to elect all of our directors and to approve any action requiring stockholder action.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as an executive officer of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle and performs general legal duties for SFX pursuant to an agreement with SFX. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

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

•	Websites providing entertainment news and video
•	Daily fantasy sports companies

Additionally, new competitors may be able to launch new businesses at relatively low cost.  Either existing or new competitors may develop new technologies, and our existing and potential advertisers may shift their advertising expenditures to these new technologies. We cannot be sure that we will be able to successfully execute our business in the face of such competition.

Failure to successfully grow businesses of Wetpaint, Choose Digital or DraftDay in the expected time frame may adversely affect our future results.

The success of our acquisitions of Wetpaint, Choose Digital and DraftDay will depend, in part, on our ability to realize the anticipated benefits from such businesses. To realize these anticipated benefits, the businesses of Choose Digital, Wetpaint, and DraftDay must be successfully integrated and combined. If users of each of the Choose Digital, Wetpaint, and DraftDay services do not prove to have an affinity to the new complementary services they are introduced to, results of the combination could be worse than anticipated. Our management may face significant challenges in consolidating Choose Digital's, Wetpaint’s, and DraftDay's functions, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If Choose Digital, Wetpaint, and DraftDay are not successfully integrated, the anticipated benefits of our acquisitions of Choose Digital, Wetpaint, and DraftDay may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from our acquisitions of Choose Digital, Wetpaint, Dijit and Choose Digital may disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, users, and others with whom they have business or other dealings.

We will still incur significant transaction and merger-related expenses in connection with our acquisition of Choose Digital.

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. On July 31, 2015, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that we will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $527 on September 30, 2015; $523 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. Therefore, AmossyKlein could seek to immediately enforce a judgment against us. While we are in discussions with AmossyKlein about the matter, there can be no assurance that we will be able to come to a successful resolution of the matter.

We will incur significant transaction and merger-related expenses in connection with our acquisition of our interest in DraftDay Gaming Group, Inc.

In connection with our acquisition of an interest in DraftDay Gaming Group, Inc., the Company is required to make payments of $2,000 on March 8, 2016. Although the Company intends to seek deferment of the payment, there is no assurance that we will be able to successfully defer all or any portion thereof.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.

In order to attract consumers and maintain or increase engagement on our Choose Digital and Wetpaint properties, we believe we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop online content, products and services that are attractive and relevant to Choose Digital and Wetpaint users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to Choose Digital and Wetpaint and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.

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

Choose Digital previously generated a significant amount of its content sales through the Viggle app, which has now been sold to Perk. If Perk does not offer content provided by Choose Digital, or if it uses less content provided by Choose Digital than the Company used previously, Choose Digital's business could suffer.

The Viggle app, which provides rewards to its users, previously offered digital content provided through Choose Digital. The content provided through the Viggle app was a significant part of Choose Digital's sales. The Viggle app is now owned and operated by Perk. There can be no assurance that Perk will offer digital content provided through Choose Digital, or that Perk will offer digital content at the same levels that were offered historically. Therefore, Choose Digital's revenues may decline considerably.

Choose Digital is dependent on its business relationships with providers of digital content. If the Company is unable to maintain those relationships, Choose Digital's business could suffer.

Choose Digital's business model is to provide digital content to loyalty programs. Accordingly, Choose Digital maintains business relationships with various providers of digital content. If the Company is unable to make payments to maintain its business relationships with the providers of digital content, Choose Digital will not be able to offer its clients the range of digital content it has historically been able to, which could cause Choose Digital's revenues to decline. Choose Digital is late in payments to providers of digital content, and as a result, its supply of digital content could be jeopardized.

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

Our business has substantial indebtedness and trade payables

We currently have, and will likely continue to have, a substantial amount of indebtedness and trade payables. These obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2015, we had total indebtedness of approximately $26,000 and trade payables of approximately $8,500, in addition to the transaction and merger-related expenses relating to the acquisitions of Choose Digital and an interest in DraftDay. The $26,000 is subject to security agreements in favor of Robert F.X. Sillerman or his affiliates which are set forth in Exhibits 10.67, 10.68 and 10.69. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

DDGG's business is subject to an evolving legislative and regulatory landscape.  Some states employ either a “predominance” test or a “material factor” test to determine whether a game is one of skill or conversely have specific laws prohibiting pay-to-play fantasy sports.  Therefore, DDGG does not operate in Arizona, Iowa, Louisiana, Montana, Nevada, Vermont or Washington.  In addition, on November 10, 2015, the New York State Attorney General issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under New York law, and instructing them to cease their offerings to New York residents.  As a result, DDGG has ceased its fantasy sports offerings to New York residents, pending further developments on the matter.  In addition, several state Attorneys General have issued opinions that daily fantasy either does or does not meet the states standards under their current laws.  In those states with negative treatment, DDGG has suspended services until there is further clarity in those states through the legal, legislative, and regulatory processes.  Approximately 33 states have introduced legislation authorizing and regulating daily fantasy sports ranging from clarifying current state laws to adding new laws regarding daily fantasy sports.  DDGG continues to monitor the changing landscape and advocates a favorable position for daily fantasy sports in each of these states. However, any such change could materially and adversely affect DraftDay's business.

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

We own a significant but minority interest in DraftDay. DraftDay has a management services agreement with Sportech Racing, LLC pursuant to which Sportech provides management services to DraftDay. Having management services provided by a third party could create conflicts of interest and could cause DraftDay's management to be less focused on the development of DraftDay's business. DraftDay's business is heavily dependent on services provided by Sportech pursuant to the management services agreement.

DraftDay entered into a management services agreement with Sportech Racing, LLC. Under the agreement, Sportech is to manage the day-to-day operations of the company. The chief executive officer of DraftDay is an employee of Sportech. Not having the full time and attention of the chief executive officer or other individuals providing services to DraftDay could cause DraftDay's business results to suffer. In addition, certain other of our employees will need to attend to the needs of DraftDay, which could divert their time and attention as well. In addition, having key individuals who are providing services to DraftDay pursuant to a management services agreement means that DraftDay's business could be harmed significantly if the management services agreement were terminated.

The Company has suffered a loss of human capital as a result of the Perk transaction. If we are unable to replace the employees lost, we may not be able to take advantage of opportunities in the marketplace.

As a result of the Perk transaction and the resulting changes in the Company's business, many of our employees have become Perk employees and others have left the Company. If we are unable to replace these employees, we may not have the manpower necessary to sell advertising, to market and publicize our businesses and to take advantage of changing market conditions.

We may be unable to compete with larger or more established companies in two industries.

We face a large and growing number of competitors across all our lines of business.  If we successfully combine digital and mobile technology with entertainment, we will have competitors from both the digital and mobile technology and entertainment industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in these industries than do we. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. Further, our current and/or future competitors in the digital and mobile technology industry may develop or license technology that is similar to ours. We cannot be sure that we will be able to compete successfully with existing or new competitors.

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

While we believe that a viable market exists for our products, there is no assurance that our technology will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified. In the event that a viable market for our products cannot be created for our business or our products do not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. Further, our business requires the use of capital resources to purchase rewards for our rewards program, as discussed more fully in the section entitled “The Company's 12-Month Plan for its Business.”  In addition, if our products do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

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

ITEM 2. Unregistered Sale of Equity and Use of Proceeds

As reported on the Company’s Current Report on Form 8-K filed on December 7, 2015, on December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 8,750,000 shares of the Company’s common stock at a price of $0.47 per share. Accordingly, the aggregate purchase price for such shares was $4,112,000. The form of Subscription Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

On March 1, 2016, the Company borrowed an additional $10,000 under a secured revolving loan from SIC VI. The terms of the secured revolving loan are set forth in the Company's Current Report on Form 8-K filed on February 2, 2016, and are hereby incorporated herein by reference.

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

10.64	Subscription Agreement dated December 3, 2016 between Sillerman Investment Company IV, LLC and Viggle Inc. (60)
10.65	Asset Purchase Agreement dated December 13, 2015 between Viggle Inc. and Perk.com, Inc. (61)
10.66	Credit Agreement dated December 13, 2015 between Viggle Inc. and Perk.com, Inc. (62)
10.67	Secured Revolving Promissory Note dated January 27, 2016 between Viggle Inc., wetpaint.com, Inc. and Choose Digital, Inc. and Sillerman Investment Company VI, LLC (63)
10.68	Security Agreement, effective as of December 31, 2015, between Viggle Inc., wetpaint.com, Inc., and Choose Digital, Inc. and Sillerman Investment Company III, LLC (filed herewith)
10.69	Security Agreement, effective as of December 31, 2015, between Viggle Inc., wetpaint.com, Inc., and Choose Digital, Inc. and Sillerman Investment Company IV, LLC (filed herewith)
14.1	Code of Business Conduct and Ethics (64)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012

(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(57)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 18, 2014

(58)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 7, 2014
(61)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(62)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(63)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 2, 2016
(64)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

DRAFTDAY FANTASY SPORTS, INC.

March 4, 2016	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

March 4, 2016	By:	/s/ OLGA BASHKATOVA
Olga Bashkatova
Principal Accounting Officer