Form 10-Q
period 2016-03-31
DraftDay Fantasy Sports, Inc.
filed 2016-05-16
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2016, based on the closing price of such stock on the NASDAQ stock market on such date, was $4,709,371.

As of May 16, 2016, there were 37,229,400 shares of the registrant’s common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

DraftDay Fantasy Sports, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$623	$4,217
Marketable securities	3,145	—
Accounts receivable (net of allowance for doubtful accounts of $20 at March 31, 2016 and June 30, 2015)	311	838
Prepaid expenses	2,519	483
Other receivables	30	661
Current assets of discontinued operations	450	3,431
Total current assets	7,078	9,630
Restricted cash	440	695
Property & equipment, net	1,829	2,334
Intangible assets, net	6,160	18,683
Goodwill	15,652	30,632
Other assets	1,269	270
Non-current assets of discontinued operations	—	7,985
Total assets	$32,428	$70,229

Liabilities, convertible redeemable preferred stock and stockholders' equity/(deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,204	$5,248
Contingent consideration liability	1,742	4,792
Common stock warrant liability	10	10
Deferred revenue	653	593
Current portion of loan payable	7,216	1,575
Current liabilities of discontinued operations	4,174	13,278
Total current liabilities	23,999	25,496
Loans payable, less current portion	19,666	22,516
Deferred revenue	3,479	3,854
Other long-term liabilities	1,410	1,678
Noncurrent liabilities of discontinued operations	—	538
Total liabilities	48,554	54,082
Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of March 31, 2016 and June 30, 2015, respectively	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 10,000 shares as of March 31, 2016 and June 30, 2015, respectively	12,509	11,815
Commitments and contingencies
Stockholders' (deficit)/equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of March 31, 2016 and June 30, 2015, respectively	—	—
Series D Preferred Stock, $1,000 stated value, authorized 150 shares, issued and outstanding 110 and -0- shares as of March 31, 2016 and June 30, 2015, respectively	110	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 36,639,383 and 23,383,125 shares as of March 31, 2016 and June 30, 2015, respectively	35	23
Additional paid-in-capital	401,904	383,585
Treasury stock, 215,164 shares at March 31, 2016 and June 30, 2015	(11,916)	(11,916)

DraftDay Fantasy Sports, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	March 31, 2016	June 30, 2015
Accumulated deficit	(422,626)	(367,360)
Accumulated other comprehensive income	437	—
Noncontrolling interest	3,421	—
Total stockholders' (deficit)/equity	(28,635)	4,332
Total liabilities and stockholders' equity	$32,428	$70,229

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Revenues	$678	$1,404	$3,933	$4,294
Selling, general and administrative expenses	(5,634)	(10,904)	(25,043)	(35,922)
Impairment loss (see Note 3)	—	—	(30,402)	—
Operating loss	(4,956)	(9,500)	(51,512)	(31,628)

Other (expense) income:
Other income, net	31	1	34	6
Interest expense, net	(1,083)	(935)	(2,866)	(1,415)
Total other expense	(1,052)	(934)	(2,832)	(1,409)

Net loss before provision for income taxes	(6,008)	(10,434)	(54,344)	(33,037)

Income tax expense	—	—	—	—

Net loss from continuing operations	$(6,008)	$(10,434)	$(54,344)	$(33,037)

Net income (loss) from discontinued operations	7,605	(10,177)	(2,168)	(27,407)

Net income (loss)	1,597	(20,611)	(56,512)	(60,444)

Accretion of Convertible Redeemable Preferred Stock	74	45	222	16

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(303)	(127)	(916)	(37)

Less: Net loss attributable to non-controlling interest	557	—	1,247	—

Net income (loss) attributable to DraftDay Fantasy Sports, Inc. common stockholders	$1,925	$(20,693)	$(55,959)	$(60,465)

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.17)	$(0.63)	$(1.88)	$(2.05)
Discontinued operations	$0.22	$(0.61)	$(0.08)	$(1.70)
Net income (loss) per share attributable to DraftDay Fantasy Sports, Inc. common stockholders - basic and diluted	$0.06	$(1.24)	$(1.96)	$(3.75)

Weighted average common shares outstanding - basic and diluted	34,132,643	16,628,988	28,595,321	16,133,970

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net income (loss)	$1,597	$(20,611)	$(56,512)	$(60,444)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	437	—	437	—
Other comprehensive income	437	—	437	—
Comprehensive income (loss)	$2,034	$(20,611)	$(56,075)	$(60,444)

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(amounts in thousands)

	Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total
Balance July 1, 2015	$23	$—	$383,585	$(11,916)	$—	$(367,360)	$—	$4,332
Net loss						(56,512)		(56,512)
Other comprehensive income					437			437
Net loss attributable to non-controlling interest						1,246	(1,246)	—
Common shares issued for the DraftDay Business acquisition	2		1,755				1,024	2,781
Common shares and warrants of DDGG issued for management service contracts							3,475	3,475
Common stock issued to settle notes related to the DraftDay Business acquisition	1		823					824
Conversion of debt to common stock	9		4,103					4,112
Series A investment in DDGG							168	168
Accretion of Series C Convertible Redeemable Preferred Stock			222					222
Undeclared Series C Preferred Stock Dividend			(916)					(916)
Series D Preferred Stock issued to settle notes related to the DraftDay Business acquisition		110						110
Restricted stock - share based compensation			11,952					11,952
Employee stock options - share based compensation			380					380
Balance March 31, 2016 (unaudited)	$35	$110	$401,904	$(11,916)	$437	$(422,626)	$3,421	$(28,635)

See accompanying notes to consolidated financial statements

DraftDay Fantasy Sports, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Operating activities:
Net loss	$(56,512)	$(60,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	11,952	19,252
Employee stock options - share based compensation	380	3,700
Shares issued for services	—	208
Share based compensation in connection with Securities Purchase Agreement	—	4,141
Decrease in fair value of common stock warrants	—	(5)
Gain on sale of a business	(7,172)	—
Fair value gain in financial assets	(68)	—
Gain on settlement of accounts payable	(555)	—
Loss on abandonment of assets	173	—
Loss on settlement of receivables	537	—
Depreciation and amortization	2,898	4,558
Impairment loss	30,402	—
Accretion of note discount	150	66
Changes in operating assets and liabilities:
Accounts receivable, net	2,896	1,087
Other receivables	631	(400)
Prepaid expenses	1,589	74
Restricted cash	255	5,005
Other assets	97	42
Deferred revenue	(315)	(677)
Accounts payable and accrued expenses	5,901	2,722
Reward points liability	(64)	3,029
Other liabilities	(108)	—
Other	(49)	15
Net cash used in operating activities	(6,982)	(17,627)

Investing activities:
Purchase of property and equipment	—	(113)
Capitalized software costs	—	(342)
Net cash provided by investing activities	—	(455)

Financing activities:
Proceeds from loans	9,688	31,150
Repayments on loans	(3,000)	(22,000)
Sale of Class C Convertible Redeemable Preferred Stock	—	10,000
Payments related to contingent consideration	(3,050)	—
Repayment on notes payable	(250)	—
Purchase of common shares from former officer	—	(360)
Net cash provided by financing activities	3,388	18,790

Net (decrease) increase in cash	(3,594)	708
Cash at beginning of period	4,217	7
Cash at end of period	$623	$715

Supplemental cash flow information:
Cash paid during the period for interest	$209	$999

Non-Cash investing activities:
Landlord lease incentive build-out allowance	$—	$449
Common stock and warrants issued for DraftDay acquisition	$1,757	$—
DDGG common stock and warrants issued for DraftDay acquisition	$1,025	$—
Notes issued for DraftDay acquisition	$2,250	$—
Common stock and warrants issued for management service contract	$3,475	$—

Non-Cash financing activities:
Common stock issued to partially settle notes related to DraftDay acquisition	$824	$—
Preferred Series D shares issued to partially settle notes related to DraftDay acquisition	$110	$—
Loans converted to common stock	$4,112	$—

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

On February 8, 2016, the Company completed the sale of assets related to the Company’s rewards business, including the Viggle App, in accordance with the Asset Purchase Agreement (the "Perk Agreement") with Perk.com, Inc. ("Perk") entered into on December 13, 2015. Management entered into this binding sales agreement following a strategic decision to divest the operations related to the Viggle App and place greater focus on its remaining businesses. The assets, liabilities and operations related to Loyalize Inc., and Nextguide Inc. (as well as the portion of the assets relating to our discontinued rewards business within the Company) have been classified as discontinued operations on the accompanying consolidated financial statements for all periods presented. All intercompany transactions and balances have been eliminated.

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
Through wetpaint.com, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 55 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

Choose Digital is a "white label" digital marketplace featuring a recent and wide range of digital content, including music, movies, TV shows, eBooks and audiobooks. The content is sourced from the world’s leading record companies and book publishers and an aggregator of movie and TV content. Choose Digital generates revenues when participants in Choose Digital's clients' loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Marketable Securities

In February 2016, the Company received 1,370,000 shares of Perk's stock, which is publicly traded on the Toronto Stock Exchange, as part of the consideration in the sale of assets described in the Perk Agreement. These securities are short-term marketable securities, which we have classified as “available-for-sale” securities. Pursuant to FASB ASC 320-10, “Investments - Debt and Equity Securities” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses recorded in equity as Other Comprehensive Income/Loss.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of March 31, 2016 and June 30, 2015 was $20.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended March 31, 2016 and March 31, 2015 were $127 and $0.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of Perk marketable securities held is marked-to-market on a quarterly basis using the closing day share price of the last business day of the quarter. The changes to fair vlaue are recorded in Other Comprehensive Income/Loss.  The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model. The changes to fair value are recorded in the consolidated statement of operations. The carrying amount of loans payable approximates fair value as current borrowing rates for the same, or similar issues, are the same as those that were given to the Company at the issuance of these loans.

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

Historically, the Company had one reporting unit. However, in connection with the sale of a significant portion of the Company's assets (see Note 1, Basis of Presentation and Consolidation), the remaining operations were divided into 3 reporting units (see Note 4, Segments). The Company engaged a third-party valuation firm to test the Choose Digital and Wetpaint reporting units for goodwill impairment. The DDGG reporting unit was not tested for impairment at December 31, 2015 due to the fact that the acquisition of this entity occurred in September 2015. The Company determined that the fair value of each of the reporting units tested was significantly below its respective carrying value, indicating that goodwill related to the Choose Digital and Wetpaint reporting units may be impaired. The Company determined the fair value of all long-lived assets other than goodwill related to each reporting unit and calculated the residual goodwill value for each. Upon comparing the residual goodwill values to the respective carrying values, the Company determined that there was an impairment loss on both the Choose Digital and Wetpaint reporting units.

The Company recorded an impairment loss of $2,095 related to the Choose Digital reporting unit and $15,507 related to the Wetpaint reporting unit during the three months ended December 31, 2015. There were no impairments recorded during the three months ended March 31, 2016.

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

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 6, Acquisitions for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015 the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write-off was $2,086.

At December 31, 2015, as described above, the Company determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, the Company recorded a loss of $1,331 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,469 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the three months ended December 31, 2015. No impairments were recorded during the three months ended March 31, 2016.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $0 and $1,610 as of March 31, 2016 and June 30, 2015, respectively, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software. The change in capitalized software is due to impairment of long-term assets related to the Choose Digital and Wetpaint businesses described earlier, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs.

Deferred Rent

The Company is party to a lease for office space for its corporate office, and as part of the agreement the landlord provided a rent abatement for the first 10 months of the lease. In 2014, the Company entered into two lease agreements for its satellite offices which provided for tenant improvement work sponsored by the landlords. The abatement and landlord sponsored improvements have been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense. On November 20, 2015, the Company terminated one of the lease agreements which provided for tenant improvement. The Company wrote off the remaining leasehold improvement and deferred rent balances during the three months ended March 31, 2016, and the write-off of $2 was recorded in the Consolidated Statements of Operations.

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

The Company recognized barter revenue and barter expense in the amount of $4 and $428 for the three and nine months ended March 31, 2016, respectively, and $28 and $390 for the three and nine months ended March 31, 2015, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three and nine months ended March 31, 2016 was $76 and $556, respectively, including barter expense. Marketing expense for the Company for the three and nine months ended March 31, 2015 was $118 and $657, respectively, including barter expense.

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

Comprehensive Loss

In accordance with ASC 220 Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income consists of net income (loss), accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of unrealized gain on available for sale marketable securities.

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

During the nine months ended March 31, 2016, there have been no significant changes related to our critical accounting policies and estimates as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09,
Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU
2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02
requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15,

2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements.

In January 2016, FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition
and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.

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

4. Segments

Historically, the Company had one operating segment. However, in connection with the sale of the Viggle rewards business (discontinued operations) to Perk in February 2016, which represents a significant portion of the Company's assets and revenues, the Company's remaining operations were divided into 3 operating segments, as described below. These segments offer different products and services and are currently presented separately in internal management reports, and managed separately.

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
Information regarding the results of each reportable segment is included below. Performance is measured based on unit profit after tax, as included in the internal management reports that are reviewed by the Chief Operating Decision Maker, who is our CEO. Business unit profit is used to measure performance as management believes that such information is the most relevant in evaluating the success of each business and determining the going forward strategy for the Company as a whole.
Information about reportable segments:

	For The Three Months Ended March 31,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	228	707	161	222	98	—	487	929
Inter-segment revenues (1)	—	—	66	350	—	—	66	350

Net loss, net of income taxes (2)	(839)	(1,987)	(401)	(1,005)	(1,201)	—	(2,441)	(2,992)

	For The Nine Months Ended March 31,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	1,274	2,788	576	676	424	—	2,274	3,464
Inter-segment revenues (1)	—	—	1,285	448	—	—	1,285	448

Net loss, net of income taxes (2)	(31,177)	(7,074)	(4,521)	(3,922)	(2,708)	—	(38,406)	(10,996)

Notes:
(1) The Choose Digital business provides digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost and are eliminated in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.
(3) Assets and liabilities are not presented as they are reviewed at the consolidated level by management and not accounted for by segment.

Reconciliation of net loss for reportable segments, net of income taxes to consolidated net loss from continuing operations, net of income taxes:

In thousands of U.S. dollars	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net loss for reportable segments, net of income taxes	(2,441)	(2,992)	(38,406)	(10,996)
Other net gain (loss)	157	(176)	(140)	(629)
	(2,284)	(3,168)	(38,546)	(11,625)

Stock compensation related to corporate financing activities (1)	(2,517)	(5,437)	(11,017)	(16,976)
Corporate expenses allocated to discontinued operations (2)	(124)	(894)	(1,915)	(3,021)
Interest expense (3)	(1,083)	(935)	(2,866)	(1,415)
Consolidated net loss from continuing operations, net of income taxes	(6,008)	(10,434)	(54,344)	(33,037)

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

The Company continues to support the cash needs and operations of DDGG. As of March 31, 2016 the Company has transferred $736 to the DDGG subsidiary. A portion of these transfers, or $500, was funded as part of the purchase price commitment. The remaining transfers are part of the subscription agreement entered into with DDGG on May 12, 2016 (see Note 16, Subsequent Events).

5. Discontinued Operations

On February 8, 2016, the Company completed the sale of assets related to the Company’s rewards business, including Viggle’s application, in accordance with the Asset Purchase Agreement with Perk.com, Inc. entered into on December 31, 2015. Management entered into this binding sales agreement following a strategic decision to divest the operations related to the Viggle App and place greater focus on its remaining businesses. The Company has classified the Viggle assets, liabilities and operations as discontinued operations in the accompanying consolidated financial statements for all periods presented. All intercompany transactions and balances have been eliminated.

On December 13, 2015, the Parent entered into an Asset Purchase Agreement with Perk.com, Inc. Perk’s shares are currently traded on the Toronto Stock Exchange. On February 8, 2016, pursuant to the Asset Purchase Agreement, the Company completed the sale of the assets related to the Company’s rewards business, including Viggle’s application, to Perk. The total consideration received net of transaction fees was approximately $5,110, and consisted of the following:

•	1,370,000 shares of Perk common stock, a portion of which was placed in escrow to satisfy any potential indemnification claims;

•	2,000,000 shares of Perk common stock if Perk’s total revenues exceed USD $130,000 for the year ended December 31, 2016 or December 31, 2017;

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

•	Perk assumed certain liabilities of the Company, consisting of the Viggle points liability.
The Company recognized a gain of $6,969 on this transactions, net of transaction fees.

Results of operations classified as discontinued operations:

In thousands of U.S. dollars	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Revenues	$376	$3,617	$6,285	$14,387
Cost of watchpoints and engagement points	(203)	(2,758)	(3,434)	(6,948)
Selling, general and administrative expenses	(1,307)	(11,014)	(13,715)	(34,766)
Other income	8,739	—	8,739	—
Income (loss) before income taxes	7,605	(10,155)	(2,125)	(27,327)

Income taxes (see Note 13, Income Taxes)	—	(22)	(43)	(80)
Net income (loss)	$7,605	$(10,177)	$(2,168)	$(27,407)

Cash flows used in discontinued operations:

In thousands of U.S. dollars	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net cash provided by (used in) operating activities	$(1,322)	$(4,502)	$(5,716)	$(13,130)
Net cash used in investing activities	—	(151)	—	(422)
Net cash provided by (used in)	$(1,322)	$(4,653)	$(5,716)	$(13,552)

Assets and liabilities of discontinued operations:

In thousands of U.S. dollars	March 31, 2016	June 30, 2015
Assets
Accounts receivable	$450	$3,281
Prepaid expenses	—	150
Property & equipment, net	—	114
Intangibles assets, net	—	2,630
Goodwill	—	5,201
Other assets	—	40
	450	11,416
Liabilities
Accounts payable and accrued expenses	4,174	4,249
Reward points payable	—	9,029
Deferred tax liabilities	—	538
	$4,174	$13,816

6.  Acquisitions

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital Inc. ("Choose Digital"), a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.

In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. Such amount was accrued in the accompanying Consolidated Balance Sheets as of June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $170 of interest and $82 of legal fee charges. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016. the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754 (see Note 16, Subsequent Events). The balance of the contingent payment at March 31, 2016 was $1,754, including interest of $12. Since January 1, 2016 and through March 31, 2016, the Company has recorded additional interest of $26.

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

In the aggregate, as a result of the transactions described herein, the Company issued promissory notes in the principal amount of $250 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000 due March 8, 2016.  The Company was not able to make the payment at the due date and on March 24, 2016 converted $824 of the promissory notes to common stock and $110 of the promissory notes to a Series D Preferred Stock (see Note 11, Stockholders' Equity (Deficit)). All such notes bear interest at a rate of 5% per annum.

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

7.  Property and Equipment

Property and Equipment consists of the following:

	March 31, 2016	June 30, 2015

Leasehold Improvements	$2,710	$2,886
Furniture and Fixtures	588	588
Computer Equipment	456	458
Software	163	5
Total	3,917	3,937
Accumulated Depreciation and Amortization	(2,088)	(1,603)
Property and Equipment, net	$1,829	$2,334

Depreciation and amortization charged to selling, general and administrative expenses for the three and nine months ended March 31, 2016 amounted to $124 and $403, respectively. Depreciation and amortization charged to selling, general and administrative expenses for the three and nine months ended March 31, 2015 amounted to $75 and $233, respectively.

8.  Intangible Assets and Goodwill

		March 31, 2016			June 30, 2015
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value

Wetpaint technology	60 months	$4,932	$(3,184)	$1,748	$10,600	$(2,336)	$8,264
Wetpaint trademarks	276 months	1,423	(404)	1,019	5,800	(296)	5,504
Wetpaint customer relationships	60 months	917	(822)	95	2,000	(617)	1,383
Wetpaint non-compete agreements	36 months	—	—	—	609	(313)	296
Choose Digital licenses	60 months	829	(544)	285	1,740	(355)	1,385
Choose Digital software	60 months	627	(190)	437	550	(112)	438
DraftDay technology	120 months	2,396	(130)	2,266	—	—	—
Internally generated capitalized software	36 months	—	—	—	1,610	(515)	1,095
Other	various	326	(16)	310	326	(8)	318

Total		$11,450	$(5,290)	$6,160	$23,235	$(4,552)	$18,683

See Note 3, Summary of Significant Accounting Policies, for a discussion of the write-downs recorded with respect to intangible assets related to the Wetpaint and Choose Digital businesses in the quarter ended December 31, 2015. The changes in the gross amounts and useful lives of intangibles related to the Wetpaint and Choose Digital businesses, and to internally generated capitalized software, are a result of these write-downs during the three months ended December 31, 2015, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs.

Amortization of intangible assets included in selling, general and administrative expenses for the three and nine months ended March 31, 2016 amounted to $219 and $487, respectively.  Amortization of intangible assets included in selling, general and administrative expenses for the three and nine months ended March 31, 2015 amounted to $498 and $718, respectively. Future annual amortization expense expected is as follows:

Years ending June 30,

2016	$208
2017	$831
2018	$834
2019	$834
2020	$834

Goodwill consists of the following:

Description	Amount
Balance at July 1, 2015	$30,632
DraftDay preliminary purchase price allocation	2,622
Wetpaint impairment loss	(15,507)
Choose Digital impairment loss	(2,095)
Balance at March 31, 2016	$15,652

See Note 3, Summary of Significant Accounting Policies, for a discussion of the goodwill impairment losses recorded in relation to Wetpaint and Choose Digital businesses during the three months ended December 31, 2015. There were no impairments recorded during the three months ended March 31, 2016.

9. Loans Payable

			Outstanding Balances
Facility Name	Maturity Date	Total Facility Amount	March 31, 2016	June 30, 2015

Line of Credit Promissory Note (the "Note")	10/24/17	$20,000	$19,666	$19,516
Unsecured Demand Loans (the "Loans")	On Demand	—	—	1,575
Line of Credit Grid Note (the "Grid Note")	12/31/16	10,000	4,563	3,000
Secured Line of Credit (the "Secured Revolving Loan")	12/31/16	1,500	1,500	—
Secured Line of Credit (the "Secured Revolving Line of Credit")	12/31/16	500	88	—
Total Loans Payable			$25,817	$24,091

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

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of March 31, 2016, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at March 31, 2016, was $19,666, which includes accretion of the discount of $266 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

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

Interest expense on the Note was $607 and $1,834 for the three and nine months ended March 31, 2016, respectively, and $593 and $785 for the three and nine months ended March 31, 2015, respectively.

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

As discussed in Note 11, Stockholders' Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. On July 1, 2015, the Company repaid the remaining $1,575 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at March 31, 2016 and June 30, 2015 was $0 and $1,575, respectively.

Interest expense on the Loans was $0 and $1 for the three and nine months ended March 31, 2016, respectively, and $171 and $179 for the three and nine months ended March 31, 2015, respectively.

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

Therefore, the outstanding balance of the Grid Note at March 31, 2016 was $4,563.

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

Interest expense on the Grid Note for the three and nine months ended March 31, 2016 was $138 and $435, respectively.

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

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a Secured Revolving Loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of March 31, 2016, $1,500 has been advanced thereunder.

$500 Line of Credit

The Company and its subsidiaries wetpaint.com, inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum.
In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At March 31, 2016, $88 had been advanced thereunder.

Related Approvals

Because each of the transactions referred to in the foregoing sections involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Loan from Perk

During the three months ended December 31, 2015, Perk made two advances to the Company as follows:

Date	Amount

12/14/2015	$667
12/23/2015	333

Total	$1,000

On December 13, 2015, the Company entered into a Credit Agreement with Perk pursuant to which Perk provided a $1,000 line of credit to the Company (the “Perk Credit Agreement”). The Perk Credit Agreement provided for drawdowns pursuant to which Perk made advances to the Company, which totaled $1,000. The first advance in the amount of $667 was made on December 14, 2015. The final drawdown of $333 was made when the Information Statement relating to the transaction was filed with the SEC, which occurred on December 23, 2015. Amounts outstanding under the Perk Credit Agreement bore interest at 12% per annum, with an additional 12% if the Company was in default of its obligations under the Perk Credit Agreement.  Amounts outstanding under the Perk Credit Agreement were repaid on February 8, 2016 upon the closing of the sale of the Viggle assets to Perk.  The Company was entitled to elect to repay all amounts outstanding pursuant to the Perk Credit Agreement by reducing the number of the shares of Perk common stock payable upon closing of the sale of the Viggle assets to Perk by 130,000 shares. The Company elected to so reduce the number of shares issuable to the Company at the closing of the asset sale transaction. Therefore, Perk agreed to deliver to the Company at closing 1,370,000 shares of Perk common stock, rather than 1,500,000 shares, and in return the amounts outstanding under the Perk Credit Agreement were deemed repaid in full.

Therefore, the outstanding balance of the loan from Perk was $0 at March 31, 2016. No interest expense was recorded by the Company for the three and nine months ended March 31, 2016.

In connection with the Perk Credit Agreement, the Company also entered into a Security Agreement, pursuant to which the Company provided Perk with a security interest in its assets to secure repayment of amounts outstanding under the Perk Credit Agreement. As the amounts payable under the Perk Credit Agreement have now been settled in full, the Security Agreement has been terminated.

10. Commitments and Contingencies

Litigation

On November 4, 2015, Virtual Gaming Technologies, Inc. filed suit against DraftDay Gaming Group, Inc. The Company believes that it does not infringe the patents at issue. A settlement agreement was signed on January 14, 2016, and this matter is now concluded.

On December 22, 2015, Global Interactive Media, Inc. ("Global") served the Company with a lawsuit alleging infringement of certain of Global's patents. The Company has entered into a settlement agreement and the matter is now closed.

On March 2, 2016, the Company was served with a Notice of Petition of Non-Payment (the “Notice”) by 902 Associates, its landlord at 902 Broadway, New York. The Notice refers to unpaid rent in the amount of $226 and calls for eviction of the Company from the premises at 902 Broadway. The Company settled with 902 Associates on April 19, 2016 and has agreed to pay 902 Associates $50 a month for the arrears and make all rent payments as they come due.

Pandera Systems, LLC (“Pandera”), which formerly provided analytics development services to the Company, filed suit on March 11, 2016 against the Company to demand collection of amounts due for such services. The Company settled this matter on April 12, 2016.

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218 owed by the company to Photon. The Company settled this matter on May 12, 2016.

Pandora Media, Inc., (“Pandora”) a prior marketing provider for the Company, filed suit in California on March 29, 2016 to collect approximately $125 owed by the Company to Pandora. The Company intends to vigorously defend the action. The Company is in settlement discussions with Pandora.

On April 25, 2016, Carpathia Hosting, LLC (“Carpathia”), which formerly provided hosting services to the Company, filed suit in the Eastern District of Virginia to demand collection of $658 due. The Company intends to vigorously defend the suit.

Coda Search LLC, a former vendor of the Company, served the Company with a lawsuit on May 9, 2016 to collect $27 owed to it. The Company settled this matter on May 13, 2016.

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

11. Stockholders’ Equity

Common Stock

As of March 31, 2016 and June 30, 2015, there were 300,000,000 shares of authorized common stock, and 36,639,383 and 23,383,125 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Preferred Stock

The Company has authorized four series of preferred stock, including classes of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock. At this time, there is no Series A or Series B preferred stock outstanding. Only Series C and Series D Preferred Stock are outstanding, as described below.

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

At March 31, 2016 and June 30, 2015, there were no shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock outstanding.

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

The Series C Convertible Redeemable Preferred Stock is not classified as a component of stockholders' equity in the accompanying consolidated balance sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recorded as an addition within the Series C Convertible Preferred Stock account in the amount of $303 and $916 for the three and nine months ended March 31, 2016, and $99 and $164 for the three and nine months ended March 31, 2015.

Series D Convertible Preferred Stock

On March 24, 2016, the Company created a new class of Series D Convertible Redeemable Preferred Stock (the “Series D Convertible Preferred Stock”). The Company authorized the issuance of up to 110 shares of the Series D Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series D Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series D Convertible Preferred Stock have a stated value of $1,000 per share.

•
Each share of Series D Convertible Preferred Stock is convertible, at the option of the holders, at a rate of 3,333 shares of common stock for one share of converted Series D Convertible Preferred Stock.

•	Shares of Series D Convertible Preferred Stock are not entitled to a liquidation preference.

•
Conversions of the Series D Convertible Preferred Stock shall be limited such that any given conversion shall not cause the holder's aggregate beneficial ownership of the shares of common stock to exceed 9.99% of the Company’s outstanding common stock.

•	The shares of Series D Convertible Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series D Convertible Preferred Stock is necessary for the Company to amend the Series D certificate of designation.

The Series D Convertible Preferred Stock is classified as a component of stockholders' equity in the accompanying consolidated balance sheets. At March 31, 2016, there were 110 shares of Series D Convertible Preferred Stock outstanding.

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

Non-controlling Interest

As discussed in Note 6, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own. In the quarter ended March 31, 2016, Sportech invested an additional $93 into the DraftDay Business in exchange for shares of Series A Preferred Stock of DDGG for $1 per share.

12. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Plan provides for the issuance of a maximum of 6,250,000 shares of common stock.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and March 31, 2016, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period.

The following table summarizes the Company's RSU activity for nine months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2015	357,685	$52.23
Granted	351,427	1.63
Vested	(330,489)	54.10
Forfeited and canceled	(152,447)	3.65
Nonvested at March 31, 2016	226,176	$4.71

Compensation expense related to restricted stock was $11,952 and $19,252 for the nine months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was $479 in total unrecognized share-based compensation costs related to restricted stock.

Stock Options

The following table summarizes the Company's stock option activity for nine months ended March 31, 2016:

	Number of Options	Weighted average exercise price
Outstanding at July 1, 2015	1,181,630	$11.18
Granted	235,333	0.46
Exercised	—	—
Forfeited and canceled	(359,330)	6.01
Outstanding at March 31, 2016	1,057,633	$10.63
Exercisable at March 31, 2016	959,561	$11.20

The Company is accounting for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  There were 235,333 and 310,335 options granted during the nine months ended March 31, 2016 and 2015, respectively. The fair value of the options granted during the nine months ended March 31, 2016 and March 31, 2015 were estimated based on the following weighted average assumptions:

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Expected volatility	80%	80%
Risk-free interest rate	1.94%	2.04%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.50
Estimated fair value per option granted	$0.33	$2.55

Compensation expense related to stock options of $380 and $3,700 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $185 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

13.  Income Taxes

For the nine months ended March 31, 2016 and 2015, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At March 31, 2016 the Company has a Net Operating Loss carryforward of approximately $182,000, which will begin to expire in 2030.
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

14.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel. The Company is responsible for advancing the salary to legal and administrative personnel supporting Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the nine months ended March 31, 2016 and 2015, the Company billed Circle $14 and $20, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of March 31, 2016 and June 30, 2015 was $0 and $113, respectively. The Company wrote-off the accounts receivable balance of $127 in the quarter ended March 31, 2016, the write-off appears as a bad debt expense on the consolidated statements of operation.

The parties terminated the Circle Shared Services Agreement effective as of January 1, 2016. Circle is in the process of liquidation and any claim to be made under the Circle Shared Services Agreement will survive the termination of the Circle Shared Services Agreement.
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

The parties terminated the SFX Shared Services Agreement effective as of January 1, 2016. We continue to try to settle amounts remaining outstanding.
For the three and nine months ended March 31, 2016, the Company was billed by SFX $42 and $167, net of amounts billed by the Company to SFX, respectively.  The net balance due (to)/from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of March 31, 2016 and June 30, 2015 was $(139) and $135, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the nine months ended March 31, 2016, the Company was billed $432 in connection with the Sales Agreement. On September 22, 2015, the parties terminated the Sales Agreement, and the Company subsequently hired 8 members of the SFX sales team as of that date.

DraftDay

In October 2015 the Company entered into an agreement with DDGG to expand its rewards catalog and offer to its users the opportunity to redeem Viggle points for entry to DDGG’s fantasy sports contests. The Company agreed to pay DDGG the value of the entry fees for which points were redeemed. For the nine months ended March 31, 2016, $39 worth of Viggle points were redeemed for DDGG contest entry fees.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten years period. For the three months ended March 31, 2016 and 2015, the Company recognized $125 and $125, respectively, of revenue related to this agreement. For the nine months ended March 31, 2016 and 2015, the Company recognized $375 and $375, respectively, of revenue related to this agreement.

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

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of March 31, 2016, $1,500 has been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

$500 Line of Credit

The Company and its subsidiaries wetpaint.com, inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum.
In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At March 31, 2016, $88 had been advanced thereunder.

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of March 31, 2016 and 2015 to a fair value of $10 and $10, respectively. The Company recorded gains/(losses) of $0 and $(5) to other income, net in the Consolidated Statements of Operations for the nine months ended March 31, 2016 and 2015, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of March 31, 2016, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $4,792 as of June 30, 2015. The fair value of the contingent consideration was classified as Level 3 within the fair value hierarchy because it was valued using unobservable inputs and management's judgment. See Note 6, Acquisitions, for details related to payments made on the contingent consideration during the nine months ended March 31, 2016.

On February 8, 2016, the Company received Perk warrants as part of the consideration in the sale of the Viggle business. The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model, in accordance with ASC 820-10, Fair Value Measurements. The changes to fair value are recorded in the income statement. The fair value of the warrants when issued was $1,023. The warrants were marked to market as of March 31, 2016 to a fair value of $1,091. The Company recorded a gain of $68 to other income, net in the Consolidated Statements of Operations for the nine months ended March 31, 2016. The fair value of the warrant is classified as an other asset on the Consolidated Balance Sheet as of March 31, 2016. The Perk warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The following table presents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at July 1, 2015	$4,802
Perk warrants	1,091
Contingent consideration payments	(3,050)
Balance at March 31, 2016	$2,843

16.  Subsequent Events

Secured Lines of Credit

The Company and its subsidiaries Wetpaint.com, Inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI, pursuant to which the Company can borrow up to $500.  The Company drew $88 on this line on March 29, 2016. Thereafter, the Company drew an additional $412 on this line since April 1, 2016 and through the date of this filing (see Note 9, Loans Payable).

On April 29, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries, pursuant to which the Company can borrow up to $500. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of April 1, 2016 and through the date of this filing $305 had been advanced thereunder.

Because the above transactions were subject to certain rules regarding “affiliate” transactions, the independent members of the Company's Board of Directors approved each of these transactions.

Rant Term Sheet

On April 29, 2016, we entered into a Binding Term Sheet (the “Binding Term Sheet”) with Rant, Inc. (“Rant”). In connection with the Binding Term Sheet, we agreed to purchase the assets of the Rant business (the “Transaction”).
As consideration for the assets, Rant will receive the following consideration:
•$5,000 cash (the “Cash Consideration”). The cash consideration shall initially be advanced by DraftDay as a loan to Rant, which will be deemed satisfied provided Rant delivers audited financial statements to DraftDay within 45 days of the closing of the Transaction.
•Shares of DraftDay’s common stock equal to an amount between 20% and 24% of our total outstanding common stock (the “Share Consideration”). The Share Consideration shall be determined by the mutual agreement of the parties.
Additionally, the Binding Term Sheet provides for the following:
•Rant will have at least $2,000 in cash at the closing of the Transaction.
•If we do not proceed to execution of definitive documents for any reason except (i) a breach by Rant of its obligations under the Binding Term Sheet or (ii) if information regarding Rant’s 2015 revenues, cost of goods sold exclusive of non-cash items) and traffic statistics previously provided to us by Rant is materially incorrect, we must pay Rant a $1,000 break-up fee.
The Transaction shall be subject to the preparation of definitive documents. Because the documents are subject to a number of conditions that must be satisfied by each of the parties, there is no assurance that the proposed terms may not be changed or that any transaction may be consummated.
Rant, Inc. is an digital publishing company that was founded in 2010. Rant and its expanding internet property lineup has established itself as a leading innovator in online media consumption. Known for the well-established brand RantSports, Rant, Inc. has since expanded its reach towards the areas of lifestyle, fitness, exercise, entertainment, technology, and celebrities.

Legal Proceedings
On December 22, 2015, Global Interactive Media, Inc. ("Global") served the Company with a lawsuit alleging infringement of certain of Global's patents. The Company entered into a settlement agreement on May 2, 2016, and the matter is now closed.

On March 2, 2016, the Company was served with a Notice of Petition of Non-Payment (the “Notice”) by 902 Associates, its landlord at 902 Broadway, New York. The Notice refers to unpaid rent in the amount of $226 and calls for eviction of the Company from the premises at 902 Broadway. The Company settled with 902 Associates on April 19, 2016 and has agreed to pay 902 Associates $50 a month for the arrears and make all rent payments as they come due.

Pandera Systems, LLC, which formerly provided analytics development services to the Company, filed suit on March 11, 2016 against the Company to demand collection of amounts due for such services. The Company settled this matter on April 12, 2016.

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218 owed by the company to Photon. The Company settled this matter on May 12, 2016.

Pandora Media, Inc., (“Pandora”) a prior marketing provider for the Company, filed suit in California on March 29, 2016 to collect approximately $125 owed by the Company to Pandora. The Company intends to vigorously defend the action. The Company is in settlement discussions with Pandora.

On April 25, 2016, Carpathia Hosting, LLC, which formerly provided hosting services to the Company, filed suit in the Eastern District of Virginia to demand collection of $658 due. The Company intends to vigorously defend the suit.

Coda Search LLC, a former vendor of the Company, served the Company with a lawsuit on May 9, 2016 to collect $27 owed to it. The Company settled the litigation with Coda Search on May 13, 2016.

NASDAQ Delisting
The Company's common stock has traded on the NASDAQ Capital Market under the symbol DDAY. NASDAQ recently informed the Company that it has failed to comply with certain of NASDAQ's continuing listing criteria, and that the Company's stock will be delisted. The Company appealed the decision, and the Nasdaq Listing Qualifications panel granted the Company's request for the continued listing of its common stock on The Nasdaq Capital Market (“Nasdaq”). The Company’s continued listing on Nasdaq is subject to, among other things, the Company evidencing compliance with the minimum $2.5 million market value of listed securities requirement and the minimum $1.00 bid price requirement by August 22, 2016.
Preferred Stock Conversion
Sillerman Investment Company III, LLC (“SIC III”), an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer of the Company, owned 10,000 shares of Series C Preferred Stock. On May 9, 2016 (the “Exchange Date”), the Company and SIC III entered into a Subscription Agreement pursuant to which SIC III subscribed for 22,580,645 shares of the Company’s common stock at a price of $0.31 per share. Accordingly, the aggregate purchase price for such shares was $7,000. The Company and SIC III agreed that SIC III would pay the purchase price for such shares by exchanging 7,000 shares of the Company’s Series C Preferred Stock owned by SIC III for the common shares (the “Exchange”). The effectiveness of the Exchange is subject to receipt of an opinion as of the Exchange Date by an independent valuation expert that the Exchange is fair. If the Exchange becomes effective, Mr. Sillerman and his affiliate will own more than 50% of the outstanding shares of the Company’s common stock.

Amendment to Forbearance Agreement
In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP, as representative of the former shareholders of Choose Digital Inc. The Forbearance Agreement provided that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company did not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016.

On May 12, 2016. the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754. The Forbearance Agreement now provides that the Company will make a payment of approximately $300 by May 18, 2016, and thereafter, the Company will make monthly payments of $100, plus interest at a rate of 9% per annum, until the remaining amount is paid in full. In addition, the Company agreed to pledge 100,000 shares of common stock it holds in Perk.com, Inc. as collateral for these obligations. Finally, the Company agreed if it consummates a sale of a substantial part of its assets or a public equity offering, the Company will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. The Company also delivered an amended confession of judgment that it had previously delivered to AmossyKlein, which will be held in escrow by AmossyKlein's counsel in the event the Company does not make installment payments as set forth in the amended Forbearance Agreement.
Additional Investment in DraftDay Gaming Group, Inc.

On May 12, 2016, the Company entered into a subscription agreement with DDDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred an additional $80 to the DDGG subsidiary since April 1, 2016 and through the date of the filing of these financial statements.
Conversion of MGT Series D Preferred Shares to Common Stock
On April 13, 2016, MGT Sports, Inc. ("MGT") converted all 110 shares of the Company's Series D Preferred Stock into shares of common stock of the Company. Accordingly, the Company issued 366,630 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Preferred Stock outstanding.

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

Overview

The quarter ended March 31, 2016 was a period of transition for the Company. As described in the "Perk.com Transaction" below, on December 13, 2015, the Company entered into an Asset Purchase Agreement (the "Perk Agreement") with Perk.com, Inc. ("Perk") to sell the Company's rewards business, including the Viggle app, to Perk. This asset sale subsequently closed on February 8, 2016.

As the nature of the Company has changed, the Company changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc., and changed its ticket symbol from VGGL to DDAY.

During the period covered by this Quarterly Report on Form 10-Q, the Company continued to operate the Viggle rewards business, because the transaction resulting in the sale of that business did not close until February 8, 2016. Therefore, the following overview continues to describe the Viggle rewards business. As of February 8, 2016, the Company no longer operates the Viggle rewards business.

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

Purchase Price and Adjustments

As consideration for the assets sold, the Company received the following consideration:

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

•	Perk also assumed certain liabilities of the Company, including points liability.

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

Remaining Businesses

Wetpaint.com

Through Wetpaint, we report original news stories and publish information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 55 new articles, videos and galleries each day. Wetpaint is a social publisher for millennial women. Wetpaint's Facebook pages have approximately 10 million fans, and Wetpaint routinely attracts 10 million monthly unique visitors, and 55 million monthly page views. With clever social packaging around original entertainment news content, Wetpaint showcases exclusive interviews, breaking stories, and our fangirl spin on pop culture. We generate revenues through Wetpaint by displaying advertisements to Wetpaint users as they view Wetpaint's content. We source ads by working directly with advertisers, or their advertising agencies, and by working through third party ad networks.

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

DDGG is a business-to-business operator of daily fantasy sports in the United States and Canada.  DDGG supplies a full white-label solution that allows businesses to participate in the fast growing skill-based game market.  By using DDGG's white label solution, a business can offer a fantasy sports product to its customers without incurring the ongoing technology costs and other capital expenditures.  By focusing on offering white-label solutions to businesses, DDGG's strategy is to build a network of players through the established databases of DDGG's participating clients.  This model is strategically focused to minimize costs of user acquisition.  In addition, the aggregated network of users across DDGG's clients' databases creates larger prize pools to generate higher player engagement and retention.  DDGG continues to develop its business plan by focusing on the regulated market of casinos as well as the entertainment and sports industries.

Using its proprietary technology, DraftDay provides turnkey white-label solutions to organizations looking for ways to expand and monetize their existing user database. DraftDay’s technology is a Software-as-a-Service (SaaS) platform and powers the complete user experience, which can be linked to a new or existing website or integrated into an existing authentication process using a secure API. DraftDay manages all aspects of the website operation, including: taking the deposits, managing the tournaments, handling the withdrawals, and providing customer support on behalf of a client’s new or existing brand.

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

The daily fantasy sports industry, including DDGG's business, is subject to an evolving legislative and regulatory landscape.  Some states employ either a “predominance” test or a “material factor” test to determine whether a game is one of skill or conversely have specific laws prohibiting pay-to-play fantasy sports.  Therefore, DDGG does not operate in Alabama, Arizona, Iowa, Louisiana, Mississippi, Montana, Nevada, Texas, Vermont or Washington.  In addition, on November 10, 2015, the New York State Attorney General issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under New York law, and instructing them to cease their offerings to New York residents.  As a result, DDGG has ceased its fantasy sports offerings to New York residents, pending further developments on the matter.  In addition, several state Attorneys General have issued opinions that daily fantasy either does or does not meet the states standards under their current laws.  In those states with negative treatment, DDGG has suspended services until there is further clarity in those states through the legal, legislative, and regulatory processes.  Approximately 33 states have introduced legislation authorizing and regulating daily fantasy sports ranging from clarifying current state laws and regulations to adding new laws regarding daily fantasy sports.  DDGG continues to monitor the changing landscape and advocates a favorable position for daily fantasy sports in each of these states.

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

Rant Term Sheet

On April 29, 2016, we entered into a Binding Term Sheet (the “Binding Term Sheet”) with Rant, Inc. (“Rant”). In connection with the Binding Term Sheet, we agreed to purchase the assets of the Rant business (the “Transaction”).
As consideration for the assets, Rant will receive the following consideration:
•$5,000 cash (the “Cash Consideration”). The cash consideration shall initially be advanced by DraftDay as a loan to Rant, which will be deemed satisfied provided Rant delivers audited financial statements to DraftDay within 45 days of the closing of the Transaction.
•Shares of DraftDay’s common stock equal to an amount between 20% and 24% of our total outstanding common stock (the “Share Consideration”). The Share Consideration shall be determined by the mutual agreement of the parties.
Additionally, the Binding Term Sheet provides for the following:
•Rant will have at least $2,000 in cash at the closing of the Transaction.
•If we do not proceed to execution of definitive documents for any reason except (i) a breach by Rant of its obligations under the Binding Term Sheet or (ii) if information regarding Rant’s 2015 revenues, cost of goods sold exclusive of non-cash items) and traffic statistics previously provided to us by Rant is materially incorrect, we must pay Rant a $1,000 break-up fee.
The Transaction shall be subject to the preparation of definitive documents. Because the documents are subject to a number of conditions that must be satisfied by each of the parties, there is no assurance that the proposed terms may not be changed or that any transaction may be consummated.
Rant, Inc. is an digital publishing company that was founded in 2010. Rant and its expanding internet property lineup has established itself as a leading innovator in online media consumption. Known for the well-established brand RantSports, Rant, Inc. has since expanded its reach towards the areas of lifestyle, fitness, exercise, entertainment, technology, and celebrities.

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

Results of Continuing Operations

Results for the three and nine months ended March 31, 2016 and 2015 (amounts in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	Variance	2016	2015	Variance
Revenues	$678	$1,404	(726)	$3,933	$4,294	(361)
Selling, general and administrative expenses	(5,634)	(10,904)	5,270	(25,043)	(35,922)	10,879
Impairment loss	—	—	—	(30,402)	—	(30,402)
Operating loss	(4,956)	(9,500)	4,544	(51,512)	(31,628)	(19,884)
Other income (expense):
Other income, net	31	1	30	34	6	28
Interest expense, net	(1,083)	(935)	(148)	(2,866)	(1,415)	(1,451)
Total other expense	(1,052)	(934)	(118)	(2,832)	(1,409)	(1,423)
Net loss before provision for income taxes	(6,008)	(10,434)	4,426	(54,344)	(33,037)	(21,307)
Income tax expense	—	—	—	—	—	—
Net loss from continuing operations	$(6,008)	$(10,434)	$4,426	$(54,344)	$(33,037)	$(21,307)

Results of Continuing Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015 (amounts in thousands)

Revenues

Revenue in the three months ended March 31, 2016 was $678, a decrease of $726 from the three months ended March 31, 2015. The decrease was driven by the sale of the Viggle business to Perk, which led to a temporary cessation in Viggle user redemption of digital media on the Choose Digital platform and thus lower revenues for Choose Digital, and to a transfer of the sales force to Perk and thus a loss of direct sales advertising revenues for Wetpaint. The effect of these changes on revenue was $284 and $479, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,634 for the three months ended March 31, 2016, a net decrease of $5,270 from the three months ended March 31, 2015. The net decrease was driven by decreases in: stock based compensation of $4,338, content expense in the amount of $284, caused by lower Viggle user redemption of digital media on the Choose Digital platform due to the sale of the Viggle App to Perk, depreciation and amortization expense of $306, marketing expense of $361, and technology costs of $221. These decreases were offset by an increase in spending related to DDGG of $113.

Interest Expense, Net

Interest expense, net was $1,083 for the three months ended March 31, 2016, an increase of $148 from the three months ended March 31, 2015. The increase was due to higher levels of debt during the three months ended March 31, 2016.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2016 and June 30, 2015, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Results of Continuing Operations for the Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015 (amounts in thousands)

Revenues

Revenue in the nine months ended March 31, 2016 was $3,933, an decrease of $361 from the nine months ended March 31, 2015. The net decrease was driven by a $1,513 decrease in Wetpaint revenues primarily caused by the transfer of the sales force to Perk and thus a loss of direct sales advertising revenues, an increase of $838 in Choose Digital revenues generated through Viggle user redemptions of digital media on the Choose Digital platform, and an increase in DDGG revenues of $422.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25,043 for the nine months ended March 31, 2016, a decrease of $10,879 from the nine months ended March 31, 2015. This change was driven by decreases in stock based compensation of $9,422, depreciation and amortization expense of $449, marketing expense of $361, and Wetpaint content creation of $226. These decreases were offset by increases in Choose Digital content expense of $838, and DDGG operating expenses of $336.

Impairment Loss

Impairment loss in the nine months ended March 31, 2016 was $30,402, an increase of $30,402 from the nine months ended March 31, 2015. The increase is due to the goodwill impairment loss the Company recorded of $2,095 related to the Choose Digital reporting unit and $15,507 related to the Wetpaint reporting unit, and losses of $1,331 and $11,469 on intangible assets related to Choose Digital's software and licenses and Wetpaint's technology, trademark, customer relationships and non-competition agreements, respectively.

Interest Expense, Net

Interest expense, net was $2,866 for the nine months ended March 31, 2016, an increase of $1,451 from the nine months ended March 31, 2015. The increase was due to higher levels of debt during the nine months ended March 31, 2016.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At March 31, 2016 and June 30, 2015, the Company provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources (amounts in thousands)

Cash

At March 31, 2016 and June 30, 2015, we had cash balances of $623 and $4,217, respectively.

Available Line of Credit

As of March 31, 2016, the Company had approximately $1,737 available under its lines of credit.

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

With the conclusion of the Perk transaction, the Company is in the process of reviewing its remaining three business segments and the cash needs for the 2016 calendar year to cover fixed expenses and capital, including employee payroll, content expenditures, server capacity, office space and capital expenditures. The amount of capital required will depend on strategic decisions to be made with those business segments. As of March 31, 2016, we had approximately $1,737 available under our existing lines of credit and cash of approximately $623. We intend to increase revenue over the next 12 months as we focus on selling more advertising on the Wetpaint website and, depending on our strategic decisions, working to improve the Choose Digital and DDGG platforms. We also intend to reduce our expenses. There is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of monthly unique users and the activity of those users on the Wetpaint website. Our ability to generate digital content sales for Choose Digital is dependent on our ability to launch digital rewards programs for new clients and maintain our digital content licenses, which are currently in arrears. Our ability to launch new DDGG partners is dependent on the legal and regulatory developments in the market. We may not be able to deliver enough users to grow revenue. The level of engagement activity currently seen on the Wetpaint website and the DDGG fantasy sports application may slow and the potential revenue per user would fall accordingly. We also may not be able to maintain our current relationships with media content providers for Choose Digital.

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

Cash Flows for the nine months ended March 31, 2016 (amounts in thousands)

	Nine Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(6,982)	$(17,627)
Net cash provided by (used in) investing activities	$—	$(455)
Net cash provided by financing activities	$3,388	$18,790

Operating Activities

In the nine months ended March 31, 2016, net cash used in operating activities was $6,982, including our net loss of $56,512, impairment loss of $30,402, gain on sale of a business of $7,172, non cash, stock based compensation charges of $12,332, and depreciation and amortization of $2,898. In addition, net cash inflows from changes in operating assets and liabilities were $10,833, primarily due to an increase in accounts payable of $5,901 and decreases in accounts receivable and prepaid expenses of $2,896. and $1,589, respectively.

In the nine months ended March 31, 2015, net cash used in operating activities was $17,627, including our net loss of $60,444, non cash, stock based compensation charges of $27,093 and depreciation and amortization of $4,558. In addition, net cash inflows from changes in operating assets and liabilities was $10,897, primarily as a result from increases in restricted cash of $5,005, accounts payable and accrued expenses of $2,722, and rewards points payable of $3,029, and increases in accounts receivable of $1,087.

Investing Activities

Cash provided by investing activities in the nine months ended March 31, 2016 was $0.

Cash used in investing activities in the nine months ended March 31, 2015 was $455 consisting of capitalized portion of software development costs and investments in computer related equipment.

Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2016 of $3,388 consisted of net borrowings on the Company's lines of credit of $5,688, the Perk loan of $1,000, and repayment of the contingent consideration due of $3,050.

Cash used in financing activities in the nine months ended March 31, 2015 of $18,790 consisted of net borrowings on the Company's lines of credit of $6,400 and the sale of Series C Convertible Preferred Stock of $10,000.

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

During the nine months ended March 31, 2016, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09,
Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU
2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02
requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements.

In January 2016, FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition
and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities & Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has assessed the effectiveness of our internal control over disclosure controls and procedures as of March 31, 2016. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over disclosure controls and procedures was not effective. Our management identified the following material weaknesses in our internal control over disclosure controls and procedures, which are the consequences of our limited financial resources and small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient levels of supervision and review of the disclosure controls and procedures process.

We plan to take steps to enhance and improve the design of our internal control over disclosure controls and procedures. To remediate such weaknesses, we intend to appoint in the near future additional qualified personnel to address inadequate segregation of duties and ineffective risk management. These remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are the consequences of our limited financial resources and small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate such weaknesses, we intend to appoint in the near future additional qualified personnel to address inadequate segregation of duties and ineffective risk management. These remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On November 4, 2015, Virtual Gaming Technologies, Inc. filed suit against DraftDay Gaming Group, Inc. The Company believes that it does not infringe the patents at issue. A settlement agreement was signed on January 14, 2016, and this matter is now concluded.

On December 22, 2015, Global Interactive Media, Inc. ("Global") served the Company with a lawsuit alleging infringement of certain of Global's patents. The Company has has now settled the matter and it is now closed.

On March 2, 2016, the Company was served with a Notice of Petition of Non-Payment (the “Notice”) by 902 Associates, its landlord at 902 Broadway, New York. The Notice refers to unpaid rent in the amount of $226 and calls for eviction of the Company from the premises at 902 Broadway. The Company settled with 902 Associates on April 19, 2016 and has agreed to pay 902 Associates $50 a month for the arrears and make all rent payments as they come due.

Pandera Systems, LLC, which formerly provided analytics development services to the Company, filed suit on March 11, 2016 against the Company to demand collection of amounts due for such services. The Company settled this matter on April 12, 2016.

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218 owed by the company to Photon. The Company settled this matter on May 12, 2016.

Pandora Media, Inc., (“Pandora”) a prior marketing provider for the Company, filed suit in California on March 29, 2016 to collect approximately $125 owed by the Company to Pandora. The Company intends to vigorously defend the action. The Company is in settlement discussions with Pandora.

On April 25, 2016, Carpathia Hosting, LLC, which formerly provided hosting services to the Company, filed suit in the Eastern District of Virginia to demand collection of $658 due. The Company intends to vigorously defend the suit.

Coda Search LLC, a former vendor of the Company, served the Company with a lawsuit on May 9, 2016 to collect $27 owed to it. The Company settled the litigation with Coda Search on May 13, 2016.

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

Our board of directors has formed a special committee of independent directors to explore strategic alternatives to enhance value.  These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of all or some of our assets or other possible transactions. Following the Perk transaction, the Special Committee continues to study alternatives, including the possibility of reorganization. However, there can be no assurance that any such strategic transaction will occur. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to our company or our stockholders. The Company has signed a binding term sheet with Rant, Inc., which (if consummated) is a step in this direction. There is no assurance that we will consummate a transaction with Rant, Inc., or that such direction will be successful.

We have been notified by NASDAQ that our stock will be delisted because we have failed to comply with the continuing listing requirements of NASDAQ. We appealed Nasdaq's decision, and NASDAQ has granted us an extension until August 22, 2016 to regain compliance with NASDAQ's continuing listing criteria. If we are unable to regain compliance by that date, our stock will be delisted. As a result, liquidity in our stock could be impaired, and our stock price will likely decline.

Our common stock has traded on the NASDAQ Capital Market under the symbol DDAY. NASDAQ recently informed us that we have failed to comply with certain of NASDAQ's continuing listing criteria, and that our stock will be delisted. We appealed the decision, and NASDAQ has granted us an extension until August 22, 2016 to regain compliance with its continuing listing criteria. If we are not able to regain compliance by that time, our stock will be delisted. Delisting will impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions. As a result, an investor may find it more difficult to dispose of shares of our common stock. We believe that current and prospective investors will view an investment in our common stock less favorably after it is delisted from NASDAQ. This failure to meet the continuing NASDAQ listing requirements will likely have an adverse impact on the value of and trading activity in our common stock.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $56,512 and $60,444 for the nine months ended March 31, 2016 and March 31, 2015, respectively. We have an accumulated deficit of approximately $422,626 as of March 31, 2016 and $367,360 as of June 30, 2015. We have not achieved profitability since inception and cannot be certain that we will ever achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue in our remaining businesses throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

As of March 31, 2016, we have outstanding stock options to purchase 1,057,633 shares of common stock and unvested restricted stock units for 226,176 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have more than 3 million shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. In addition, we currently have 10,000 shares of Series C Convertible Preferred Stock outstanding, which are convertible into 2,500,000 shares of common stock. We may also grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

As of May 1, 2016, approximately 17,017,891 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and his affiliates, representing a significant percentage of the total voting power. As a result, Mr. Sillerman and his affiliates essentially have the ability to elect all of our directors and to approve any action requiring stockholder action.  It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders.  Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

The digital and mobile technology business is highly fragmented, extremely competitive, and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us and our competitors.  We are an entertainment company that utilizes digital media.  If we are successful, larger and more established entertainment companies, with significantly greater resources, may try to enter the market with similar technologies, and may be in better competitive positions than we are.  Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another.  Our principal competitors are in segments such as:

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

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. On July 31, 2015, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that we would make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $527 on September 30, 2015; $523 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by

AmossyKlein’s counsel in the event the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016, the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754. The Forbearance Agreement provides that we will make a payment of approximately $300 by May 18, 2016, and thereafter, we will make monthly payments of $100, plus interest, until the remaining amount is paid in full. In addition, we agreed to pledge 100,000 shares of common stock we hold in Perk.com, Inc. as collateral for these obligations. Finally, we agreed if we consummate a sale of a substantial part of our assets or a public equity offering, we will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. We also agreed to amend the confession of judgment. These payments under the amended forbearance agreement will create additional strain on our limited cash resources. In addition, the requirement to accelerate payments on a sale of a substantial part of our assets or from a public equity offering may hinder our access to additional cash.

We will incur significant transaction and merger-related expenses in connection with our acquisition of our interest in DraftDay Gaming Group, Inc.

In connection with our acquisition of an interest in DraftDay Gaming Group, Inc., the Company was required to make payments pursuant to promissory note in the principal amount of $2,000 on March 8, 2016. The Company negotiated with the holders of these notes to pay a portion of the outstanding amounts in common stock of the Company. The Company was able to retire approximately $1,000 of the amounts outstanding under the notes through the issuance of 2,956,240 shares of our common stock and 110 shares of our Series D preferred stock. The 110 shares of our common stock were convertible into 366,630 shares of our common stock. Approximately $1,000 of the principal amount of these notes remains outstanding and will now be payable on July 31, 2016. The Company intends to enter into negotiations with the noteholders to similarly retire some or all of the remaining portion of the notes in equity. However, there is no assurance that will be able to do so. In addition, if we are successful, the issuance of additional equity in satisfaction of these notes would result in dilution to existing stockholders.

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

Choose Digital's business model is to provide digital content to loyalty programs. Accordingly, Choose Digital maintains business relationships with various providers of digital content. If the Company is unable to make payments to maintain its business relationships with the providers of digital content, Choose Digital will not be able to offer its clients the range of digital content it has historically been able to, which could cause Choose Digital's revenues to decline. Choose Digital is late in payments to providers of digital content, and as a result, its supply of digital content could be jeopardized. If the supply of digital content is jeopardized, Choose Digital could lose its clients and its revenue streams.

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

Our business has substantial indebtedness and trade payables

We currently have, and will likely continue to have, a substantial amount of indebtedness and trade payables. These obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of March 31, 2016, we had total indebtedness of approximately $26,000 and trade payables of approximately $8,500, in addition to the transaction and merger-related expenses relating to the acquisitions of Choose Digital and an interest in the DraftDay Business. The $26,000 is subject to security agreements in favor of Robert F.X. Sillerman or his affiliates which are set forth in Exhibits 10.67, 10.68 and 10.69.

While we have attempted to settle with many of the vendors to which the trade payables are owed, there can be no assurances that we will be able to do so at all or be able to do so on favorable terms. Failure to settle these trade payables could result in litigation, which could lead to attachments and liens on our assets. In addition, vendors could potentially seek to file against us involuntary reorganization proceedings.

We expect to obtain the money to pay our expenses, to pay our trade payables and to pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.

As discussed in this Form 10-Q, we have noted a material weakness in internal control over our financial reporting and disclosure controls and procedures. We intend to remediate this issue and have started efforts in that regard. There is no assurance that we will be able to do so.

We made an investment in DraftDay Gaming Group, Inc., which operates a daily fantasy sports website. Companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator, state attorney general or US Attorney takes the position that DraftDay's business operates in violation of applicable laws, or if laws are changed, it could force DraftDay to cease operating in certain states or to change its business models in ways that could materially and negatively impact its business. Current regulations require that the DraftDay Business operate in a manner that may result in financial risk.

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

We own a significant but minority interest in DraftDay. DraftDay has a management services agreement with Sportech Racing, LLC pursuant to which Sportech provides management services to DraftDay. Having management services provided by a third party could create conflicts of interest and could cause DraftDay's management to be less focused on the development of DraftDay's business. DraftDay's business is heavily dependent on services provided by Sportech pursuant to the management services agreement. These services will be terminated in the coming months.

DraftDay entered into a management services agreement with Sportech Racing, LLC. Under the agreement, Sportech currently manages the day-to-day operations of the company. The chief executive officer of DraftDay is an employee of Sportech. Not having the full time and attention of the chief executive officer or other individuals providing services to DraftDay could cause DraftDay's business results to suffer. In addition, certain other of our employees will need to attend to the needs of DraftDay, which could divert their time and attention as well.

On April 12, 2016, DraftDay entered into an amendment to the management services agreement pursuant to which the agreement will be terminated in the coming months. The termination of the management services agreement will require DraftDay to begin performing certain functions on its own. There can be no assurance that the transition will be seamless, and DraftDay's business could suffer as a result. In addition, DraftDay could incur additional costs to replace the services that were previously being provided by Sportech, which could cause DraftDay to experience liquidity issues if it does not raise capital in the near term.

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

We may be unable to compete with larger or more established companies.

We face a large and growing number of competitors across all our lines of business.  Wetpaint is a content publisher , and it faces many competitors with far greater resources. It faces competition from traditional media sources, such as newspapers and magazines, many of which have their own digital properties, as well as competition from other digital and online publishers, such as Buzzfeed and Vox Media., and many others. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in these industries than do we. In addition, as described in greater detail above, DraftDay faces competition from DraftKings and FanDuel, each of which has far greater established customer bases, name recognition, marketing resources and financial resources than DraftDay. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. Further, our current and/or future competitors in the digital and mobile technology industry may develop or license technology that is similar to ours. We cannot be sure that we will be able to compete successfully with existing or new competitors.

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

On April 29, 2016, we entered into a Binding Term Sheet with Rant, Inc. to acquire substantially all of Rant's assets. Though the term sheet is binding, the transaction is subject to continued due diligence and negotiation of final documentation. We could also be subject to a $1,000 break-up fee if we do not proceed to closing, except in certain circumstances. In addition, if the transaction closes, it will result in dilution to our stockholders.

On April 29, 2016, we entered into a Binding Term Sheet (the “Binding Term Sheet”) with Rant, Inc. (“Rant”). In connection with the Binding Term Sheet, we agreed to purchase the assets of the Rant business (the “Transaction”). As consideration for the assets, Rant will receive the following consideration: (a) $5,000 cash (the “Cash Consideration”), and (b) shares of our common stock equal to an amount between 20% and 24% of our total outstanding common stock (the “Share Consideration”). The Share Consideration shall be determined by the mutual agreement of the parties. The cash consideration shall initially be advanced by us as a loan to Rant, which will be deemed satisfied provided Rant delivers audited financial statements to us within 45 days of the closing of the Transaction. The Transaction is subject to the preparation of definitive documents. Because the documents are subject to a number of conditions that must be satisfied by each of the parties, there is no assurance that the proposed terms may not be changed or that any transaction may be consummated.
Additionally, if we do not proceed to execution of definitive documents for any reason except (i) a breach by Rant of its obligations under the Binding Term Sheet or (ii) if information regarding Rant’s 2015 revenues, cost of goods sold exclusive of non-cash items) and traffic statistics previously provided to us by Rant is materially incorrect, we must pay Rant a $1,000 break-up fee.

If the Transaction does proceed to closing, the Transaction will result in our issuing Rant a significant number of shares of our common stock. Accordingly, the Transaction will be dilutive to our stockholders.

ITEM 2. Unregistered Sale of Equity and Use of Proceeds

As previously reported on the Company’s Current Report on Form 8-K filed on March 30, 2016, the Company entered into an exchange agreement with MGT Sports, Inc. (“MGT”), pursuant to which the Company issued 2,748,353 shares of its common stock and 110 shares of its Series D Preferred Stock in exchange for a reduction of $934 in principal amount of a promissory note the Company owed to MGT. The shares of Series D Preferred Stock were convertible into 366,630 shares of the Company's common stock, and MGT converted all 110 shares on April 13, 2016, so that there are no shares of Series D Preferred Stock that remain outstanding, and MGT was issued an additional 366,630 shares of common stock.

All such shares issued to MGT were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

On April 25, 2016, the Company also entered into an exchange agreement with Kuusamo Capital Ltd. (“Kuusamo"), pursuant to which the Company issued 207,887 shares of its common stock to Kuusamo in exchange for a reduction of $71 in principal amount of a promissory note the Company owed to Kuusamo.

All such shares issued to Kuusamo were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

Item 5.     Other Information

Amendment to Forbearance Agreement

In connection with the Company's acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $527 on September 30, 2015; $523 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company did not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016.

On May 12, 2016. the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754. The Forbearance Agreement now provides that the Company will make a payment of approximately $300 by May 18, 2016, and thereafter, the Company will make monthly payments of $100, plus interest at a rate of 9% per annum, until the remaining amount is paid in full. In addition, the Company agreed to pledge 100,000 shares of common stock it holds in Perk.com, Inc. as collateral for these obligations. Finally, the Company agreed if it consummates a sale of a substantial part of its assets or a public equity offering, the Company will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. The Company also delivered an amended confession of judgment that it had previously delivered to AmossyKlein, which will be held in escrow by AmossyKlein's counsel in the event the Company does not make installment payments as set forth in the amended Forbearance Agreement.

Additional Investment in DraftDay Gaming Group, Inc.
On May 12, 2016, the Company entered into a subscription agreement with DraftDay Gaming Group, Inc. ("DDGG") pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech Inc. ("Sportech") pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share.

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

10.64	Subscription Agreement dated December 3, 2016 between Sillerman Investment Company IV, LLC and Viggle Inc. (60)
10.65	Asset Purchase Agreement dated December 13, 2015 between Viggle Inc. and Perk.com, Inc. (61)
10.66	Credit Agreement dated December 13, 2015 between Viggle Inc. and Perk.com, Inc. (62)
10.67	Secured Revolving Promissory Note dated January 27, 2016 between Viggle Inc., wetpaint.com, Inc. and Choose Digital, Inc. and Sillerman Investment Company VI, LLC (63)
10.68	Security Agreement, effective as of December 31, 2015, between Viggle Inc., wetpaint.com, Inc., and Choose Digital, Inc. and Sillerman Investment Company III, LLC (64)
10.69	Security Agreement, effective as of December 31, 2015, between Viggle Inc., wetpaint.com, Inc., and Choose Digital, Inc. and Sillerman Investment Company IV, LLC (65)
10.70	Exchange Agreement by and between the Company and MGT Sports, Inc., dated as of March 24, 2016 (66)
10.71	Revolving Secured Promissory Note, dated as of March 29, 2016, in favor of Sillerman Investment Company VI, LLC (67)
10.72	Security Agreement, dated as of March 29, 2016, by and between the registrant, its subsidiaries Choose Digital, Inc. and wetpaint.com, inc., and Sillerman Investment Company VI, LLC (68)
10.73	Binding Term Sheet, dated as of April 29, 2016, by and between the registrant and Rant, Inc. relating to the purchase of the assets of Rant, Inc. by the registrant (69)
10.74	Binding Term Sheet, dated as of April 29, 2016, by and between the registrant and Rant, Inc. relating to a loan from Rant, Inc. to the registrant (70)
10.75	Revolving Secured Promissory Note, dated as of April 29, 2016, in favor of Sillerman Investment Company VI, LLC (71)
10.76	Security Agreement, dated as of April 29, 2016, by and between the registrant, its subsidiaries Choose Digital, Inc. and wetpaint.com, inc., and Sillerman Investment Company VI, LLC (72)
10.77	Subscription Agreement, dated as of May 9, 2016, by and between the registrant and Sillerman Investment Company III LLC (73)

10.78	Amendment No.1 to the Forbearance Agreement, dated as of May 12, 2016 by and between the registrant and AmossyKlein Family Holdings, LLP (filed herewith)
14.1	Code of Business Conduct and Ethics (74)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
(1)
Incorporated by reference to Exhibit D to the registrant's Proxy Statement on Schedule 14D filed on August 16, 1994. Amendments thereto are incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 16, 2011 and to the Registrant's Current Report on Form 8-K filed on June 7, 2012. Series D Certificate of Designation is incorporated by reference to Exhibit 3.1 to the registrant's 8-K filed on March 30, 2016.

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014

(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(57)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 7, 2014
(61)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(62)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(63)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 2, 2016
(64)	Incorporated by reference to Exhibit 10.68 to the registrant's Quarterly Report on Form 10-Q filed on March 4, 2016
(65)	Incorporated by reference to Exhibit 10.69 to the registrant's Quarterly Report on Form 10-Q filed on March 4, 2016
(66)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(67)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(68)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(69)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 29, 2016
(70)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on April 29, 2016
(71)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(72)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(73)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2016
(74)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

DRAFTDAY FANTASY SPORTS, INC.

May 16, 2016	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	By:	/s/ OLGA BASHKATOVA
Olga Bashkatova
Principal Accounting Officer