Form 10-K
period 2016-06-30
Function(x) Inc.
filed 2016-10-12
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on the closing price of such stock on the NASDAQ stock market on such date, was $17,235,392.

As of September 30, 2016, there were 3,056,353 shares of the registrant’s common stock outstanding.

Function(x) Inc.
Annual Report on Form 10-K
June 30, 2016

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this revised Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders.

Explanatory Notes

On September 16, 2016, we effected the Reverse Stock Split whereby shareholders are entitled to receive one share for each 20 shares of our common stock. As a result all common stock share amounts disclosed have been adjusted to reflect the Reverse Stock Split.
As used in this report:

•	"Function(x)" refers to Function(x) Inc., a Delaware corporation (also herein referred to as the "Company")

•	"Wetpaint" refers to Wetpaint.com Inc., a Delaware corporation (also herein referred to as "Wetpaint" and/or "Wetpaint.com")

•	"Rant" refers to Rant Inc., a Delaware corporation

•	"Choose Digital" refers to Choose Digital Inc., a Delaware corporation

•	"DraftDay" refers to DraftDay.com (also herein referred to as "DDGG" and/or "DraftDay Business")

•	"Perk" refers to Perk.com, Inc., an Ontario corporation whose shares are currently traded on the Toronto Stock Exchange

•	"We", "us" and "our" refer to Function(x) and its subsidiaries, individually, or in any combination

•	"Fiscal 2016" refers to our current fiscal year, July 1, 2015 to June 30, 2016

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"SIC III" refers to Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman

•	"SIC IV" refers to Sillerman Investment Company IV, LLC, a company affiliated with Mr. Sillerman

•	"SIC VI" refers to Sillerman Investment Company VI, LLC, a company affiliated with Mr. Sillerman

•	"Reverse Stock Split" refers to the reverse stock split we effected on September 16, 2016, whereby shareholders are entitled to receive one share for each 20 shares of our common stock.

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.	BUSINESS
Our Business

Our Strategy

We aspire to be become the #1 Interactive Media Platform by leveraging and building on our existing platform and current user base. Our three pronged strategy includes, (a) to further develop our platform connecting content owners with their audience through live or on-demand video channels, (b) enhance our comprehensive built-in monetization model for content contributors and distribution partners, and (c) focus on building a technology driven ultimate user engagement platform supporting video, blogs, mobile, social, e-commerce and analytics. We intend to grow our business organically by integrating our recently acquired businesses and by pursuing acquisitions of assets or businesses that would enhance our presence as a media platform.

Our immediate objective is to successfully integrate Wetpaint and Rant assets and lay the foundation and refine processes that can serve as a blueprint for future acquisitions and growth. As part of the integration process we plan to develop a solid and predictable revenue model for our Social Publishing business aiming for profitability in near-term, implement scalable but lean operational processes and staffing within product development and ad revenue divisions and finalize a long-term plan that embraces product innovation with the sole purpose of defining us as the leading player in Interactive Media Publishing with a focus on video, social, mobile, e-commerce and predictive analytics.

Digital Publishing

Our digital publishing businesses include Wetpaint and Rant. Wetpaint is a leading entertainment news destination for millennial women. Covering the latest in television, music, celebrities, entertainment news, fashion, and pop culture, Wetpaint reaches millions of unique users on a monthly basis. Through Wetpaint, we publish more than 55 new articles, videos, and galleries each day. Wetpaint is a social publisher whose target audience is millennial women, primarily 18- to 34-year-old women. With social packaging around original entertainment news content, we showcase exclusive interviews, breaking stories, and our fangirl spin on pop culture. We generate content through our team of in-house professional writers and editors who are experts in their fields. Each writer is immersed in pop culture and what is happening on-screen and behind the scenes of fans’ favorite TV shows and movies. They seek to deliver content to our readers in a fun, visual and informative way and to ensure that our fans are up to date on all the latest entertainment news and gossip.

Wetpaint is a leading-edge media platform that uses its proprietary state-of-the-art technologies and expertise in social media to build and monetize audiences. We are very focused on knowing our audience, which is made possible through our proprietary Social Distribution System ("SDS"), a patented technology-based social experimentation and publishing platform. Wetpaint’s competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content by getting it to the right audience at the right place and time on the internet.

To enhance our digital publishing business, we recently acquired assets of Rant, a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. Adweek published that Rant’s flagship RantSports.com property was ranked #1 by Quantcast for target digital ad buying for the 2015 holiday season, indicating the power of reaching a targeted audience. Rant and its expanding internet property lineup has established itself as a leading innovator in online media consumption. Known for the well-established brand RantSports, Rant has since expanded its reach towards the areas of lifestyle, fitness, exercise, entertainment, technology, and celebrities. Rant was recently named both #18 overall on Inc 500’s Fastest Growing Companies - #1 in Media - and #31 on Forbes’ Most Promising Companies of 2015.

As a complement to our existing Wetpaint publishing business, Rant brings an expanded reach into sports, lifestyle, and entertainment publishing. The combined properties currently have approximately12.7 million fans on their Facebook pages and, for the quarter ended June 30, 2016, generated an average of 17.7 million visits per month. With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-pageviews per year level. Because of its low cost of operation, the coupling of the Rant platform and the SDS technology creates powerful tools in digital content publishing.

Our digital publishing businesses are very focused on knowing their audience. This is made possible through our proprietary SDS platform. Our competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content, getting it to the right audience at the right place at the right time primarily through social media. The technology is designed to generate fans on our pages on Facebook and other social media outlets. Our content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to our websites. Our technology contains a test and measurement system that delivers real-time audience insights, and provides optimized distribution by audience. Because we use this proprietary technology, a significant amount of our website traffic is generated through social media channels, particularly Facebook. Facebook and other social media outlets routinely update their algorithms to adjust what content is displayed in users’ feeds. The test and measurement feature of our technology help us to stay current in maximizing website traffic from social media channels as these algorithms change. We have seven issued patents related to the SDS technology.

Our digital publishing businesses generate revenue by displaying advertisements to our users as they view content on our websites. We source ads by working directly with advertisers, or their advertising agencies, and by working through several third party ad networks who are all bidding against each other for our advertising inventory in real time. Advertisements are typically priced as a base price per thousand views, also known as Cost-Per-Mille (CPM), but can also be priced as a base price per click, also known as Cost-Per-Click (CPC), or as a base price per intended action, also known as Cost-Per-Action (CPA). The vast majority of our revenues are derived from ads sourced from third party ad networks.

DraftDay.com

DDGG operates a daily fantasy sports website at DraftDay.com, and other white-label websites on behalf of its business-to-business clients. The DraftDay business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions in the United States and Canada. Outside of the U.S., Draft Day Gaming Group launched the DraftStars daily fantasy platform for CrownBet, the leading sports betting operation in Australia. However, within the U.S., by October of 2015 the regulatory landscape adversely shifted and all daily fantasy sports companies, including DDGG, were faced with regulatory uncertainty. DDGG’s model provides three unique benefits to white label customers: (1) business-to-business white label strategy that significantly reduces customer acquisition cost risks, (2) partner liquidity sharing that provides opportunity for large prize pools via aggregation, and (3) our platform has the latest in consumer protections in the industry.

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

On September 8, 2015, we and our subsidiary DDGG entered into an Asset Purchase Agreement (the “DraftDay Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which we acquired all of the assets of the DraftDay Business from MGT Capital and MGT Sports. The DraftDay Business operates a daily fantasy sports website at DraftDay.com. The DraftDay Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions.

In exchange for the acquisition of the DraftDay Business, we paid MGT Sports the following: (a) 63,467 shares of our Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234, due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share. In addition, in exchange for the release of various liens and encumbrances, we also agreed to issue to third parties: (a) 4,232 shares of our Common Stock, (b) a promissory note in the amount of $16 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150 shares of DDGG common stock and (ii) a warrant to purchase 350 shares of DDGG common stock at $400 per share. Accordingly, we issued a total of 67,879 shares of Common Stock in connection with the acquisition of the DraftDay Business. We contributed the assets of the DraftDay Business to DDGG, such that we now own a total of 11,250 shares of DDGG common stock.

In the aggregate, we issued promissory notes in the principal amount of $250 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000 due March 8, 2016. We were not able to make the payment at the due date and, on March 24, 2016, converted $824 of the promissory notes to common stock and $110 of the promissory notes to a Series D Preferred Stock. On April 13, 2016, MGT Sports converted all 110 shares of our Series D Preferred Stock into shares of our common stock. Accordingly, we issued 18,332 shares of common stock to MGT Sports and, thereafter, there are no shares of our Series D Preferred Stock outstanding.

In addition, on September 8, 2015, DDGG entered into an agreement with Sportech Racing, LLC (“Sportech”) pursuant to which Sportech agreed to provide certain management services to DDGG in exchange for 9,000 shares of DDGG common stock. As a result of the transactions described above, we own a total of 11,250 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000 shares of DDGG common stock, MGT Sports owns 2,550 shares of DDGG common stock and an additional third party owns 150 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 and an additional third party holds a warrant to purchase 350 shares of DDGG common stock at $400 per share.

On December 28, 2015, DDGG's Board of Directors effectuated a 1-for-1,000 reverse stock split (the “1-for-1,000 Reverse Split”). Under the terms of the 1-for-1,000 Reverse Split, each share of DDGG's common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-thousandth of one share of common stock, without any action by the stockholders. Fractional shares were cashed out.

On April 12, 2016, DDGG entered into an amendment to the transitional management services agreement pursuant to which the DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated effective June 30, 2016. Sportech paid a $75 termination fee and has agreed to revert 4,200 shares of DDGG stock back to us on July 1, 2016, and to provide transitional services for 45 days. We previously recorded the value of the services provided by Sportech under the Sportech MSA to prepaid assets, to be recognized as a professional services expense in the Consolidated Statements of Operations over the term of the agreement. Due to the termination of the agreement, we expensed the remaining value of the Sportech services, except for the value associated with the 4,200 shares of DDGG stock which were returned and 45 days of transitional services. The termination of the Sportech MSA will require DDGG to begin performing certain management functions on its own.

Choose Digital

Choose Digital was founded in 2011 as a supply chain to the loyalty and incentive industry, allowing major programs (airline frequent flier, banks and hotel loyalty programs, etc.) to offer digital content as a reward redemption option. Choose Digital’s products and services allow any reward program to integrate our large digital media marketplace, giving their members the ability to browse, redeem, and download latest releases or classic favorites.

Choose Digital is a white-label digital marketplace featuring a recent and wide range of digital content, including music, eBooks and audiobooks. The content is sourced from leading record companies and book publishers. The marketplace can be fully branded and integrated seamlessly into clients' current online environments. Today Choose Digital’s marketplace powers a number of loyalty programs in the U.S. and Canada allowing customers and participants to enjoy the latest in digital content instantly.

Choose Digital generates revenues when participants in Choose Digital’s clients’ loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

Choose Digital offers several custom and turnkey products for creating e-commerce web apps for selling digital music, eBooks, and audiobooks within small or large loyalty programs. The digital media catalog consists of the new releases and large back-catalogs of major music labels and book publishers. New catalog items are added daily.

Choose Digital’s technology and expertise provides the ability for client companies and organizations to quickly add digital media items to their loyalty reward programs. The digital media catalog can be fully customized to the client’s needs and can involve integrating our full-featured API, or employing our services to create a custom, seamless, standalone, and managed storefront accessible by their member base. We are currently restructuring this line of business.

Technology

Our digital publishing, gaming and digital content distribution businesses are enabled by multiple technology platforms primarily developed internally including proprietary and patented software some of which are briefly described below.

Our digital content distribution businesses are very focused on knowing their audience. This is made possible through our proprietary SDS technology. Our competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content - getting it to the right audience at the right place at the right time primarily through social media. The technology is designed to generate fans on our pages on Facebook and other social media outlets. Our content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to our websites. Our technology contains a test and measurement system that delivers real-time audience insights, and provides optimized distribution by audience. Because we use this proprietary technology, a significant amount of our website traffic is generated through social media channels, particularly Facebook. Facebook and other social media outlets routinely update their algorithms for what content is displayed in users’ feeds. The test and measurement features of our technology help us to stay current in maximizing website traffic from social media channels as these algorithms change. We have seven issued patents related to the SDS technology.

With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-page views per year level. Because of its low cost of operation, the coupling of the Rant platform and our SDS technology creates extremely powerful tools in digital content publishing.

Choose Digital’s technology platform and expertise provides the ability for any client companies and organizations to quickly add digital media items to their loyalty reward programs. The digital media catalog can be fully customized to the client’s needs and can involve integrating our full-featured API, or employing our services to create a custom, seamless, standalone, and managed storefront accessible by their member base. The platform is highly scalable and has multiple e-commerce capabilities.

DraftDay has built a sophisticated platform that allows for each operator to have their own portal to drive their customers to, own the data and feed into a pool with other operators. The state of the art technology platform enables us to offer multiple gaming products covering all major sports. Our technology platform is highly scalable and also has proven business-to-business white-label capabilities. In addition, the platform is complemented by a highly responsive design / HTML5 mobile webapp capabilities.

We protect our technology through seeking intellectual property registration and filings. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and our operating results.

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

Perk.com Transaction

Perk Agreement

On December 13, 2015, we entered into an Asset Purchase Agreement with Perk (the “Perk Agreement”). Perk’s shares are currently traded on the Toronto Stock Exchange. In connection with the Perk Agreement, we agreed to sell to Perk certain assets relating to the Viggle rewards business, including the Viggle App. We retained our interest in DDGG, Wetpaint, Choose Digital and the assets relating to our MyGuy game. The closing of this transaction subsequently occurred on February 8, 2016.

Purchase Price and Adjustments

As consideration for the assets sold, we received the following consideration:

•
1,500,000 shares of Perk common shares free and clear of all liens, less the number of shares of Perk common shares applied to the repayment of principal and interest of the credit facility described below (the “Initial Perk Shares”);

•
2,000,000 shares of Perk common shares if Perk’s combined revenue, as calculated pursuant to the Perk Agreement, is at least $130,000 for the calendar year commencing on January 1, 2016 or January 1, 2017 (the “Earn-Out”);

•
A warrant (“Warrant 1”) entitling us to purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event the volume weighted average price (“VWAP”) of shares of Perk common shares is greater than or equal to CDN $12.50 per share for 20 consecutive trading days in the two year period following the closing of the Perk.com Transaction;

•
A warrant (“Warrant 2”, and together with Warrant 1, the “Perk Warrants”) entitling the us purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event that the VWAP of Perk common shares is greater than or equal to CDN $18.75 per share for 20 consecutive trading days in the two year period following the closing of the Perk.com Transaction; and

•	Perk also assumed certain of our liabilities, including points liability.

At the time we entered into the Perk Agreement, Perk provided us with a $1,000 secured line of credit, which we fully drew down. We had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by 130,000. We exercised this option, so we received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

Escrow

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing our indemnification obligations under the Perk Agreement.

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. The escrowed shares were released as part of this transaction.

Additionally, after the closing, we delivered 357,032 Perk shares to satisfy an obligation to a prior trade creditor.

Intellectual Property

As of June 30, 2016, we have filed to protect our trademarks and patents to protect our technology, some of which have been granted, and some of which are currently pending.  It is anticipated that there will be patent and other filings in the future.  We intend to protect any intellectual property rights that we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments

Acquisition of Rant, Inc.

On July 12, 2016, we and RACX Inc., a Delaware corporation and wholly-owned subsidiary of ours (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses, including but not limited to the www.rantsports.com, www.rantlifestyle.com, www.rantchic.com, www.rantgirls.com, www.rant-inc.com, www.rantstore.com, www.rantcities.com, www.rantcars.com, www.rantfinance.com, www.ranthollywood.com , www.rantfood.com, www.rantgamer.com, www.rantgizmo.com, www.rantpets.com, www.rantplaces.com, www.rantpolitical.com, www.rantmn.com, www.rantbeats.com, www.rantgirls.com, www.rantstore.com, www.rantcities.com, www.rantranet.com, and www.rantmovies.com websites (the “Rant Assets”).

In consideration for the purchase of the Rant Assets, we (i) delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000; (ii) assumed $2,000 of liabilities of Rant and (iii) issued to Rant 4,435 shares of Company Series E Convertible Preferred Stock.

Rant is a digital publishing network that creates original content, most notably in sports, entertainment and pets - that reaches major diversified demographics.

The combined Wetpaint and Rant properties currently have approximately 12.7 million fans on their Facebook pages and, for the quarter ended June 30, 2016, generated an average of 17.7 million visits per month.

The Private Placement

On July 12, 2016, we closed a private placement (the “Private Placement”) of $4,444 principal amount of convertible debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”). The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among us and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, we received gross proceeds of $4,000 before placement agent fees and other expenses associated with the transaction. We will use the net proceeds from the transaction for general business and working capital purposes.

The Debentures mature on the one-year anniversary of the issuance date thereof. The Debentures are convertible at any time at the option of the holder into shares of our common stock at an initial conversion price of $6.266 per share (the “Conversion Price”). Based on such initial Conversion Price, the Debentures will be convertible into up to 780,230 shares of common stock. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the Conversion Price then in effect, the Conversion Price then in effect will be decreased to equal such lower price. The adjustments to the Conversion Price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. However, in no event will the Conversion Price be less than $0.10 per share. The Debentures are secured by a first priority lien on substantially all of our assets in accordance with a security agreement.

The Debentures bear interest at 10% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, we will have the right to redeem all or any portion of the outstanding principal balance of the Debentures, plus all accrued but unpaid interest at a price equal to 120% of such amount. The holders of Debentures shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Debentures contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the Debentures, a holder of Debentures may require us to pay the greater of (i) the outstanding principal amount, plus all accrued and unpaid interest, divided by the Conversion Price multiplied by the daily volume weighted average price or (ii) 115% of the outstanding principal amount plus 100% of accrued and unpaid interest. Pursuant to the Debentures, we are required to make amortizing payments of the aggregate principal amount, interest, and other amounts outstanding under the Debentures. Such payments must be made beginning three months from the issuance of the Debentures and on the monthly anniversary through and including the maturity date. The Amortization Amount is payable in cash or in shares of our common stock pursuant to the conversion mechanism contained in the Debentures.

On July 20, 2016, we and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that we shall have $1,000 available in our commercial bank account or otherwise available in liquid funds. At any time when our available funds fall below $1,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000; however, the first $5,000 of the guaranty shall be provided by drawing down on our Line of Credit with Sillerman Investment Company IV, LLC (“SIC IV”). Any remaining amounts, up to a maximum aggregate of $1,000 shall be provided by Mr. Sillerman.

As a part of the Private Placement, we issued Warrants to the Purchasers providing them with the right to purchase up to an aggregate of 354,650 shares of our common stock at an initial exercise price of $6.52 per share. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance and the exercise price for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the conversion price of the Debentures, the exercise price of the Warrants will be decreased to a lower price based on the amount by which the conversion price of the Debentures was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants will expire 5 years from the initial issuance date.

In addition, we issued to Aegis Capital Corporation (“Aegis”), the placement agent in connection with the Private Placement, Warrants providing them with the right to purchase up to an aggregate of 53,200 shares of our common stock at initial exercise price of $6.528 per share. The Warrants issued to Aegis contain substantially the same terms as the Warrants issued to the Purchasers.

The Purchasers shall not have the right to convert the Debentures or exercise the Warrants to the extent that such conversion or exercise would result in such Purchaser being the beneficial owner in excess of 4.99% of our common stock. In addition, the Purchasers have no right to convert the Debentures or exercise the Warrants if the issuance of the shares of common stock upon such conversion or exercise would exceed the aggregate number of shares of our common stock which we may issue upon conversion of the Note and exercise of the Warrant without breaching our obligations under NASDAQ listing rules. Such limitation does not apply if our shareholders approve such issuances. We intend to promptly seek shareholder approval for issuances of shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

In connection with the Private Placement, we and the Purchasers entered into a Registration Rights Agreement under which we were required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of our common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

Also in connection with the Private Placement, certain stockholders of ours have executed Lock-Up Agreements, pursuant to which they have agreed not to sell any shares of our common stock until the later of (i) six months following the issuance of the Debentures or (ii) 90 days following the effectiveness of a resale registration statement filed pursuant to the requirements of the Registration Rights Agreement.

Grid Note Amendment

On July 8, 2016, SIC III, SIC IV and SIC VI entered into the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred stock for our common stock under certain conditions. Issuance of the shares is conditioned upon approval of our shareholders, the closing of an offering of our common stock in the amount of at least $10,000, approval of its Listing of Additional Shares application with NASDAQ, we shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of our common stock, so long as we received a valuation that the exchange price reflects fair value. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017.

On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into the Amended Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred stock for our common stock under certain conditions. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000 of the outstanding principal balance of the Grid Note and we shall be entitled to draw up to an additional $5,000. Since June 30, 2016 and through the date of this filing, an additional $710 had been advanced under the Grid Note.
August Exchange Agreement
On August 22, 2016, we and SIC III, SIC IV, and SIC VI, each an affiliate of Sillerman, entered into a Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015, was exchanged for 30,175 shares of our Series C Preferred Stock. The exchange price is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements. The $900 of debt that remains outstanding under the Grid Note will also remain subject to the Exchange Agreement.
Amendment to Certificate of Designation of Series C Preferred Stock

On August 22, 2016, we amended the terms of the Series C Preferred Stock. The amendment provided that the Series C Preferred Stock is no longer convertible into common stock by its terms (though the Series C Preferred Stock remains subject to the Exchange Agreement described in the preceding paragraph) and is no longer redeemable by holder five years after issuance. As amended, the rights, preferences, privileges and restrictions of the shares of Series C Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series C Convertible Redeemable Preferred Stock have a stated value of $1,000 per share (the "Stated Value".)

•
Each holder of a share of Series C Convertible Redeemable Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series C Preferred Stock.

•
We may redeem any or all of the outstanding Series C Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of $5.00 or more per share.

•
The shares of Series C Preferred Stock are senior in liquidation preference to all shares of our capital stock unless otherwise consented to by a majority of the holders of shares of Series C Preferred Stock.

•	The shares of Series C Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series C Preferred Stock is necessary for us to amend the Series C certificate of designation.

•	The Series C Preferred Stock is no longer convertible into common stock, except in accordance with the Exchange Agreement.

Reverse Stock Split
On September 16, 2016, we effected a reverse stock split ("the Reverse Stock Split") whereby shareholders are entitled to receive one share for each 20 shares of our common stock. Shareholders entitled to a fractional share will receive cash in lieu of fractional shares. As a result of the Reverse Stock Split, we have 3,023,701 shares of common stock outstanding as of September 16, 2016. The Reverse Stock Split was approved by our Board of Directors on September 9, 2016, in part, to enable us to regain and maintain compliance with the minimum closing bid price of $1.00 per share for continued listing on NASDAQ.  All common stock information disclosed through this Form 10-K has been adjusted to reflect the Reverse Stock Split.
Independent Directors

In the our Quarterly Report on Form 10-Q filed on May 11, 2015, we reported that our Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of our company, or other possible transactions. This independent directors were engaged in this process throughout Fiscal 2016.

Employees

As of June 30, 2016, we had a total of 32 full-time employees.  Management considers its relationship with its employees to be good.

Principal Executive Offices

Our principal executive offices are located at 902 Broadway, 11th Floor, New York, New York 10010 and our telephone number is (212) 231-0092.

Going Concern

Our Consolidated Financial Statements as of June 30, 2016, and the auditor's report on those consolidated financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We are unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of us as a going concern is dependent upon the continued financial support from its stockholders and our ability to obtain necessary equity and/or debt financing to continue development of our business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful, and therefore there is substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Assessment of Internal Controls

We have assessed the effectiveness of our internal control over disclosure controls and procedures as of June 30, 2016. As a result of this assessment, we concluded that, as of June 30, 2016, our internal controls over disclosure controls and procedures were not effective. Our management identified the following material weaknesses in our internal control over financial reporting and disclosure controls and procedures, which are the consequences of our limited financial resources and small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient levels of supervision and review of the disclosure controls and procedures process; and (iii) failure to design, implement and maintain adequate operational and internal controls and processes to identify complex transactions requiring specialized accounting expertise.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls, we plan to take the following measures:

•	segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions, and (iii) the custody of assets.

•
retain additional accounting personnel to focus on disclosure controls, risk assessment, financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of our consolidated financial statements.

We did not complete the above remedial measures in the year ended June 30, 2016, but we anticipate them to be fully implemented during the year ended June 30, 2017.

Available Information

We are subject to the informational requirements of Section15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We electronically files reports and other information with, and electronically furnish reports and other information to, the Securities and Exchange Commission. Such reports and other information filed or furnished by us may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.

In addition, we make available free of charge through our website, http://ir.viggleinc.com, our Annual Reports on Form 10-K and quarterly reports on Form 10-Q (commencing March 31, 2011), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.	RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report (amounts in thousands, except share data).

We have been notified by NASDAQ that our stock may be delisted because we have failed to comply with the continuing listing requirements of NASDAQ. If we are unable to regain compliance, our stock will be delisted. As a result, liquidity in our stock could be impaired, and our stock price will likely decline.

Our common stock trades on the NASDAQ Capital Market under the symbol FNCX. NASDAQ informed us that we failed to comply with of NASDAQ's continuing listing criteria for equity and minimum bid price. We appealed the decision, and NASDAQ granted us an extension until August 22, 2016 to regain compliance with its continuing listing criteria. On August 22, 2016, we were advised by NASDAQ that we had satisfied the equity requirement and remain listed, subject to meeting the minimum price requirement of $1 for 10 trading days before October 1, 2016. As a result of our Reverse Stock Split on September 16, 2016 and the trading on such date and thereafter, we believe we have met that requirement timely but are awaiting NASDAQ confirmation.

In addition, we received a letter from NASDAQ that due to the resignation of Birame Sock as a director, we are no longer in compliance with NASDAQ rules relating to independent directors. We have six months to appoint another independent director in order to regain compliance.

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

The sale of our Viggle rewards business to Perk and the acquisition of the assets of Rant has changed our business model.

The sale of the Viggle rewards business to Perk and the acquisition of assets of Rant changed our business model. As a result of these transactions, we are a smaller business and are focused on the social publishing industry. Our revenue levels are likely to be different, and possibly lower, than those previously achieved. Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $63,689 and $78,539 for the years ended June 30, 2016 and June 30, 2015, respectively. We have an accumulated deficit of approximately $428,380 as of June 30, 2016 and $367,360 as of June 30, 2015. We have not achieved profitability since inception and cannot be certain that we will ever achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue in our remaining businesses throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contained in our annual report on Form 10-K for the fiscal year ended June 30, 2016 contains an explanatory paragraph expressing substantial doubt about our ability to remain a going concern because we have suffered recurring losses from operations and, at June 30, 2016, had a working capital deficiency. We are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our largest stockholders and the ability of our Company to obtain necessary equity and debt financing to continue development of our business and to generate revenue. Management intends to raise additional funds through equity and debt offerings until sustainable revenues are developed. No assurance can be given that such equity and debt offerings will be successful or that development of our business will continue successfully.

The independent directors are exploring strategic alternatives. There can be no assurances that any transaction will occur, or if such a transaction does occur, the value of that transaction to our company or our stockholders.

The independent directors are exploring strategic alternatives to enhance value. These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, acquisitions, sale of all or some of our assets or other possible transactions, including the possibility of reorganization. However, there can be no assurance that any such strategic transaction will occur or be successful. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to us or our stockholders. While continuing to explore strategic alternatives, we have approved: (i) recapitalization plan involving the conversion of $34,800 of debt held by SIC III, SIC IV and SIC VI, each an affiliate of our Chairman and Chief Executive Officer and the conversion of 3,000 shares of our Series C Preferred Stock into up to 19,800,000 shares of our common stock; (ii) the Reverse Stock Split; (iii) the acquisition of substantially all of the assets of Rant.

Exercise of convertible instruments and conversion of preferred stock will dilute your percentage of ownership and could cause our stock price to fall.

As of June 30, 2016, we have outstanding stock options to purchase 45,351 shares of common stock and unvested restricted stock units for 4,042 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have more than 3 million shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. We have entered into an Exchange Agreement (which modifies the Series C conversion price if effectuated) with affiliates of our Chief Executive Officer, Robert F.X. Sillerman that provides for the conversion of the $34,800 of debt held by Mr. Sillerman’s affiliates and 3,000 shares of Series C Preferred Stock into up to 19,800,000 shares of our common stock. In connection with the Private Placement, we have issued convertible debentures and warrants that are convertible and exercisable for up to 3,502,318 shares of common stock (plus, if applicable, potential additional shares that may be required for liquidated damages.) The issuance of up to 9,484,691 shares of common stock upon the conversion of shares of our outstanding Series E Convertible Preferred stock and convertible notes issued to Rant would result in dilution of your percentage ownership of our Company.

We estimate that, if we issued all 35,417,054 (post Reverse Stock Split) of the shares that the Majority Shareholders have approved for issuance as described in the Information Statement on Schedule 14C filed August 19, 2016, existing shareholders, other than Mr. Sillerman, would own approximately 3.1% of the shares of our common stock outstanding immediately after the conversion is completed.

On August 22, 2016, we and SIC III, SIC IV, and SIC VI entered into an Note Exchange Agreement pursuant to which $30,175 which represents all of the then outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015 (the “SIC IV Note”), was exchanged for 30,175 shares of the Company’s Series C Preferred Stock. The exchange price (and therefore the number of shares set forth above) was $1,000 per share. The Note Exchange Agreement provided for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement described in the Company’s Form 8-K filed on July 13, 2016, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements also described therein. The $900 of debt that remained outstanding under the SIC IV Note will also remain subject to the Exchange Agreement.

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

Our ability to use our net operating loss carryforwards may be limited.

As of June 30, 2016, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $178,300. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs will begin to expire in 2030, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income that we may offset with NOLs. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous capital raises, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of the various transactions discussed herein. Accordingly, no assurance can be given that our NOLs will be fully available or utilizable.

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

As of September 30, 2016, approximately 3,056,353 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and his affiliates, representing a significant percentage of the total voting power. As a result, Mr. Sillerman and his affiliates essentially have the ability to elect all of our directors and to approve any action requiring stockholder action. It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders. Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Please refer to Note 16, Subsequent Events, for more information on Mr. Sillerman's potential to remain in control of the voting in the event of conversion of some or all of his debt and preferred stock positions.

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

Mr. Sillerman and other executive officers are receiving compensation, and other current and future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Sillerman or any other senior executive in the future will be determined from time to time by our Board of Directors or our Compensation Committee. Such obligations may negatively affect our cash flow and our ability to finance our business, which could cause our business to be unsuccessful.

Some of our executive officers and directors may have conflicts of interest in business opportunities that may be disadvantageous to us.

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business, which has filed in Chapter 11 of the Bankruptcy Code to reorganize its business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as Chairman of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle, which is in liquidation. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

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

The social publishing business is highly fragmented, extremely competitive, and subject to rapid change. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the ability to generate content and attract readers. If we are successful, larger and more established media companies, with significantly greater resources, may try to enter the market with similar products, and may be in better competitive positions than we are. Many consumers maintain simultaneous relationships with multiple digital brands and products and can easily shift consumption from one provider to another. Our principal competitors are in segments such as:

•	Digital publishing network providing original content in sports, entertainment and pets

•	Digital marketplace powering some of the largest loyalty programs

•	Digital content providers

•	Companies with daily fantasy sports offerings

Additionally, new competitors may be able to launch new businesses at relatively low cost. Either existing or new competitors may develop new technologies, and our existing and potential advertisers may shift their advertising expenditures to these new technologies. We cannot be sure that we will be able to successfully execute our business in the face of such competition.

Failure to successfully grow the Wetpaint, Rant, DraftDay or Choose Digital businesses in the expected time frame may adversely affect our future results.

The success of our acquisitions of Wetpaint, Rant, DraftDay, or Choose Digital will depend, in part, on our ability to realize the anticipated benefits from such businesses. Our management may face significant challenges in developing Wetpaint’s, Rant’s, DraftDay's, or Choose Digital's businesses, and their respective technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at these companies, and retaining key personnel. If Wetpaint, Rant, DraftDay, or Choose Digital are not successfully developed, the anticipated benefits of our acquisitions of these companies may not be realized fully or at all or may take longer to realize than expected. Developing these businesses may also be complex and time consuming, and require substantial resources and effort.

We will still incur significant transaction and merger-related expenses in connection with our acquisition of Choose Digital.

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,800, which we failed to make timely. As a result, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that we would make monthly installment payments to the Stockholders and we agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein s counsel in the event that we do not make such installment payments. We made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016, we and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,800. The Forbearance Agreement provides that we would make a payment of approximately $300 by May 18, 2016, and thereafter, we would make monthly payments of $100, plus interest, until the remaining amount is paid in full. In addition, we pledged 100,000 shares of common stock we hold in Perk.com, Inc. as collateral for these obligations. As of the date of this filing, $754 is owed and the 100,000 shares have been released. Finally, we agreed if we consummate a sale of a substantial part of our assets or a public equity offering, we will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. We also agreed to amend the confession of judgment. These payments under the amended forbearance agreement will create additional strain on our limited cash resources. In addition, the requirement to accelerate payments on a sale of a substantial part of our assets or from a public equity offering may hinder our access to additional cash.

We will incur significant transaction and merger-related expenses in connection with our acquisition of our interest in DraftDay.

In connection with our acquisition of an interest in DraftDay, we were required to make payments pursuant to promissory note in the principal amount of $2,000 on March 8, 2016. We negotiated with the holders of these notes to pay a portion of the outstanding amounts in our common stock. We were able to retire approximately $1,000 of the amounts outstanding under the notes through the issuance of 147,812 shares of our common stock and 110 shares of our Series D preferred stock. The 110 shares of our common stock were convertible into 18,331 shares of our common stock. Approximately $1,000 of the principal amount of these notes remains outstanding and will now be payable on July 31, 2016. We entered into a transaction with MGT Sports to similarly retire the remaining portion of the notes in equity. However, there is no assurance that will be able to do so. In addition, if we are successful, the issuance of additional equity in satisfaction of these notes would result in dilution to existing stockholders.

We will incur significant transaction and integration expenses in connection with our acquisition of the assets of Rant.

In connection with our acquisition of the assets of Rant, we were required to make payments pursuant to a secured convertible promissory note (the “Rant Note”) that bears interest at 12% per annum on principal amount of $3,000. The Rant Note matures on July 8, 2017. At the election of Rant, the secured convertible note is convertible into shares of our common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into Common Stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Rant Note has been satisfied or converted. In connection with the Rant Note, we have entered into a Note Purchase Agreement and a Security Agreement with Rant, under which we have granted Rant a continuing security interest in substantially all of our assets. In connection with the issuance of the secured convertible note, Mr. Sillerman, his affiliates, and Rant entered into a subordination agreement subordinating repayment of the Rant Note to the Debentures and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them. The issuance of additional equity in conversion of the Rant Note would result in dilution to existing stockholders.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our revenues could be adversely affected.

In order to attract consumers and maintain or increase engagement on our Wetpaint, Rant. DraftDay and Choose Digital properties, we believe that we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop online content, products and services that are attractive and relevant to Wetpaint, Rant, DraftDay and Choose Digital users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to Choose Digital, DraftDay and Wetpaint and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.

Wetpaint and Rant rely on social media posts to drive traffic to its websites. Changes in rules, algorithms, and display formats of social media sites could result in a reduction in such traffic.

Wetpaint and Rant rely on posts on various social media platforms, including Facebook and Twitter, to drive users to its websites. In the event that Facebook or Twitter changes their respective terms and conditions to prevent such activity by Wetpaint or Rant, their user numbers could decrease. Further, these platforms change their algorithms and application programming interfaces, or API’s, in the ordinary course of business, often without notice or explanation to publishers. Changes to these algorithms and API’s may reduce the effectiveness of Wetpaint’s and Rant's publishing capabilities, and result in temporary or permanent reductions to the net numbers of fans and followers added each month, as well as the rate at which Wetpaint or Rant content is displayed to users and clicked upon. In such cases, traffic to Wetpaint or Rant websites could be adversely affected.

Wetpaint and Rant rely upon traffic from search engines such as Google to bring an influx of website visitors each month. Search engine traffic is dynamic in nature, and is subject to an ever-changing mix of user-entered keywords, competitive offerings, and algorithmic fluctuations by the search engines themselves.

Search engines such as Google represent a significant source of Wetpaint and Rant traffic, and the originating source for many users who become Wetpaint or Rant fans and followers on the social networks. The ranking of Wetpaint and Rant content in the various search engines is always changing, and relates to algorithmic assessments by the search engines compared to offerings that compete with Wetpaint and Rant. The popular keywords for which Wetpaint or Rant rank highly could subside in their popularity, or Wetpaint or Rant may fail to maintain the rankings that it has had for such keywords. In addition, as new keywords become popular, Wetpaint or Rant content may fail to rank highly for those keywords.

If Wetpaint and Rant do not maintain talent, access, and reputation among sources for news stories, we would lose access to stories and our traffic and revenues could suffer.

Wetpaint and Rant are reliant upon an editorial organization and freelance talent that secures proprietary access to stories that interest our audience. Our ability to identify and create content that interests the audience is dependent on maintaining and growing our access to talent and sources. If we lose key editorial talent, or our reputation is not maintained, we could lose our ability to create the content that garners audience interests, and traffic and our revenues could be adversely affected.

Choose Digital previously generated a significant amount of its content sales through the Viggle App, which has now been sold to Perk. If Perk does not offer content provided by Choose Digital, or if it uses less content provided by Choose Digital than we used previously, Choose Digital's business could suffer.

The Viggle App, which provides rewards to its users, previously offered digital content provided through Choose Digital.

The content provided through the Viggle App was a significant part of Choose Digital's sales. The Viggle App is now owned and operated by Perk. There can be no assurance that Perk will offer digital content provided through Choose Digital, or that Perk will offer digital content at the same levels that were offered historically. For this and other reasons, Choose Digital's revenues have declined considerably, and the Company is in the process of restructuring the Choose digital business.

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

There are many federal, state and international laws that may affect our business, including measures to regulate consumer privacy, the use of copyrighted material, the collection of certain data, network neutrality, patent protection, cyber security, child protection, subpoena and warrant processes, taxes and tax reporting (including issuing Internal Revenue Service 1099 forms to our users), gift cards, employee classification, employee health care, and others. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

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

Our business has substantial indebtedness and trade payables.

We currently have, and will likely continue to have, a substantial amount of indebtedness and trade payables. These obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2016, we had total indebtedness of approximately $28,712 and trade payables of approximately $5,255, in addition to the transaction and merger-related expenses relating to the acquisitions of Choose Digital and an interest in the DraftDay Business. The $28,712 is subject to security agreements in favor of Mr. Sillerman or his affiliates. On August 22, 2016, we and SIC III, SIC IV, and SIC VI, each an affiliate of Sillerman, entered into a Note Exchange Agreement pursuant to which all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015, was exchanged for 30,175 shares of our Series C Preferred Stock.

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

We expect to obtain the money to pay our expenses, to pay our trade payables and to pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt and/or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forgo attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We have noted material weaknesses in internal control over our financial reporting and disclosure controls and procedures. We intend to remediate these issues and have started efforts in that regard. There is no assurance that we will be able to do so.

We made an investment in DraftDay, which operates a daily fantasy sports website. Companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator, state attorney general or U.S. Attorney takes the position that DDGG's business operates in violation of applicable laws, or if laws are changed, it could force DDGG to cease operating in certain states or to change its business models in ways that could materially and negatively impact its business. Current regulations require that the DraftDay Business operate in a manner that may result in financial risk.

At a U.S. federal level, Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits online gambling practices, but exempts fantasy sports, as long as they operate within certain parameters. The UIGEA specifically exempts fantasy sports games, educational games, or any online contest that "has an outcome that reflects the relative knowledge of the participants, or their skill at physical reaction or physical manipulation (but not chance), and, in the case of a fantasy or simulation sports game, has an outcome that is determined predominantly by accumulated statistical results of sporting events, including any non- participant's individual performances in such sporting events..." However, all prizing must be determined and announced in advance of the competition and cannot be influenced by the fees or number of participants. This creates financial risk because we must determine prizes for games in advance, and if we do not have enough paying players in a game to cover the amount of the prize for the game, we could experience significant losses.

DDGG's business is subject to an evolving legislative and regulatory landscape. Some states employ a “predominance” test or a “material factor” test to determine whether or not a game is one of skill. Others have specific laws prohibiting pay-to- play fantasy sports. Therefore, DDGG does not operate in Alabama, Arizona, Indiana, Iowa, Louisiana, Montana, Nevada, Tennessee, Texas, Vermont, Virginia, or Washington. Several state Attorneys General have issued opinions that daily fantasy sports either does or does not meet the states standards under their current laws. In those states with negative treatment, DDGG has suspended services until there is further clarity in those states through the legal, legislative, and regulatory processes. On November 10, 2015, the New York State Attorney General issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under New York law, and instructing them to cease their offerings to New York residents. As a result, DDGG has ceased its fantasy sports offerings to New York residents. However, on August 3, 2016, New York enacted a law that legalizes and regulates fantasy sports in New York. DDGG intends to seek that approval to operate from the New York state regulators. Approximately 33 states have introduced legislation authorizing and regulating daily fantasy sports ranging from clarifying current state laws to adding new laws regarding daily fantasy sports. DDGG continues to monitor the changing landscape and advocates a favorable position for daily fantasy sports in each of these states. However, any such change could materially and adversely affect DraftDay's business.

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

We have suffered a loss of human capital as a result of the Perk Transaction. If we are unable to replace the employees lost, we may not be able to take advantage of opportunities in the marketplace.

As a result of the Perk Transaction and the resulting changes in our business, many of our employees have become Perk employees and others have left our Company. If we are unable to replace these employees, we may not have the manpower necessary to sell advertising, to market and publicize our businesses and to take advantage of changing market conditions.

We may be unable to compete with larger or more established companies.

We face a large and growing number of competitors across all our lines of business. Wetpaint and Rant are content publishers, and they face many competitors with far greater resources. They face competition from traditional media sources, such as newspapers and magazines, many of which have their own digital properties, as well as competition from other digital and online publishers, such as Buzzfeed and Vox Media., and many others. Choose Digital competes with other digital content providers. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in these industries than do we. In addition, as described in greater detail above, DraftDay faces competition from DraftKings and FanDuel, each of which has far greater established customer bases, name recognition, marketing resources and financial resources than DraftDay. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. Further, our current and/ or future competitors in the digital and mobile technology industry may develop or license technology that is similar to ours. We cannot be sure that we will be able to compete successfully with existing or new competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our principal location as of June 30, 2016.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
902 Broadway 11th Floor New York, NY	Corporate Office	Corporate Headquarters	16,500 sq. ft.	Leased until April 2022

ITEM 3.	LEGAL PROCEEDINGS

CFGI, LLC ("CFGI") a former provider of consulting services to us, has filed suit in the New York County Supreme Court to collect approximately $200 owed by us to CFGI. We were served in the suit on September 9, 2016. There is a dispute regarding the services rendered by CFGI and we are attempting to settle the matter.
Creditors Adjustment Bureau, Inc., a collection agency in California, has filed suit in Santa Clara County Superior Court (California) to collect an $84 debt assigned to it by Gigya Inc. We are vigorously defending this matter.
A Complaint (Index #654984/2016) was filed in the Supreme Court of the State of New York by Andy Mule, on behalf of himself and others similarly situated. The Complaint, which names us, each of our current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate.  We accepted service on October 4, 2016, and have agreed to respond by November 14, 2016. We believe that this claim is without merit.

We are subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of our outstanding legal matters cannot presently be determined, we do not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect on the our consolidated financial condition and results of operations.

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

On January 27, 2016, we changed our name from Viggle Inc. to DraftDay Fantasy Sports, Inc. ("DraftDay"), and changed our ticker symbol from VGGL to DDAY.

Subsequently, on June 10, 2016, we changed our name from DraftDay Fantasy Sports, Inc. to Function(x) Inc., and changed our ticker symbol from DDAY to FNCX.

On September 16, 2016, we effected the Reverse Stock Split whereby shareholders were entitled to receive one share for each 20 shares of our common stock. The high and low bid prices of our common stock listed in the table below reflect the effect of the Reverse Stock Split.

The following table sets forth the high and low bid prices of our common stock during the fiscal years ended June 30, 2015 and 2016.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2015
First quarter	$114.00	$39.00
Second quarter	$97.60	$25.40
Third quarter	$72.20	$26.20
Fourth quarter	$84.80	$27.40
2016
First quarter	$43.40	$16.00
Second quarter	$21.40	$7.00
Third quarter	$16.40	$4.00
Fourth quarter	$11.60	$4.80

As of September 30, 2016, there were approximately 171 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of June 30, 2016 (amounts in thousands, except per share amounts).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	82	$238.40	15
Equity compensation plans not approved by security holders (none)	—	—	—

(1) Includes 23 restricted shares, which are not currently vested, and there is no exercise price for such shares.

For a description of our Executive Equity Incentive Plan, see Note 12 to our Consolidated Financial Statements included elsewhere in this report.

ITEM 6.	Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of our operations should be read in conjunction with the historical audited Consolidated Financial Statements and Notes of our historical audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our historical results of operations reflected in our historical audited consolidated financial statements are not necessarily indicative of our future results of operations.

Overview

We were incorporated in Delaware in July 1994. We are a diversified media and entertainment company and conduct our three lines of business, including digital publishing through Wetpaint.com, Inc. (“Wetpaint”) and Rant, Inc. (“Rant”), fantasy sports gaming through DraftDay Gaming Group, Inc. (“DDGG”), and digital content distribution through Choose Digital, Inc. (“Choose Digital”).

We operate Wetpaint, a leading online destination for entertainment news for millennial women, covering the latest in television, music, and pop culture. With the recent acquisition of assets of Rant, a leading digital publisher in diversified areas, we expanded our reach in the digital publishing arena. We are also the largest shareholder of DraftDay.com, which is positioned to become a significant player in the fantasy sports market, offering a high-quality daily fantasy sports experience both directly to consumers and to businesses desiring turnkey solutions to new revenue streams. We also operate Choose Digital, a digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.
As described in the section entitled the “Perk.com Transaction” below, on December 13, 2015, we entered into an Asset Purchase Agreement (the “Perk Agreement”) with Perk.com, Inc. (“Perk”) to sell our rewards business, including the Viggle app, to Perk. This asset sale subsequently closed on February 8, 2016.
As the nature of our business has changed, we changed our name from DraftDay Fantasy Sports, Inc. to Function(x) Inc., and changed our ticker symbol from DDAY to FNCX.

We recently acquired assets of Rant for $2,000 in assumed liabilities, a $3,000 note, and 4,435 shares of our Series E Convertible Preferred Stock which, upon satisfaction of certain conditions including shareholder approval, will be convertible into shares of our common stock equal to 22% of the fully diluted shares outstanding, in a move to become a market leader in social publishing.

Our Strategy

We aspire to be become the #1 Interactive Media Platform by leveraging and building on our existing platform and current user base. Our three pronged strategy includes, (a) further developing our platform connecting content owners with their audience through live or on-demand video channels, (b) enhance our comprehensive built-in monetization model for content contributors and distribution partners, and (c) focus on building a technology driven ultimate user engagement platform supporting video, blogs, mobile, social, e-commerce and analytics. We intend to grow our business organically by integrating our recently acquired businesses and by pursuing acquisitions of assets or businesses that would enhance our presence as a media platform.

Our immediate objective is to successfully integrate Wetpaint and Rant assets and lay the foundation and to refine processes that can serve as a blueprint for future acquisitions and growth. As part of the integration process we plan to develop a solid and predictable revenue model for our Social Publishing business aiming for profitability in near-term, implement scalable but lean operational processes and staffing within product development and ad revenue divisions and finalize a long-term plan that embraces product innovation with the sole purpose of defining us as the leading player in Interactive Media Publishing with a focus on video, social, mobile, e-commerce and predictive analytics.

Digital Publishing

Our digital publishing businesses include Wetpaint and Rant. Wetpaint is a leading entertainment news destination for millennial women. Covering the latest in television, music, celebrities, entertainment news, fashion, and pop culture, Wetpaint reaches millions of unique users on a monthly basis. Through Wetpaint, we publish more than 55 new articles, videos, and galleries each day. Wetpaint is a social publisher whose target audience is millennial women, primarily 18- to 34-year-old women. With social packaging around original entertainment news content, we showcase exclusive interviews, breaking stories, and our fangirl spin on pop culture. We generate content through our team of in-house professional writers and editors who are experts in their fields. Each writer is immersed in pop culture and what is happening on-screen and behind the scenes of fans’ favorite TV shows and movies. They seek to deliver content to our readers in a fun, visual and informative way and to ensure that our fans are up to date on all the latest entertainment news and gossip.

Wetpaint is a leading-edge media platform that uses its proprietary state-of-the-art technologies and expertise in social media to build and monetize audiences. We are very focused on knowing our audience, which is made possible through our proprietary Social Distribution System ("SDS"), a patented technology-based social experimentation and publishing platform. Wetpaint’s competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content by getting it to the right audience at the right place and time on the internet.

To enhance our digital publishing business, we recently acquired assets of Rant. Rant is a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. Adweek published that Rant’s flagship RantSports.com property was ranked #1 by Quantcast for target digital ad buying for the 2015 holiday season, indicating the power of reaching a targeted audience. Rant and its expanding internet property lineup has established itself as a leading innovator in online media consumption. Known for the well-established brand RantSports, Rant has since expanded its reach towards the areas of lifestyle, fitness, exercise, entertainment, technology, and celebrities. Rant was recently named both #18 overall on Inc 500’s Fastest Growing Companies - #1 in Media - and #31 on Forbes’ Most Promising Companies of 2015.

As a complement to our existing Wetpaint publishing business, Rant brings an expanded reach into sports, lifestyle, and entertainment publishing. The combined properties currently have approximately12.7 million fans on their Facebook pages and, for the quarter ended June 30, 2016, generated an average of 17.7 million visits per month. With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-pageviews per year level. Because of its low cost of operation, the coupling of the Rant platform and the SDS technology creates powerful tools in digital content publishing.

Our digital publishing businesses are very focused on knowing their audience. This is made possible through our proprietary SDS. Our competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content, getting it to the right audience at the right place at the right time primarily through social media. The technology is designed to generate fans on our pages on Facebook and other social media outlets. Our content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to our websites. Our technology contains a test and measurement system that delivers real-time audience insights, and provides optimized distribution by audience. Because we use this proprietary technology, a significant amount of our website traffic is generated through social media channels, particularly Facebook. Facebook and other social media outlets routinely update their algorithms to adjust what content is displayed in users’ feeds. The test and measurement feature of our technology help us to stay current in maximizing website traffic from social media channels as these algorithms change. We have seven issued patents related to the SDS technology.

Our digital publishing businesses generate revenue by displaying advertisements to our users as they view content on our websites. We source ads by working directly with advertisers, or their advertising agencies, and by working through several third party ad networks who are all bidding against each other for our advertising inventory in real time. Advertisements are typically priced as a base price per thousand views, also known as Cost-Per-Mille (CPM), but can also be priced as a base price per click, also known as Cost-Per-Click (CPC), or as a base price per intended action, also known as Cost-Per-Action (CPA). The vast majority of our revenues are derived from ads sourced from third party ad networks.

DraftDay.com

DDGG operates a daily fantasy sports website at DraftDay.com, and other white-label websites on behalf of its business-to-business clients. The DraftDay business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions in the United States and Canada. Outside of the U.S., Draft Day Gaming Group launched the DraftStars daily fantasy platform for CrownBet, the leading sports betting operation in Australia. However, within the U.S., by October of 2015 the regulatory landscape adversely shifted and all DFS companies including DDGG were faced with regulatory uncertainty. DDGG’s model provides three unique benefits to white label customers: (1) business-to-business white label strategy that significantly reduces customer acquisition cost risks, (2) partner liquidity sharing that provides opportunity for large prize pools via aggregation, and (3) our platform has the latest in consumer protections in the industry.

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

On September 8, 2015, we and our subsidiary DDGG entered into an Asset Purchase Agreement (the “DraftDay Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which we acquired all of the assets of the DraftDay Business from MGT Capital and MGT Sports. The DraftDay Business operates a daily fantasy sports website at DraftDay.com. The DraftDay Business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions.

In exchange for the acquisition of the DraftDay Business, we paid MGT Sports the following: (a) 63,467 shares of our common stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234, which will be due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share. In addition, in exchange for the release of various liens and encumbrances, we also agreed to issue to third parties: (a) 4,232 shares of our common stock, (b) a promissory note in the amount of $16 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150 shares of our common stock and (ii) a warrant to purchase 350 shares of DDGG common stock at $400 per share. Accordingly, we issued a total of 67,879 shares of common stock in connection with the acquisition of the DraftDay Business. We contributed the assets of the DraftDay Business to DDGG, such that we now own a total of 11,250 shares of DDGG common stock.

In the aggregate, we issued promissory notes in the principal amount of $250 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000 due March 8, 2016. We were not able to make the payment at the due date and, on March 24, 2016, converted $824 of the promissory notes to common stock and 110 of the promissory notes to a Series D Preferred Stock. On April 13, 2016, MGT Sports converted all 110 shares of our Series D Preferred Stock into shares of our common stock. Accordingly, we issued 18,332 shares of common stock to MGT Sports and, thereafter, there are no shares of our Series D Preferred Stock outstanding.

In addition, on September 8, 2015, DDGG entered into an agreement with Sportech Racing, LLC (“Sportech”) pursuant to which Sportech agreed to provide certain management services to DDGG in exchange for 9,000 shares of DDGG common stock. As a result of the transactions described above, we own a total of 11,250 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000 shares of DDGG common stock, MGT Sports owns 2,550 shares of DDGG common stock and an additional third party owns 150 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 and an additional third party holds a warrant to purchase 350 shares of DDGG common stock at $400 per share.

On December 28, 2015, DDGG's Board of Directors effectuated a 1-for-1,000 reverse stock split (the “1-for-1,000 Reverse Split”). Under the terms of the 1-for-1,000 Reverse Split, each share of DDGG's common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-thousandth of one share of common stock, without any action by the stockholders. Fractional shares were cashed out.

On April 12, 2016, DDGG entered into an amendment to the transitional management services agreement pursuant to which the DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated effective June 30, 2016. Sportech paid a $75 termination fee, to provide transitional services for 45 days, and has agreed to revert 4,200 shares of DDGG stock back to the Company on August 15, 2016. The Company had previously recorded the value of the services provided by Sportech under the Sportech MSA to prepaid assets, to be recognized as a professional services expense in the Consolidated Statements of Operations over the term of the agreement. Due to the termination of the agreement, the Company expensed the remaining value of the Sportech services, except for the value associated with the 4,200 shares of DDGG stock which were returned and 45 days of transitional services. The termination of the Sportech MSA will require DDGG to begin performing certain functions on its own.

On May 12, 2016, the Company entered into a subscription agreement with DDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred a total of $501 to the DDGG subsidiary since the date of acquisition and through the date of the filing of these financial statements.
Choose Digital

Choose Digital was founded in 2011 as a supply chain to the loyalty and incentive industry, allowing major programs (airline frequent flier, banks and hotel loyalty programs, etc.) to offer digital content as a reward redemption option. Choose Digital’s products and services allow any reward program to integrate our large digital media marketplace, giving their members the ability to browse, redeem, and download latest releases or classic favorites.

Choose Digital is a white-label digital marketplace featuring a recent and wide range of digital content, including music, eBooks and audiobooks. The content is sourced from leading record companies and book publishers. The marketplace can be fully branded and integrated seamlessly into clients' current online environments. Today Choose Digital’s marketplace powers a number of loyalty programs in the U.S. and Canada allowing customers and participants to enjoy the latest in digital content instantly.

Choose Digital generates revenues when participants in Choose Digital’s clients’ loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

Choose Digital offers several custom and turnkey products for creating e-commerce web apps for selling digital music, eBooks, and audiobooks within small or large loyalty programs. The digital media catalog consists of the new releases and large back-catalogs of major music labels and book publishers. New catalog items are added daily.

Choose Digital’s technology and expertise provides the ability for client companies and organizations to quickly add digital media items to their loyalty reward programs. The digital media catalog can be fully customized to the client’s needs and can involve integrating our full-featured API, or employing our services to create a custom, seamless, standalone, and managed storefront accessible by their member base.

Technology

Our digital publishing, gaming and digital content distribution businesses are enabled by multiple technology platforms primarily developed internally including proprietary and patented software some of which are briefly described below.

Our digital content distribution businesses are very focused on knowing their audience. This is made possible through our proprietary SDS technology. Our competitive advantage is this complete audience-development engine, which optimizes the packaging and distribution of content - getting it to the right audience at the right place at the right time primarily through social media. The technology is designed to generate fans on our pages on Facebook and other social media outlets. Our content is then displayed in the fans’ feeds on Facebook and other social media sites, which can then drive traffic to our websites. Our technology contains a test and measurement system that delivers real-time audience insights, and provides optimized distribution by audience. Because we use this proprietary technology, a significant amount of our website traffic is generated through social media channels, particularly Facebook. Facebook and other social media outlets routinely update their algorithms for what content is displayed in users’ feeds. The test and measurement features of our technology help us to stay current in maximizing website traffic from social media channels as these algorithms change. We have seven issued patents related to the SDS technology.

With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-page views per year level. Because of its low cost of operation, the coupling of the Rant platform and our SDS technology creates the extremely powerful tools in digital content publishing.

Choose Digital’s technology platform and expertise provides the ability for any client companies and organizations to quickly add digital media items to their loyalty reward programs. The digital media catalog can be fully customized to the client’s needs and can involve integrating our full-featured API, or employing our services to create a custom, seamless, standalone, and managed storefront accessible by their member base. The platform is highly scalable and has multiple e-commerce capabilities.

DraftDay has built a sophisticated platform that allows for each operator to have their own portal to drive their customers to, own the data and feed into a pool with other operators. The state of the art technology platform enables us to offer multiple gaming products covering all major sports. Our technology platform is highly scalable and also has proven business-to-business white-label capabilities. In addition, the platform is complemented by a highly responsive design / HTML5 mobile webapp capabilities.

We protect our technology through seeking intellectual property registration and filings. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and our operating results.

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

Perk.com Transaction

Perk Agreement

On December 13, 2015, we entered into an Asset Purchase Agreement with Perk (the “Perk Agreement”). Perk’s shares are currently traded on the Toronto Stock Exchange. In connection with the Perk Agreement, we agreed to sell to Perk certain assets relating to the Viggle rewards business, including the Viggle App. We retained our interest in DraftDay Gaming Group, Inc., Wetpaint.com, Inc., Choose Digital, Inc. and the assets relating to our MyGuy game. The closing of this transaction subsequently occurred on February 8, 2016.

Purchase Price and Adjustments

As consideration for the assets sold, we received the following consideration:

•
1,500,000 shares of Perk common shares free and clear of all liens, less the number of shares of Perk common shares applied to the repayment of principal and interest of the credit facility described below (the “Initial Perk Shares”);

•
2,000,000 shares of Perk common shares if Perk’s combined revenue, as calculated pursuant to the Perk Agreement, is at least $130,000 for the calendar year commencing on January 1, 2016 or January 1, 2017 (the “Earn-Out”);

•
A warrant (“Warrant 1”) entitling us to purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event the volume weighted average price (“VWAP”) of shares of Perk common shares is greater than or equal to CDN $12.50 per share for 20 consecutive trading days in the two year period following the closing of the Perk.com Transaction;

•
A warrant (“Warrant 2”, and together with Warrant 1, the “Perk Warrants”) entitling the us purchase 1,000,000 shares of Perk common shares at a strike price of CDN $6.25 per share in the event that the VWAP of Perk common shares is greater than or equal to CDN $18.75 per share for 20 consecutive trading days in the two year period following the closing of the Perk.com Transaction; and

•	Perk also assumed certain of our liabilities, including points liability.

At the time we entered into the Perk Agreement, Perk provided us with a $1,000 secured line of credit, which we fully drew down. We had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by 130,000. We exercised this option, so we received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

Escrow

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing our indemnification obligations under the Perk Agreement.

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. The escrowed shares were released as part of this transaction.

Additionally, after the closing, we delivered 357,032 Perk shares to satisfy an obligation to a prior trade creditor.

Recent Developments

Acquisition of Rant, Inc.

On July 12, 2016, we and RACX Inc., a Delaware corporation and wholly-owned subsidiary of ours (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses, including but not limited to the www.rantsports.com, www.rantlifestyle.com, www.rantchic.com, www.rantgirls.com, www.rant-inc.com, www.rantstore.com, www.rantcities.com, www.rantcars.com, www.rantfinance.com, www.ranthollywood.com , www.rantfood.com, www.rantgamer.com, www.rantgizmo.com, www.rantpets.com, www.rantplaces.com, www.rantpolitical.com, www.rantmn.com, www.rantbeats.com, www.rantgirls.com, www.rantstore.com, www.rantcities.com, www.rantranet.com, and www.rantmovies.com websites (the “Rant Assets”).

In consideration for the purchase of the Rant Assets, we (i) delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000; (ii) assumed $2,000 of liabilities of Rant and (iii) issued to Rant 4,435 shares of Company Series E Convertible Preferred Stock.

Rant is a digital publishing network that creates original content, most notably in sports, entertainment and pets - that reaches major diversified demographics.

The combined Wetpaint and Rant properties currently have approximately 12.7 million fans on their Facebook pages and, for the quarter ended June 30, 2016, generated an average of 17.7 million visits per month.

The Private Placement

On July 12, 2016, we closed a private placement (the “Private Placement”) of $4,444 principal amount of convertible debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”). The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among us and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, we received gross proceeds of $4,000 before placement agent fees and other expenses associated with the transaction. We will use the net proceeds from the transaction for general business and working capital purposes.

The Debentures mature on the one-year anniversary of the issuance date thereof. The Debentures are convertible at any time at the option of the holder into shares of our common stock at an initial conversion price of $6.266 per share (the “Conversion Price”). Based on such initial Conversion Price, the Debentures will be convertible into up to 780,230 shares of common stock. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the Conversion Price then in effect, the Conversion Price then in effect will be decreased to equal such lower price. The adjustments to the Conversion Price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. However, in no event will the Conversion Price be less than $0.10 per share. The Debentures are secured by a first priority lien on substantially all of our assets in accordance with a security agreement.

The Debentures bear interest at 10% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, we will have the right to redeem all or any portion of the outstanding principal balance of the Debentures, plus all accrued but unpaid interest at a price equal to 120% of such amount. The holders of Debentures shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Debentures contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the Debentures, a holder of Debentures may require us to pay the greater of (i) the outstanding principal amount, plus all accrued and unpaid interest, divided by the Conversion Price multiplied by the daily volume weighted average price or (ii) 115% of the outstanding principal amount plus 100% of accrued and unpaid interest. Pursuant to the Debentures, we are required to make amortizing payments of the aggregate principal amount, interest, and other amounts outstanding under the Debentures. Such payments must be made beginning three months from the issuance of the Debentures and on the monthly anniversary through and including the maturity date. The Amortization Amount is payable in cash or in shares of our common stock pursuant to the conversion mechanism contained in the Debentures.

On July 20, 2016, we and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that we shall have $1,000 available in our commercial bank account or otherwise available in liquid funds. At any time when our available funds fall below $1,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000; however, the first $5,000 of the guaranty shall be provided by drawing down on our Line of Credit with Sillerman Investment Company IV, LLC (“SIC IV”). Any remaining amounts, up to a maximum aggregate of $1,000 shall be provided by Mr. Sillerman.

As a part of the Private Placement, we issued Warrants to the Purchasers providing them with the right to purchase up to an aggregate of 354,650 shares of our common stock at an initial exercise price of $6.528 per share. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance and the exercise price for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the conversion price of the Debentures, the exercise price of the Warrants will be decreased to a lower price based on the amount by which the conversion price of the Debentures was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants will expire 5 years from the initial issuance date.

In addition, we issued to Aegis Capital Corporation (“Aegis”), the placement agent in connection with the Private Placement, Warrants providing them with the right to purchase up to an aggregate of 53,200 shares of our common stock at initial exercise price of $6.528 per share. The Warrants issued to Aegis contain substantially the same terms as the Warrants issued to the Purchasers.

The Purchasers shall not have the right to convert the Debentures or exercise the Warrants to the extent that such conversion or exercise would result in such Purchaser being the beneficial owner in excess of 4.99% of our common stock. In addition, the Purchasers have no right to convert the Debentures or exercise the Warrants if the issuance of the shares of common stock upon such conversion or exercise would exceed the aggregate number of shares of our common stock which we may issue upon conversion of the Note and exercise of the Warrant without breaching our obligations under NASDAQ listing rules. Such limitation does not apply if our shareholders approve such issuances. We intend to promptly seek shareholder approval for issuances of shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

In connection with the Private Placement, we and the Purchasers entered into a Registration Rights Agreement under which we were required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of our common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

Also in connection with the Private Placement, certain stockholders of ours have executed Lock-Up Agreements, pursuant to which they have agreed not to sell any shares of our common stock until the later of (i) six months following the issuance of the Debentures or (ii) 90 days following the effectiveness of a resale registration statement filed pursuant to the requirements of the Registration Rights Agreement.

Grid Note Amendment

On July 8, 2016, SIC III, SIC IV and SIC VI entered into the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred stock for our common stock under certain conditions. Issuance of the shares is conditioned upon approval of our shareholders, the closing of an offering of our common stock in the amount of at least $10,000, approval of its Listing of Additional Shares application with NASDAQ, we shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of our common stock, so long as we received a valuation that the exchange price reflects fair value. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017.
On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into the Amended Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred stock for our common stock under certain conditions. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000 of the outstanding principal balance of the Grid Note and we shall be entitled to draw up to an additional $5,000. Since June 30, 2016 and through the date of this filing, an additional $710 had been advanced under the Grid Note.
August Exchange Agreement
On August 22, 2016, we and SIC III, SIC IV, and SIC VI, each an affiliate of Sillerman, entered into a Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015, was exchanged for 30,175 shares of our Series C Preferred Stock. The exchange price is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements. The $900 of debt that remains outstanding under the Grid Note will also remain subject to the Exchange Agreement.
Amendment to Certificate of Designation of Series C Preferred Stock

On August 22, 2016, we amended the terms of the Series C Preferred Stock. The amendment provided that the Series C Preferred Stock is no longer convertible into common stock by its terms (though the Series C Preferred Stock remains subject to the Exchange Agreement described in the preceding paragraph) and is no longer redeemable by holder five years after issuance. As amended, the rights, preferences, privileges and restrictions of the shares of Series C Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series C Convertible Redeemable Preferred Stock have a stated value of $1,000 per share.

•
Each holder of a share of Series C Convertible Redeemable Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series C Preferred Stock.

•
We may redeem any or all of the outstanding Series C Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of $5.00 or more per share.

•
The shares of Series C Preferred Stock are senior in liquidation preference to all shares of our capital stock unless otherwise consented to by a majority of the holders of shares of Series C Preferred Stock.

•	The shares of Series C Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series C Preferred Stock is necessary for us to amend the Series C certificate of designation.

•	The Series C Preferred Stock is no longer convertible into common stock, except in accordance with the Exchange Agreement.

Reverse Stock Split
On September 16, 2016, we effected a reverse stock split whereby shareholders are entitled to receive one share for each 20 shares of our common stock. Shareholders entitled to a fractional share will receive cash in lieu of fractional shares. As a result of the reverse stock split, we have 3,023,701 shares of common stock outstanding as of September 16, 2016. The reverse split was approved by our Board of Directors on September 9, 2016, in part, to enable us to regain and maintain compliance with the minimum closing bid price of $1.00 per share for continued listing on NASDAQ. All common stock information disclosed through this Form 10-K has been adjusted to reflect the Reverse Stock Split.

Going Concern

Our Consolidated Financial Statements as of June 30, 2016, and the auditor's report on those consolidated financial statements, include a disclosure paragraph regarding the uncertainty of our ability to continue as a going concern, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We are unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our stockholders and our ability to obtain necessary equity and/or debt financing to continue development of our business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful, and therefore there is substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Assessment of Internal Controls

We have assessed the effectiveness of our internal control over disclosure controls and procedures as of June 30, 2016. As a result of this assessment, we concluded that, as of June 30, 2016, our internal controls over disclosure controls and procedures was not effective. Our management identified the following material weaknesses in our internal control over financial reporting and disclosure controls and procedures, which are the consequences of our limited financial resources and small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient levels of supervision and review of the disclosure controls and procedures process; and (iii) failure to design, implement and maintain adequate operational and internal controls and processes to identify complex transactions requiring specialized accounting expertise.

In an effort to remediate the identified material weaknesses and enhance our internal controls, we plan to take the following measures:

•	segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions, and (iii) the custody of assets.

•
retain additional accounting personnel to focus on disclosure controls, risk assessment, financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of our consolidated financial statements.

We did not implement the above remedial measures in the year ended June 30, 2016, but anticipate that they will be implemented during the year ended June 30, 2017.

Results of Continuing Operations for the Years Ended June 30, 2016 and 2015 (amounts in thousands)

	Year Ended June 30, 2016	Year Ended June 30, 2015	Variance

Revenues	$4,509	$5,674	$(1,165)
Selling, general and administrative expenses	(29,324)	(47,072)	17,748
Impairment loss (see Note 3)	(28,541)	(2,085)	(26,456)
Operating loss	(53,356)	(43,483)	(9,873)

Other expense, net:
Other (expense)/income, net	(23)	6	(29)
Interest expense, net	(3,788)	(2,050)	(1,738)
Total other expense, net	(3,811)	(2,044)	(1,767)

Net loss before provision for income taxes	(57,167)	(45,527)	(11,640)

Income tax expense	—	—	—

Net loss from continuing operations	$(57,167)	$(45,527)	$(11,640)

Revenues

	Year Ended June 30, 2016	Year Ended June 30, 2015	Variance
Revenues by segment:
Wetpaint	$1,533	$3,454	$(1,921)
Choose Digital	1,949	1,703	246
DDGG	528	—	528
Other	499	517	(18)
Total	$4,509	$5,674	$(1,165)

Revenue for the year ended June 30, 2016 was $4,509, a decrease of $1,165 from the year ended June 30, 2015. The decrease was driven by a $1,921 decrease in Wetpaint revenues partially offset by $528 in DDGG revenues. Wetpaint's revenue was negatively affected by several changes to the sales force model, including the migration of Wetpaint's sales force to Perk, as part of the Viggle rewards business sale to Perk. DDGG earned $528 in revenues in the period, offsetting the revenue decrease experienced by Wetpaint.

Selling, General and Administrative Expenses

	Year Ended June 30, 2016	Year Ended June 30, 2015	Variance
Selling, general and administrative expenses by segment:
Wetpaint	$6,966	$12,201	$(5,235)
Choose Digital	3,904	6,362	(2,458)
DDGG	4,974	—	4,974
Other	13,480	28,509	(15,029)
	$29,324	$47,072	$(17,748)

Selling, general and administrative expenses were $29,324 for the year ended June 30, 2016, a net decrease of $17,748 from the prior year. The net decrease was attributable to decreases in Wetpaint of $5,235, Choose Digital of $2,458, and Other of $15,029; these were offset by the addition of DDGG expenses beginning September 2015, when the DraftDay business was acquired.

•
Stock based compensation decreased by $13,535 across the segments due to forfeiture of un-vested options and restricted stock units ("RSUs"), and due to the fact that a large portion of the expense in Fiscal 2015 related to options and RSUs issued as part of financing efforts. The cost of these issuances has been fully expensed. Stock compensation expense decreased as follows: $2,692 on the Wetpaint segment, $717 on the Choose Digital segment, and $10,126 on the Other segment, which represents expense on instruments issued for corporate financing activities.

•
Personnel costs decreased by a net $1,242 across the segments: $1,592 decrease on the Wetpaint segment, $818 decrease on the Choose Digital segment, and $446 increase on the Other segment. DDGG's personnel costs for the first year of operation amounted to $722, and offset the decreases in personnel costs in other segments.

•	Professional fees expense increased by a net $1,842 across the segments due to the addition of DDGG's professional fees which amounted to $2,029, and offset decreases in fees in other segments.

•
We recognized a loss on contingent consideration in Fiscal 2015 of $2,222 in relation to the Choose Digital acquisition, no such losses were recognized in Fiscal 2016 as the liability contingency expired at the end of fiscal 2015 and the change in contingent consideration expense year over year in relation to the Choose Digital acquisition was $2,222.

Impairment Loss

Impairment loss for the year ended June 30, 2016 was $28,541, an increase of $26,456 from the year ended June 30, 2015. The current year loss is due to the goodwill impairment we recorded of $4,335 related to the Choose Digital reporting unit and $10,708 related to the Wetpaint reporting unit, and losses of $749, $1,331 and $11,418 on intangible assets related to DDGG's technology, tradename and customer relationships, Choose Digital's software and licenses and Wetpaint's technology, trademark, customer relationships and non-competition agreements, respectively. The prior year loss of $2,085 is due to impairment recorded on intangible assets related to Choose Digital's tradename and customer relationships.

Interest Expense, Net

Interest expense, net was $3,788 for the year ended June 30, 2016, an increase of $1,738 from the year ended June 30, 2015. The increase was due to higher loan balances.

Income Taxes

We use the liability method of accounting for income taxes as set forth in Accounting Standards Codification ("ASC") 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At June 30, 2016 and 2015, we provided a full valuation allowance on its deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources

Cash

At June 30, 2016 and 2015, we had cash balances of $537 and $4,217, respectively.

Available Line of Credit

As of June 30, 2016 and 2015, we had $1,065 and $7,000 available under our lines of credit, respectively.

The Company's Capital Requirements and 12-Month Plan for its Business
Our capital requirements to fund our operating segments are variable based on a few key factors. With respect to Wetpaint, the key factors include quality content creation, monthly unique visitors and our ability to procure advertising inventory to properly monetize our user base. These factors combine to determine our cash needs for calendar 2017. As we increase Wetpaint's number of monthly unique users and number of advertising partners, we would expect to generate increased revenue from the sale of digital media on the Wetpaint website and expect these sales to be a source of liquidity within such period for this operating segment. As a result of a decline in Choose Digital's revenue, we have begun restructuring the Choose Digital business and anticipate the restructuring to utilize additional capital requirements.
However, there is no guarantee that revenues will exceed business fixed and variable costs in calendar 2017 or ever. With respect to our operating costs, employee salaries, cost of content expenditures, leases of office space, and costs of cloud computing and hosting services constitute the majority of our monthly operating expenses. With the exception of leased office space, our operating costs across the operating segments are expected to increase as we add users and clients, work to create more content to entice users, and create new features and functionality on the Choose Digital platform. The overall level of expenses will be reflective of management’s view of the current opportunities for the operating segments within their respective marketplaces and our strategic decisions. We utilize significant computing resources across our business to run and develop our website and platforms and purchase certain server hardware; however, we lease the majority of needed computing hardware, bandwidth, and co-location facilities. Accordingly, we can limit the cost of these servers to be in line with business growth. We plan to carefully manage our growth and costs to attempt to meet the goals of our business plan for such period.
We have projected the plan for our business for the next 12 months, which is subject to change resulting from both internal and external circumstances. Our 12-month plan has not been reviewed for consistency with U.S. generally accepted accounting principles, and has been prepared on a modified accrual basis. Our 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this filing on Form 10-K, and our actual future results may be materially different from what we set forth below.
There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on Form 10-K. We do not warrant or guarantee the foregoing. Our June 30, 2016 financial statements contain a going concern emphasis in our audit opinion.
Our current plan will require capital of approximately $7,000 over the next 12-month period to cover the fixed expenses and capital needs of our company, including employee payroll, server capacity, research and development, office space and capital expenditures. As of the date of this filing on Form 10-K, we have $4,291 available to draw on our credit lines to fund our operations. We believe revenue will continue to improve over the next 12 months as we continue to optimize our monetization strategy, resulting in increased advertising on our websites. Although the increase in revenue suggests that we should be able to reduce our cash funding requirements over the next 12 months, there is no guarantee that we will be successful. Additionally, incremental cash funding may be necessary in the event of an identified acquisition, which is cash flowing in the near term.
Our sale of our rewards business to Perk greatly reduced our cash burn and our rewards points liabilities. With the conclusion of the Perk Transaction, we are in the process of reviewing our remaining three business segments and the cash needs for the 2016 calendar year to cover fixed expenses and capital, including employee payroll, content expenditures, server capacity, office space and capital expenditures. The amount of capital required will depend on strategic decisions to be made with those business segments. We intend to increase revenue over the next 12 months as we focus on selling more advertising on the Wetpaint website and, depending on our strategic decisions, working to improve the Choose Digital platform. We also intend to reduce our expenses. There is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of monthly unique users and the activity of those users on the Wetpaint website. Our ability to generate digital content sales for Choose Digital is dependent on our ability to launch digital rewards programs for new clients and maintain our digital content licenses, which are currently in arrears.
The actual amount of funds required for the next 12 months may vary depending upon number of users and clients, the content, rewards, and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which the legal and regulatory issues within the fantasy sports market are resolved. In the event that the required cash is not funded from revenue, we will need to raise additional capital through either debt or equity financing. Alternatively, we would need to revise our business plan to reduce our spending rate and delay certain projects that are part of our business plan based on the amount of capital available until additional capital is raised.

Cash Flows for the Years Ended June 30, 2016 and 2015 (amounts in thousands)

Description	Year Ended June 30, 2016	Year Ended June 30, 2015
Net cash used in operating activities	$(9,595)	$(30,695)
Net cash used in investing activities	—	(1,164)
Net cash provided by financing activities	5,915	36,069

Operating Activities

Cash used in operating activities was $9,595 for the year ended June 30, 2016. This included a net loss of $63,689, a gain on discontinued operations of $1,262 and a gain on accounts payable settlements of $2,132, partially offset by intangible asset and goodwill impairment losses of $28,541, non-cash, share based compensation of $12,233, $11,670 of net changes in operating assets and liabilities and $3,748 of depreciation and amortization.

Cash used in operating activities was $30,695 for the year ended June 30, 2015. This included a net loss of $78,539, partially offset by non-cash, share based compensation of $32,439, $6,040 of depreciation and amortization, $4,600 of net changes in operating assets and liabilities, $2,222 increase in the fair value of acquisition-related contingent consideration and impairment losses on Choose Digital intangible assets of $2,086.

Investing Activities

Cash provided by investing activities was $0 for the year ended June 30, 2016.

Cash used in investing activities was $1,164 for the year ended June 30, 2015. The primary components consisted of $113 used for the purchase of property and equipment and $1,051 used for capitalized software costs.

Financing Activities

Cash provided by financing activities was $5,915 for the year ended June 30, 2016. This amount consisted primarily of $8,535 of net proceeds from loans and $200 of net proceeds from offerings of our common stock, partially offset by contingent consideration payments of $2,570.

Cash provided by financing activities was $36,069 for the year ended June 30, 2015. This amount consisted primarily of $12,459 of net proceeds from the offering of our common stock, $8,975 of net proceeds from loans, $10,000 from the sale of Class C Convertible Redeemable Preferred Stock and $4,995 from the release of restricted cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our company.

Commitments and Contingencies

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Application of Critical Accounting Policies

The following accounting policies require significant management judgments and estimates:

Revenue Recognition

We recognize revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, we consider a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Advertising Revenue: we generate advertising revenue primarily from third-party advertising via real-time bidding, which is typically sold on a per impression basis.

Deferred Revenue:  deferred revenue consists principally of both prepaid but unrecognized revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Barter Revenue: barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25). Such transactions are recorded at the fair value of the advertising provided based on our historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions. Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

We recognized barter revenue and barter expense for the year ended June 30, 2016 of $428 and $428, respectively. We recognized barter revenue and barter expense for the year ended June 30, 2015 of $437 and $437, respectively.

License Revenue: in addition to generating revenue from display and video advertising, from time to time, we may also generate revenue from licensing our proprietary audio recognition software and related loyalty platform. Generally, revenue from such agreements is recognized ratably over the term of the agreement.

Goodwill and Certain Other Long-Lived Assets

As required by ASC 350, “Goodwill and Other Intangible Assets”, we test goodwill for impairment during the fourth quarter of our fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. We have three reporting units: Wetpaint, DDGG, and Choose Digital. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of any reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Historically we have operated as one reporting unit; however, in connection with the sale of our rewards business, we divided our remaining operations into three reporting units. In conjunction with this movement, we engaged a third-party valuation firm to test the Choose Digital and Wetpaint reporting units for goodwill impairment at December 31, 2015. The DDGG reporting unit was not tested for impairment at December 31, 2015 as the acquisition of this entity occurred in September 2015. We determined that the fair value of both of the Wetpaint and Choose Digital reporting units were significantly below their respective carrying values, indicating that goodwill related to these reporting units may be impaired. We determined the fair value of all long-lived assets other than goodwill related to each reporting unit and calculated the residual goodwill value for each. Upon comparing the residual goodwill values to the respective carrying values, we determined that there was an impairment loss on both the Choose Digital and Wetpaint reporting units.

We recorded an impairment loss to goodwill of $4,335 related to the Choose Digital reporting unit and $10,708 related to the Wetpaint reporting unit during the year ended June 30, 2016. There were no impairments to goodwill recorded during the year ended June 30, 2015.

We account for the impairment of long-lived assets other than goodwill in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

At June 30, 2015, we determined that certain intangible assets related to the acquisition of Choose Digital (see Note 6, Acquisitions in the accompanying Consolidated Financial Statements for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in our business operations and utilization of our resources, during the fourth quarter of fiscal 2015, we determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,085 and is included in impairment loss in the accompanying Consolidated Statements of Operations. There were no other impairments of long-lived assets during the year ended June 30, 2015.

During the year ended June 30, 2016, we determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, we recorded a loss of $1,331 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,418 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the year ended June 30, 2016.

At June 30, 2016, we determined that the fair value of the DDGG reporting unit was significantly below the carry value and assessed the fair values of the long-lived assets other than goodwill. Upon comparing the fair values of the long-lived assets to their respective carrying values, we recorded a loss of $749 on DDGG intangible assets during the year ended June 30, 2016.

Capitalized Software

We record amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, we record and capitalize internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $0 and $1,610 as of June 30, 2016 and June 30, 2015, respectively, in accordance with ASC 350-40, “Internal-use Software”. At the time software is placed into service, we record amortization on a straight-line basis over the estimated useful life of the software.

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” ("ASC 718"). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. We use the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued. Stock-based awards issued to date are comprised of both restricted stock awards (RSUs) and employee stock options.

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition. We do not expect the standard to have a material impact on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. This update focuses on clarifying the following two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02
requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the standard to have a material impact on our consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the standard to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standard Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This standard requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 (July 1, 2017 for the Company). We do not believe that the adoption of ASU 2015-16 will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Function(x) Inc. (formerly known as Viggle Inc.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Function(x) Inc. (formerly known as Viggle Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Function(x) Inc. (the “Company”) (formerly known as Viggle Inc.) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Function(x) Inc. (formerly known as Viggle Inc.) at June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and at June 30, 2016 has a deficiency in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY
October 11, 2016

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$537	$4,217
Marketable securities	2,495	—
Accounts receivable (net of allowance for doubtful accounts of $20 at June 30, 2016 and 2015)	307	838
Prepaid expenses	226	483
Other receivables	114	661
Other current assets	110	—
Current assets of discontinued operations	39	3,431
Total current assets	3,828	9,630
Restricted cash	440	695
Property & equipment, net	1,414	2,334
Intangible assets, net	5,339	18,683
Goodwill	11,270	24,722
Other assets	748	270
Non-current assets of discontinued operations	—	13,895
Total assets	$23,039	$70,229

Liabilities, convertible redeemable preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$11,625	$10,040
Deferred revenue	637	593
Current portion of loans payable	8,996	1,575
Current liabilities of discontinued operations	2,851	13,278
Total current liabilities	24,109	25,486
Loans payable, less current portion	19,716	22,516
Deferred revenue	3,429	3,854
Common stock warrant liability	10	10
Other long-term liabilities	951	1,678
Non-current liabilities of discontinued operations	—	538
Total liabilities	48,215	54,082

Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of June 30, 2016 and 2015	—	—

Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 3,000 and 10,000 shares as of June 30, 2016 and 2015, respectively	4,940	11,815

Commitments and contingencies

Stockholders' (deficit) equity:
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of June 30, 2016 and 2015	—	—
Series D Convertible Preferred Stock, $1,000 stated value, authorized 150 shares, issued and outstanding -0- shares as of June 30, 2016 and 2015	—	—
Common stock, $0.001 par value: authorized 15,000,000 shares, issued and outstanding 3,023,753 and 1,169,156 shares as of June 30, 2016 and 2015, respectively	3	1
Additional paid-in-capital	409,765	383,607
Treasury stock, 10,758 shares at June 30, 2016 and 2015	(11,916)	(11,916)
Accumulated deficit	(428,380)	(367,360)
Accumulated other comprehensive loss	(361)	—
Non-controlling interest	773	—
Total stockholders' (deficit) equity	(30,116)	4,332
Total liabilities, convertible redeemable preferred stock and stockholders' (deficit) equity	$23,039	$70,229
See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended June 30, 2016	Year Ended June 30, 2015

Revenues	$4,509	$5,674
Selling, general and administrative expenses	(29,324)	(47,072)
Impairment loss (see Note 8)	(28,541)	(2,085)
Operating loss	(53,356)	(43,483)

Other income (expense):
Other income, net	(23)	6
Interest expense, net	(3,788)	(2,050)
Total other expense, net	(3,811)	(2,044)

Net loss before provision for income taxes	(57,167)	(45,527)

Income tax expense	—	—

Net loss from continuing operations	(57,167)	(45,527)

Net loss from discontinued operations, net of tax	(6,522)	(33,012)

Net loss	(63,689)	(78,539)

Accretion of Convertible Redeemable Preferred Stock	280	135

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(1,156)	(468)

Add: Net loss attributable to non-controlling interest	$1,826	$—

Net loss attributable to common stockholders	$(62,739)	$(78,872)

Net loss per common stock - basic and diluted:
Continuing operations	$(33.03)	$(54.78)
Discontinued operations	$(3.83)	$(39.44)
Net loss per common stock attributable to common stockholders - basic and diluted	$(36.86)	$(94.22)

Weighted average common stock outstanding - basic and diluted	1,702,080	837,093

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended June 30, 2016	Year Ended June 30, 2015
Net loss	$(63,689)	$(78,539)
Other comprehensive income, net of tax
Unrealized loss on available for sale securities	(361)	—
Other comprehensive loss	(361)	—
Comprehensive loss	$(64,050)	$(78,539)

Function(x) Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)

	Common Stock	Class D Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total
Balance June 30, 2014	$1	$—	$340,178	$(11,556)	$—	$(288,821)	$—	$39,802
Net loss						(78,539)		(78,539)
Purchase of common stock from former officer				(360)				(360)
Accretion of Series C Convertible Redeemable Preferred Stock			135					135
Undeclared Series C Preferred Stock Dividend			(468)					(468)
Common stock offerings			12,459					12,459
Common stock issued for services			208					208
Common stock issued in settlement of Blue Spike litigation			139					139
Share based compensation in connection with Securities Purchase Agreement			2,657					2,657
Restricted stock - share based compensation			24,649					24,649
Employee stock options share based compensation			3,650					3,650
Balance June 30, 2015	$1	$—	$383,607	$(11,916)	$—	$(367,360)	$—	$4,332
Net loss						(61,863)	$(1,826)	(63,689)
Unrealized loss on marketable securities					(361)			(361)
Common stock issued for DraftDay acquisition			1,755				610	2,365
Common stock and warrants of Draftday issued for management service contracts							1,733	1,733
Series A investment into DDGG							256	256
Series D issuance		110						110
Series D conversion to common stock		(110)	110					—
Common stock issued for MGT debt conversion			797					797
Conversion of Sillerman debt to common stock	1		4,111					4,112
Common stock issued for Kuusamo debt conversion			71					71
Common stock issued to Coda search - debt conversion			5					5
Common stock purchased - PP - Reaz Islam			200					200
Accretion of Series C Convertible Redeemable Preferred Stock			280					280
Undeclared Series C Preferred Stock Dividend			(1,156)					(1,156)
Series C conversion to common	1		7,750					7,751
Interest income on note receivable from shareholders			2					2
Other matter related to Choose Digital RSUs (Note 12)						843		843
Restricted stock - share based compensation			11,998					11,998
Employee stock options - share based compensation			235					235
Balance June 30, 2016	$3	$—	$409,765	$(11,916)	$(361)	$(428,380)	$773	$(30,116)

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30, 2016	Year Ended June 30, 2015

Operating activities:
Net loss	$(63,689)	$(78,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock based compensation	11,998	24,649
Employee stock options - share based compensation	235	3,650
Share based compensation in connection with securities purchase agreement	—	4,140
Write-off of certain intangible assets related to Choose Digital	—	2,086
Stock issued for services	—	208
Stock issued in settlement of litigation	—	139
Gain on sale of a business	(1,262)	—
Gain on settlement of accounts payable	(2,132)	—
Fair value loss in financial assets	376	—
Loss on abandonment of assets	173	—
Loss on settlement of receivables	549	—
Impairment loss	28,541	—
Decrease in fair value of common stock warrants	—	(5)
Increase in fair value of contingent consideration related to acquisitions	—	2,222
Accretion of note discount	200	115
Depreciation and amortization	3,748	6,040
Interest income on notes receivable from shareholders and officer	(2)	—
Changes in operating assets and liabilities:
Marketable securities	(148)	—
Accounts receivable	3,299	(157)
Other receivables	547	(581)
Prepaid expenses	2,065	316
Other assets	319	41
Deferred revenue	(381)	(818)
Points liability	(64)	4,102
Accounts payable and accrued expenses	6,213	1,737
Other liabilities	(180)	(40)
Net cash used in operating activities	(9,595)	(30,695)

Investing activities:
Purchase of property and equipment	—	(113)
Capitalized software costs	—	(1,051)
Net cash used in investing activities	—	(1,164)

Financing activities:
Issuance of common stock and warrants for cash	200	12,459
Proceeds from loans	11,535	35,975
Repayments on loans	(3,000)	(27,000)
Sale of Class C Convertible Redeemable Preferred Stock	—	10,000
Purchase of common stock from former officer	—	(360)
Restricted cash	—	4,995
Payments related to contingent consideration	(2,570)	—
Repayment on notes payable	(250)	—
Net cash provided by financing activities	5,915	36,069

Net change in cash	(3,680)	4,210

Cash at beginning of period	4,217	7

Cash at end of period	$537	$4,217

Supplemental cash flow information:
Cash paid during the year for interest	$110	$999
Landlord lease incentive build-out allowance	$—	$449
Common stock and warrants issued for DraftDay acquisition	$1,755	$—
DDGG common stock and warrants issued for DraftDay acquisition	$610	$—
Notes issued for DraftDay acquisition	$2,250	$—
Common stock and warrants issued for management service contracts	$2,111	$—
Common stock issued for partially settled notes related to DraftDay acquisition	$868	$—
Preferred Series D shares issued to partially settle notes related to DraftDay acquisition	$110	$—
Settlement of Perk Loan in common stock	$1,000	$—
Loans converted to common stock	$4,117	$—
Preferred Series C shares converted to common stock	$7,751	$—
Reversal of Choose Digital RSU liability (Note 12)	$843	$—

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

1.  Basis of Presentation and Consolidation

On January 27, 2016, Function(x) Inc. (“Function(x)” and/or the “Company”) changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc. ("DraftDay"), and changed its ticker symbol from VGGL to DDAY. On June 10, 2016, the Company changed its name from DraftDay Fantasy Sports, Inc. to Function(x) Inc., and changed its ticker symbol from DDAY to FNCX. It now conducts business under the name Function(x) Inc. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  The Company has nine wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Nextguide Inc., Wetpaint.com, Inc. ("Wetpaint"), and Choose Digital Inc. ("Choose Digital"), each a Delaware corporation. The Company also owns approximately 49% of the issued and outstanding common stock of DDGG, and also appoints a majority of the members of its Board of Directors. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 8, 2015, the Company and its newly created subsidiary DraftDay Gaming Group, Inc. (“DDGG”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business” or "DraftDay.com") from MGT Capital and MGT Sports.

On February 8, 2016, the Company completed the sale of assets related to the Company’s rewards business, including the Viggle App, in accordance with the Asset Purchase Agreement (the "Perk Agreement") with Perk.com, Inc. ("Perk") entered into on December 13, 2015. Management entered into this binding sales agreement following a strategic decision to divest the operations related to the Viggle App and place greater focus on its remaining businesses. The assets, liabilities and operations related to Loyalize Inc., and Nextguide Inc. (as well as the portion of the assets relating to the Company's discontinued rewards business within the Company) have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. In accordance with Accounting Standards Codification ("ASC") No. 205, Presentation of Financial Statements, the inter-segment revenues and expenses related to services provided by Choose Digital to the Viggle rewards business (discontinued operations) are presented at cost in the Consolidated Statements of Operations.

In December 2015, as a result of the sale of certain assets to Perk and acquisition of the DraftDay Business, we reorganized the organizational management and oversight of the Company into three segments (see Note 4, Segments). Accordingly, prior period financial information has been recast to confirm to the current period presentation. These changes impacted Note 4: Segments and Note 3: Summary of Significant Accounting Policies, with no impact on consolidated net loss or cash flows in any period.

On July 12, 2016, the Company and RACX Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses (the “Rant Assets”). We acquired assets of Rant for $2,000 in assumed liabilities, a $3,000 note, and 4,435 shares of Function(x) Inc. Series E Convertible Preferred Stock which, upon satisfaction of certain conditions including shareholder approval, will be convertible into shares of our common stock equal to 22% of the fully diluted shares outstanding, in a move to become a market leader in social publishing.
On September 16, 2016,the Company amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). Owners of fractional shares outstanding after the Reverse Stock Split will be paid cash for such fractional interests. The effective date of the Reverse Stock Split is September 16, 2016. All common stock share amounts disclosed in this Form 10-K have been adjusted to reflect the Reverse Stock Split.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company's ability to continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue development of its business and to generate revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful and therefore there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.  Line of Business

The Company conducts business through three operating segments: Wetpaint, Choose Digital and DDGG. These operating segments are described below.

Through Wetpaint, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 55 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

Choose Digital is a white-label digital marketplace featuring a recent and wide range of digital content, including music, movies, TV shows, eBooks and audiobooks. The content is sourced from the world’s leading record companies and book publishers and an aggregator of movie and TV content. Choose Digital generates revenues when participants in Choose Digital's clients' loyalty programs redeem loyalty credits for digital content provided by Choose Digital. For example, if a participant in a loyalty program redeems credits for a song download provided by Choose Digital, the client loyalty program pays Choose Digital for the download.

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

3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost which approximates market value and primarily consists of money market funds that are readily convertible into cash.  Restricted cash comprises amounts held in deposit that were required as collateral under the lease of office space and security interest held by Deutsche Bank Trust Company Americas in connection with the Company's debt agreement more fully described in Note 9, Loans Payable.

Marketable Securities

In February 2016, the Company received 1,370,000 shares of Perk's stock, which is publicly traded on the Toronto Stock Exchange, as part of the consideration in the sale of assets described in the Perk Agreement. These securities are short-term marketable securities, and have been classified as “available-for-sale” securities. Pursuant to ASC 320-10, “Investments - Debt and Equity Securities” the Company's marketable securities are marked to market on a quarterly basis, with unrealized gains and losses recorded in equity as Other Comprehensive Income/Loss.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the years ended June 30, 2016 and June 30, 2015 were $549 and $0, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of Perk marketable securities held is marked-to-market on a quarterly basis using the closing day share price of the last business day of the quarter. The changes to fair value are recorded in Other Comprehensive Income/Loss.  The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model. The changes to fair value are recorded in the Consolidated Statement of Operations. The carrying amount of loans payable approximates fair value as current borrowing rates for the same, or similar issues, are the same as those that were given to the Company at the issuance of these loans.

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

Business Combinations and Goodwill

Business combinations are accounted for using the acquisition method of accounting. The Company allocates the purchase price of acquired companies to the identifiable assets acquired, liabilities assumed and any non-controlling interest based on their acquisition date estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed.  Any contingent consideration to be transferred to the acquiree is recognized at fair value at the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires the Company to make significant estimates and assumptions, including assumptions related to future cash flows, discount rates, asset lives and the probability of future cash pay-outs related to contingent consideration. The estimates of fair value are based upon assumptions believed to be reasonable by management, but are inherently uncertain and unpredictable and, therefore, actual results may differ from estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.

For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Company's reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units. Where goodwill has been allocated to a reporting unit and part of the operation within that unit is disposed of, the goodwill associated with the disposed operation is included in the carrying amount of the operation when determining the gain or loss on disposal. Goodwill disposed in these circumstances is measured based on the relative values of the disposed operation and the portion of the reporting units retained.

As required by Accounting Standards Codification (“ASC”) 350, "Goodwill and Other Intangible Assets", the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. As noted above, the Company has three reporting units. The annual goodwill impairment test is a two step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Historically, the Company had one reporting unit. However, in connection with the sale of a significant portion of the Company's assets (see Note 1, Basis of Presentation and Consolidation), the remaining operations were divided into 3 reporting units (see Note 4, Segments). The Company engaged a third-party valuation firm to test the Choose Digital and Wetpaint reporting units for goodwill impairment. The DDGG reporting unit was not tested for impairment at December 31, 2015 as the acquisition of this entity occurred in September 2015. The Company determined that the fair value of both of the Wetpaint and Choose Digital reporting units were significantly below their respective carrying values, indicating that goodwill related to these reporting units may be impaired. The Company determined the fair value of all long-lived assets other than goodwill related to each reporting unit and calculated the residual goodwill value for each. Upon comparing the residual goodwill values to the respective carrying values, the Company determined that there was an impairment loss on both the Choose Digital and Wetpaint reporting units. As a result, the Company recorded an impairment loss of $4,335 related to the Choose Digital reporting unit and $10,708 related to the Wetpaint reporting unit in the Selling, general and administrative expense line of the Consolidated Statements of Operations during the six months ended December 31, 2015. Upon the finalization of the December 31, 2015 Choose Digital and Wetpaint goodwill impairment analysis, the consolidated goodwill ending balances as of March 31, 2016 were adjusted by $3,350 at June 30, 2016. The Company also recorded an additional goodwill impairment loss of $1,678 in the Selling, general and administrative expense line and reduced the gain on the sale of the Viggle Business by $1,672 in the Consolidated Statement of Operations during the nine months ended March 31, 2016 as a result of the finalization of the December 2015 Choose Digital and Wetpaint impairment analysis. There were no other impairments of goodwill related to the Choose Digital or Wetpaint reporting units recorded during the year ended June 30, 2016.

At June 30, 2016, the Company determined that the fair value of the DDGG reporting unit was significantly below its carrying value, indicating that goodwill may be impaired. The Company determined the fair value of all long-lived assets other than goodwill and calculated the residual goodwill for the reporting unit. The residual goodwill was higher than the carrying value of goodwill related to the DDGG reporting unit, therefore the Company did not record an impairment loss for DDGG goodwill during the year ended June 30, 2016.

There were no impairments to goodwill recorded during the year ended June 30, 2015.

 Other Long-Lived Assets

The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, “Property, Plant, and Equipment” ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015, the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write off was $2,085 and is included in selling, general and administrative costs in the accompanying Consolidated Statements of Operations. There were no other impairments of long-lived assets during the year ended June 30, 2015.

At December 31, 2015, as described above, the Company determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, the Company recorded a loss of $1,331 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,418 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the three months ended December 31, 2015. There were no other impairments of long-lived assets related to the Choose Digital or Wetpaint reporting units during the year ended June 30, 2016.

At June 30, 2016, the Company determined that certain intangible assets related to the acquisition of Draftday.com were impaired. At June 30, 2016, DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated, which led to a significantly lower revenues forecast for the reporting unit. As a result, the Company determined that the intangible assets related to internally developed software, trade name and non-compete agreements were impaired. The Company recorded a loss of $749 on intangible assets related to DDGG during the year ended June 30, 2016.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amounts of $1,498 and $1,610 as of June 30, 2016 and June 30, 2015, respectively, in accordance with ASC 350-40, "Internal-use Software".  Once software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software. The change in capitalized software is due to impairment of long-term assets related to Choose Digital and Wetpaint businesses described earlier, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs.

DDGG Player Deposits

The Company maintains a separate bank account to hold player deposits in accordance with current industry regulations. The player deposits bank account represents money reserved for player withdrawals and winnings. Accordingly, the Company records an offsetting liability at the time of receipt of player deposits.

Deferred Rent

The Company currently leases office space for its corporate office, and as part of the lease agreement the landlord provided a rent abatement for the first 10 months of the lease. In 2014, the Company entered into two lease agreements for its satellite offices which provided for tenant improvement work sponsored by the landlords. The abatement and landlord sponsored improvements have been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense. The satellite office leases were terminated in Fiscal 2016. The Company wrote-off residual leasehold improvement and deferred rent balances related to landlord sponsored tenant improvement work, and recorded a write-off of $83 in the Consolidated Statements of Operations for the year ended June 30, 2016.

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

Advertising Revenue: the Company generates advertising revenue primarily from third-party advertising via real-time bidding, which is typically sold on a per impression basis.

Deferred Revenue:  deferred revenue consists principally of prepaid but unrecognized revenue.  Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Barter Revenue: barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (ASC Topic 605-20-25). Such transactions are recorded at the fair value of the advertising provided based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counter party in the barter transactions. Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services.

The Company recognized barter revenue and barter expense for the year ended June 30, 2016 of $428 and $428, respectively.
The Company recognized barter revenue and barter expense for the year ended June 30, 2015 of $437 and $437, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718").  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants issued.  Stock-based awards issued to date are comprised of both restricted stock awards (RSUs) and employee stock options.

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the years ended June 30, 2016 and June 30, 2015 was $603 and$528, respectively, including barter expense.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, "Income Taxes" ("ASC 740").  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.  The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon the Company's evaluation of the facts, circumstances and information available at the reporting date.  In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company's policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Comprehensive Loss

In accordance with ASC 220, "Comprehensive Income", the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income consists of net income (loss), accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of an unrealized loss on available for sale marketable securities.

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

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"). The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. This update focuses on clarifying the following two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.

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

In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standard Update No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). This standard requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 (July 1, 2017 for the Company). The Company does not believe that the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

4. Segments

Historically, the Company had one operating segment. However, in connection with the sale of the Viggle rewards business (discontinued operations) to Perk in February 2016, which represents a significant portion of the Company's assets and revenues, the Company's remaining operations were divided into three operating segments. These segments offer different products and services are separately reviewed in internal management reports, and managed separately.

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

Information regarding the results of each reportable segment is included below. Performance is measured based on unit profit after tax, as included in the internal management reports that are reviewed by the Chief Operating Decision Maker, who is the Company's Chief Executive Officer. Business unit profit is used to measure performance as management believes that such information is the most relevant in evaluating the success of each business and determining the going forward strategy for the Company as a whole.

Information about reportable segments:

	For The Year Ended June 30,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	$1,533	$3,454	$664	$848	$528	$—	$2,725	$4,302
Inter-segment revenues (1)	—	—	1,285	855	—	—	1,285	855

Net loss, net of income taxes (2)	(27,560)	(8,747)	(7,621)	(6,744)	(5,194)	—	(40,375)	(15,491)

Notes:
(1) In September 2014, the Choose Digital business began providing digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost in this schedule and in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.

Reconciliation of revenues attributable to reportable segments to consolidated revenues from continuing operations:

In thousands of U.S. dollars	Year Ended June 30, 2016	Year Ended June 30, 2015

Revenues attributable to reportable segments	$4,010	$5,157
Licensing revenues related to SFX licensing agreement	499	507
Other revenues	—	10
Revenues per Consolidated Statements of Operations	$4,509	$5,674

Reconciliation of net loss for reportable segments, net of income taxes to consolidated net loss from continuing operations, net of income taxes:

In thousands of U.S. dollars	Year Ended June 30, 2016	Year Ended June 30, 2015

Net loss for reportable segments, net of income taxes	$(40,375)	$(15,491)
Other net loss	(72)	(659)
	(40,447)	(16,150)

Stock compensation related to corporate financing activities (1)	(11,017)	(21,141)
Corporate expenses, net allocated to discontinued operations (2)	(1,915)	(3,262)
Interest expense, net (3)	(3,788)	(2,050)
Loss on contingent consideration (4)	—	(2,222)
Corporate financing expenses	—	(702)
Consolidated net loss from continuing operations, net of tax	$(57,167)	$(45,527)
Notes:
(1) Stock compensation expense related to RSUs, options and warrants issued in connection with financing activities. Expenses related to financing activities are considered to be corporate expenses and are not allocated to reportable segments.

(2) Certain corporate expenses were allocated to the Viggle business, however such expenses are not classified as discontinued operations because they are fixed and are not affected by the sales transaction.

(3) Interest expense related to corporate debt instruments is not allocated to reportable segments.
(4) Contingent consideration loss related to Choose Digital (see Note 6, Acquisitions).

Total assets for reportable segments:

	June 30,
	Wetpaint		Choose Digital		DDGG		Total
In thousands of U.S. dollars	2016	2015	2016	2015	2016	2015	2016	2015
Total assets for reportable segments	$8,495	$35,272	$5,416	$10,587	$3,740	$—	$17,651	$45,859

Reconciliation of assets attributable to reportable segments to consolidated assets of continuing operations:

In thousands of U.S. dollars	June 30, 2016	June 30, 2015

Total assets for reportable segments	$17,651	$45,859
Other assets (1)	5,349	8,723
Total consolidated assets, net of current and non-current assets of discontinued operations	$23,000	$54,582
Notes:
(1) Corporate assets that are not specifically related to any of the reporting units.

The Company continues to support the cash needs and operations of DDGG. As of June 30, 2016 the Company has transferred $857 to the DDGG subsidiary. A portion of these transfers, or $500, was funded as part of the purchase price commitment. The remaining transfers are part of the subscription agreement entered into with DDGG on May 12, 2016 (see Note 6, Acquisitions).

5. Discontinued Operations

On February 8, 2016, the Company completed the sale of assets related to the Company’s rewards business, including the Viggle App, in accordance with the Perk Agreement entered into on December 13, 2015. Management entered into this binding sales agreement following a strategic decision to divest the operations related to the Viggle App and place greater focus on its remaining businesses. The Company has classified the Viggle assets, liabilities and operations as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. In accordance with ASC No. 205, Presentation of Financial Statements, the inter-segment revenues and expenses related to services provided by Choose Digital to the Viggle rewards business (discontinued operations) are presented at cost in the Consolidated Statements of Operations.

On December 13, 2015, the Company entered into the Perk Agreement. Perk’s shares are currently traded on the Toronto Stock Exchange. On February 8, 2016, pursuant to the Perk Agreement, the Company completed the sale of the assets related to the Company’s rewards business, including the Viggle App, to Perk. The total consideration received, net of transaction fees, was approximately $5,110, and consisted of the following:

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

•
a warrant entitling the Company to purchase 1,000,000 shares of Perk common stock at a strike price of CDN $6.25 per share in the event the volume weighted average price (“VWAP”) of shares of Perk common stock is greater than or equal to CDN $18.75 for 20 consecutive trading days in the two year period following the closing of the transaction;

•	Perk assumed certain liabilities of the Company, consisting of the Viggle points liability.

At the time the Company entered into the Perk Agreement, Perk provided the Company with a $1,000 secured line of credit, which the Company fully drew down. The Company had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by 130,000. The Company exercised this option and received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

Escrow

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing the Company's indemnification obligations under the Perk Agreement.

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. The escrowed shares were released as part of this transaction.

The Company recognized a gain of $1,060 on this transaction, net of transaction fees.

Additionally, after the closing, the Company delivered 357,032 of the Initial Perk Shares to Gracenote, Inc. and Tribune Media Services, Inc., former providers of technology services of the Company, as per the Settlement and Transfer Agreement dated February 5, 2016, to satisfy an obligation. The Company recognized a gain of $593 in the consolidated statements of operations for the year ended June 30, 2016.

Results of operations classified as discontinued operations:

In thousands of U.S. dollars	Year Ended June 30, 2016	Year Ended June 30, 2015

Revenues	$5,321	$19,852
Cost of watch points and engagement points	(3,416)	(9,574)
Selling, general and administrative expenses	(12,553)	(43,203)
Operating loss	(10,648)	(32,925)

Other expense:
Other income, net	4,169	—
Total other expense, net	4,169	—

Net loss before provision for income taxes	(6,479)	(32,925)

Income tax expense	(43)	(87)

Net loss from discontinued operations, net of tax	$(6,522)	$(33,012)

Cash flows used in discontinued operations:

In thousands of U.S. dollars	Year Ended June 30, 2016	Year Ended June 30, 2015
Net cash used in operating activities	$(15,998)	$(17,984)
Net cash used in investing activities	—	(843)
Net cash used in discontinued operations	$(15,998)	$(18,827)

Current assets and Non-current assets used in discontinued operations:

In thousands of U.S. dollars	June 30, 2016	June 30, 2015

Current assets:
Accounts receivable, net	$39	$3,281
Prepaid expenses	—	150
Current assets of discontinued operations	$39	$3,431

Non-current assets:
Property and equipment, net	$—	$114
Intangible assets, net	—	2,630
Goodwill	—	11,111
Other assets	—	40
Non-current assets of discontinued operations	$—	$13,895

Current liabilities and Non-current liabilities used in discontinued operations:

In thousands of U.S. dollars	June 30, 2016	June 30, 2015

Current liabilities:
Accounts payable and accrued expenses	$2,634	$4,249
Reward points payable	—	9,029
Current portion of loan payable	217	—
Current liabilities of discontinued operations	$2,851	$13,278

Non-current liabilities:
Other long-term liabilities	$—	$538
Non-current liabilities of discontinued operations	$—	$538

6.  Acquisitions

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital, a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.

In connection with the acquisition, all outstanding shares of Choose Digital, the Company was required to make a contingent payment, which was due within five business day after June 24, 2015, of $4,792. Such amount was accrued in the accompanying Consolidated Balance Sheets as of June 30, 2015. On June 24, 2015, the Company determined that the maximum amount of contingent consideration of $4,792 should be recorded. As such, the Company adjusted the original estimate of contingent consideration of $2,570 to $4,792. The increase of $2,222 is recorded as an expense and included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $170 of interest and $82 of legal fee charges. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016.

On May 12, 2016, the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754. The Forbearance Agreement now provides that the Company will make a payment of approximately $300 by May 18, 2016, and thereafter, the Company will make monthly payments of $100, plus interest at a rate of 9% per annum, until the remaining amount is paid in full. In addition, the Company agreed to pledge 100,000 shares of common stock it holds in Perk.com, Inc. as collateral for these obligations. Finally, the Company agreed if it consummates a sale of a substantial part of its assets or a public equity offering, the Company will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. The Company also delivered an amended confession of judgment that it had previously delivered to AmossyKlein, which will be held in escrow by AmossyKlein's counsel in the event the Company does not make installment payments as set forth in the amended Forbearance Agreement. At June 30, 2016, the Company was in compliance with the agreed upon payment plan.

In addition, at June 30, 2015, due to a shift in business operations and utilization of resources during the fourth quarter of 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital no longer had value (see Note 3, Summary of Significant Accounting Policies). At December 31, 2015, the Company further determined that certain intangible assets and goodwill related to the acquisition of Choose digital were impaired (see Note 3, Summary of Significant Accounting Policies).

DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DDGG entered into an Asset Purchase Agreement with MGT Capital and MGT Sports, pursuant to which the Company acquired all of the assets of the DraftDay Business from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following:

(a) 63,647 shares of the Company’s common stock, par value $0.001 per share, (b) a promissory note in the amount of $234, which will be due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional management services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share.

In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 4,232 shares of its common stock, (b) a promissory note in the amount of $16 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 7,500 shares of the Company's common stock and (ii) a warrant to purchase 150 shares of DDGG common stock at $400 per share.

Accordingly, the Company issued a total of 67,879 shares of common stock in connection with the acquisition of the DraftDay Business.

The Company contributed the assets of the DraftDay Business to DDGG and received 11,250 shares of DDGG common stock.

The Asset Purchase Agreement contains customary representations, warranties and covenants of MGT Capital and MGT Sports. In addition, on September 8, 2015, DDGG entered into an agreement with Sportech Racing, LLC (“Sportech”) pursuant to which Sportech agreed to provide certain management services to DDGG in exchange for 9,000 shares of DDGG common stock ("Sportech MSA"). As a result of the transactions described above, the Company owns a total of 11,250 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000 shares of DDGG common stock, MGT Sports owns 2,550 shares of DDGG common stock and an additional third party owns 150 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 and an additional third party holds a warrant to purchase 350 shares of DDGG common stock at $400 per share.   On September 8, 2015, the various stockholders of DDGG entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement provides that all stockholders will vote their shares of DDGG common stock for a Board comprised of three members, two of which will be designated by the Company and one of which will be designated by Sportech.  Mr. Sillerman will serve as the Chairman of DDGG. The Stockholders Agreement also provides customary rights of first refusal for the various stockholders, as well as customary co-sale, drag along and preemptive rights.

As a result of the transactions described herein, the Company issued promissory notes in the aggregate principal amount of $250 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000 due March 8, 2016.  All such notes bear interest at a rate of 5% per annum.  The Company was not able to make the $2,000 in payments at the due date and on March 24, 2016 converted $825 of the promissory notes to common stock and $110 of the promissory notes to a Series D Preferred Stock (see Note 11, Stockholders' (Deficit) Equity). On April 13, 2016, MGT converted all 110 shares of the Company's Series D Preferred Stock into shares of common stock of the Company. Accordingly, the Company issued 18,332 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Preferred Stock outstanding. On June 14, 2016, the Company entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940 remaining due under the MGT Note. Under the Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11 in cash representing accrued interest and (b) 132,092 shares of our common stock, subject to certain adjustments. Issuance of the shares is conditioned upon approval of the Company’s shareholders and approval of its listing of additional shares application with NASDAQ. On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of $16.

On December 28, 2015, DDGG's Board of Directors effectuated a 1-for-1,000 reverse stock split (the “1-for-1,000 Reverse Split”). Under the terms of the 1-for-1,000 Reverse Split, each share of DDGG's common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one-thousandth of one share of common stock, without any action by the stockholders. Fractional shares were cashed out.

On May 12, 2016, the Company entered into a subscription agreement with DDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred a total of $502 to the DDGG subsidiary since the date of acquisition and through the date of the filing of these financial statements.
Kuusamo Warrants

In exchange for releasing certain liens and encumbrances with respect to DDGG, the Company issued promissory notes to Kuusamo Capital Ltd. ("Kuusamo Promissory Notes") in the principal amount of $16  due and paid on September 29, 2015 and in the aggregate principal amount of $125 due March 8, 2016.   All such notes bear interest at a rate of 5% per annum.  The Company was not able to make the $125 payment at the due date. On April 25, 2016, the Company also entered into an exchange agreement with Kuusamo Capital Ltd. (“Kuusamo"), pursuant to which the Company issued 10,394 shares of its common stock to Kuusamo in exchange for a reduction of $71 in principal amount of a promissory note the Company owed to Kuusamo.

The outstanding balance of the Kuusamo Promissory Notes was $54 at June 30, 2016.  The Company recorded $5 in interest expense for the year ended June 30, 2016.

Sportech MSA Termination

On April 12, 2016, DDGG entered into an amendment to the transitional management services agreement pursuant to which the DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated effective June 30, 2016. Sportech paid a $75 termination fee, to provide transitional services for 45 days, and has agreed to revert 4,200 shares of DDGG stock back to the Company on August 15, 2016. The Company had previously recorded the value of the services provided by Sportech under the Sportech MSA to prepaid assets, to be recognized as a professional services expense in the Consolidated Statements of Operations over the term of the agreement. Due to the termination of the agreement, the Company reduced prepaid assets and non-controlling interest accounts for the value of the returned 4,200 shares of DDGG stock, and expensed the remaining value of the Sportech services, except for 45 days of transitional services. The value of returned DDGG shares was determined by a third-party valuation firm as of June 30, 2016 using Level 3 inputs. The termination of the Sportech MSA will require DDGG to begin performing certain functions on its own.

DDGG Intangibles and Goodwill Impairment

As noted above, at June 30, 2016, the Sportech MSA terminated, which led to a significantly lower revenues forecast for the reporting unit. As a result, the Company determined that intangible assets related to internally developed software, trade name and non-compete agreements were impaired as of June 30, 2016. The Company recorded a loss of $749 on intangible assets related to DDGG during the year ended June 30, 2016. There was no impairment of goodwill (see Note 3, Summary of Significant Accounting Policies).

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations". Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of the DraftDay Business have been measured based on various estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. In the quarter ended June 30, 2015, the Company completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer lists, technology, trade name and non-competition agreements. Therefore, the Company finalized its allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. These valuations were conducted using Level 3 inputs as described in ASC 820, Fair Value Measurements and Disclosures, that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

A summary of the fair value of consideration transferred for this acquisition and the fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of Viggle common stock on closing market price at issuance	$1,760
Notes issued to sellers	2,250
Total consideration transferred	4,010

Purchase allocation:
Goodwill	1,591
Intangible assets	3,012
Other Assets	799
Total liabilities	(1,392)
$4,010

The operations of this acquisition are not material, and thus, pro forma disclosures are not presented.

7.  Property and Equipment

Property and Equipment consists of the following:

Description	June 30, 2016	June 30, 2015

Leasehold Improvements	$2,261	$2,886
Furniture and Fixtures	588	588
Computer Equipment	456	458
Software	164	5
Total	3,469	3,937
Accumulated Depreciation and Amortization	(2,055)	(1,603)
Property and Equipment, net	$1,414	$2,334

Depreciation and amortization charges included in Selling, general and administrative expenses for the years ended June 30, 2016 and 2015 amounted to $512 and $656, respectively.

8.  Intangible Assets and Goodwill

Intangible assets consist of the following:

		June 30, 2016			June 30, 2015

	Amortization		Accumulated	Carrying		Accumulated	Carrying
Description	Period	Amount	Amortization	Value	Amount	Amortization	Value
Wetpaint technology	60 months	$4,952	$(3,276)	$1,676	$10,600	$(2,336)	$8,264
Wetpaint trademarks	276 months	1,453	(415)	1,038	5,800	(296)	5,504
Wetpaint customer relationships	60 months	917	(827)	90	2,000	(617)	1,383
Wetpaint non-compete agreements	36 months	—	—	—	609	(313)	296
Choose Digital licenses	60 months	829	(559)	270	1,740	(355)	1,385
Choose Digital software	60 months	627	(212)	415	550	(112)	438
DraftDay tradename	84 months	180	(38)	142	—	—	—
Draftday non-compete agreements	6 months	30	(30)	—	—	—	—
DraftDay internally generated capitalized software	60 months	1,498	(303)	1,195	—	—	—
DraftDay customer relationships	24 months	556	(351)	205	—	—	—
Internally generated capitalized software	36 months	—	—	—	1,610	(515)	1,095
Other	various	326	(18)	308	326	(8)	318

Total		$11,368	$(6,029)	$5,339	$23,235	$(4,552)	$18,683

See Note 3, Summary of Significant Accounting Policies, for a discussion of the write-downs recorded with respect to intangible assets related to the Wetpaint and Choose Digital businesses in the quarter ended December 31, 2015 and to the DraftDay business in the quarter ended June 30, 2016. The changes in the gross amounts and useful lives of intangibles related to the Wetpaint, Choose Digital and DraftDay businesses, and to internally generated capitalized software, are a result of these write-downs during the three months ended December 31, 2015 and June, 30, 2016, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs. See Note 6, Acquisitions, for a detailed description of DraftDay assets and liabilities purchased and their fair values on the date of the acquisition.

Amortization of intangible assets included in selling, general and administrative expenses for the years ended June 30, 2016 and 2015 amounted to $1,227 and $3,497, respectively.  Future annual amortization expense expected is as follows:

Years Ending June 30	Amount
2017	$1,194
2018	966
2019	919
2020	919
2021	670

The activity in the goodwill balance consists of the following:

Description	Amount
Balance at June 30, 2015	$24,722
Acquisition of DDGG	1,591
Wetpaint impairment loss	(10,708)
Choose Digital impairment loss	(4,335)
Balance at June 30, 2016	$11,270

9. Loans Payable

		Total	Outstanding Balances
Facility Name	Maturity Date	Facility Amount	June 30, 2016	June 30, 2015

Term Loan Agreement ("DB Line")	Retired	$15,000	$—	$—
Line of Credit Promissory Note (the "Note")	10/24/2017	20,000	19,716	19,516
Unsecured Demand Loans (the "Loans")	On Demand	—	—	1,575
Line of Credit Grid Note (the "Grid Note")	12/31/2016	10,000	4,563	3,000
Secured Line of Credit (the "Secured Revolving Loan I")	12/31/2016	1,500	1,500	—
Secured Line of Credit (the "Secured Revolving Line of Credit")	12/31/2016	500	500	—
Secured Revolving Loan (the "Secured Revolving Loan")	12/31/2016	500	500	—
Secured Revolving Loan II (the "Secured Revolving Loan II")	12/31/2016	500	500	—
Secured Revolving Loan III (the "Secured Revolving Revolving Loan III")	12/31/2016	1,200	135	—
Convertible Promissory Note (the "RI Convertible Note")	12/31/2016	300	300	—
MGT Promissory Notes (the "MGT Promissory Notes")	7/31/2016	2,109	943	—
Kuusamo Promissory Notes (the "Kuusamo Promissory Notes")	3/8/2016	141	55	—
Total Loans Payable			$28,712	$24,091

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

Repayment of the DB Line was guaranteed by Mr. Sillerman.  In consideration for the guarantee, Mr. Sillerman's designee, Sillerman Investment Company II LLC ("SIC II"), which was the lender under the Amended and Restated $25,000 Line of Credit described below, received a warrant for 6,250 shares of common stock of Viggle, which may be exercised at any time within 60 months of the issuance date at $1,600 a share, (subject to adjustment in the event of stock splits and combination, reclassification, merger or consolidation)(the “Guarantee Warrant”). The Guarantee Warrant contains a piggyback registration right with respect to the underlying common stock which may be issued if it is exercised.  The Guarantee Warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

The Company used the proceeds from the DB Line to fund working capital requirements and for general corporate purposes.

Interest expense on the DB Line for the year ended June 30, 2015 was $185.

Line of Credit Promissory Note

On October 24, 2014, the Company and Sillerman Investment Company III LLC ("SIC III"), a company affiliated with Mr. Sillerman entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company (see Note 11, Stockholders' (Deficit) Equity, for a discussion of the remaining $10,000 of the Securities Purchase Agreement). The Company also agreed to issue to SIC III warrants to purchase 50,000 shares of the Company’s common stock. The Company issued warrants to purchase 2,500 shares of the Company’s common stock for every $1,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of June 30, 2015, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at June 30, 2016, was $19,716 which includes accretion of the discount of $316 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued SIC III warrants to purchase 11,250 shares of the Company’s common stock. These warrants have an exercise price of $70.20, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500 under the Note, the Company issued SIC III warrants to purchase 38,750 shares of the Company's common stock. These warrants have an exercise price of $72.60, representing a price equal to 10% above the closing price of the Company's common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance. Stock compensation expense related to the issuances of warrants to SIC III was $2,049 during the year ended June 30, 2015.

The Note is not convertible into equity securities of the Company as of June 30, 2016 (see Note 16, Subsequent Events).

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

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into a Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement (see Note 16, Subsequent Events).

Interest expense on the Note was $2,440 and $1,391 for the years ended June 30, 2016 and 2015.

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

As discussed in Note 11, Stockholders' (Deficit) Equity, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. On July 1, 2015, the Company repaid the remaining $1,575 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at June 30, 2016 and 2015 is $0 and $1,575, respectively.

Interest expense on the Loans was $1 and $306 for the years ended June 30, 2016 and 2015, respectively.

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

On July 1, 2015, the Company repaid $1,425 of the Grid Note.

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 437,500 shares of the Company’s common stock at a price of $9.40 per share. Accordingly, the aggregate purchase price for such shares was $4,112.

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

Interest expense on the Grid Note for the years ended June 30, 2016 and 2015 was $574 and $10, respectively.

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

The Company entered into a Security Agreement with SIC IV, pursuant to which the Company pledged its assets in connection with such security interest.

On July 8, 2016, SIC III, SIC IV and SIC VI, entered into an exchange agreement (the “Exchange Agreement”) relating to the exchange of debt and shares of the Series C Preferred stock of the Company for common stock of the Company under certain conditions. Issuance of the shares is conditioned upon approval of the Company’s shareholders, the closing of an offering of the Company’s common stock in the amount of at least $10,000, approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock, so long as the Company received a valuation that the exchange price reflects fair value. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017.

On July 18, 2016, SIC III, SIC IV and SIC VI entered into an amended exchange agreement (the “Amended Exchange Agreement”) relating to the exchange of debt and shares of the Series C Preferred stock of the Company for common stock of the Company under certain conditions. The Amended Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000 of the outstanding principal balance of the Grid Note and the Company shall be entitled to draw up to an additional $5,000 (see Note 16, Subsequent Events).
This debt has been converted to Preferred C Shares in accordance with the Note Exchange Agreement described above, except for the $900 of debt that remains outstanding under the SIC IV Note that will remain subject to the Exchange Agreement (see Note 16, Subsequent Events).

Secured Revolving Loans and Lines of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a Secured Revolving Loan agreement (the “Secured Revolving Loan I”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500 has been advanced thereunder.  Interest expense on the Secured Revolving Loan I was $71 for the year ended June 30, 2016.

The Company and its subsidiaries wetpaint.com, inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum.

$500 had been advanced thereunder.  Interest expense on the Secured Revolving Line of Credit was $12 for the year ended June 30, 2016.

On April 29, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan"), pursuant to which the Company can borrow up to $500. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500 had been advanced thereunder.  Interest expense on the Secured Revolving Loan was $9 for the year ended June 30, 2016.

On May 16, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan II"), pursuant to which the Company can borrow up to $500. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500 had been advanced thereunder. Interest expense on the Secured Revolving Loan II was $6 for the year ended June 30, 2016.

On June 27, 2016, SIC VI entered into a secured revolving loan agreement (the “Secured Revolving Loan III”) with the Company and its subsidiaries, pursuant to which the Company can borrow up to $1,200. The Secured Revolving Loan III bears interest at the rate of 12% per annum and matures on December 31, 2016, barring any events of default or a change of control of the Company. At June 30, 2016, $135 had been advanced thereunder.
This debt has been converted to Preferred C Shares in accordance with the Note Exchange Agreement described above.

Related Approvals

Because each of the above loan payable transactions (other than the DB Line) referred to in the foregoing sections involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Loan from Perk

During the year ended June 30, 2016, Perk made two advances to the Company as follows:

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

Therefore, the outstanding balance of the loan from Perk was $0 at June 30, 2016. No interest expense was recorded by the Company for the year ended June 30, 2016.

In connection with the Perk Credit Agreement, the Company also entered into a Security Agreement, pursuant to which the Company provided Perk with a security interest in its assets to secure repayment of amounts outstanding under the Perk Credit Agreement. As the amounts payable under the Perk Credit Agreement have now been settled in full, the Security Agreement has been terminated.

Promissory Notes

In accordance with the Assets Purchase Agreement to purchase the DraftDay Business (see Note 6, Acquisitions), the Company issued promissory notes to MGT Capital ("MGT Promissory Notes") in the principal amount of $234 due and paid on September 29, 2015 and in the aggregate principal amount of $1,875 due March 8, 2016.  All such notes bear interest at a rate of 5% per annum.  The Company was not able to make the $1,875 payment at the due date and on March 24, 2016 converted $824 of the promissory notes to common stock and $110 of the promissory notes to a Series D Preferred Stock (see Note 11, Stockholders' (Deficit) Equity). On April 13, 2016, MGT converted all 110 shares of the Company's Series D Preferred Stock into shares of common stock of the Company. Accordingly, the Company issued 18,332 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Preferred Stock outstanding.

On June 14, 2016, the Company entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940 remaining due under the MGT Note (see Note 6, Acquisitions). Under the Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11 in cash representing accrued interest and (b) 132,092 shares of Company common stock, subject to certain adjustments. Issuance of the shares is conditioned upon approval of the Company’s shareholders and approval of its Listing of Additional Shares application with NASDAQ. Therefore, the outstanding balance of the MGT Promissory Notes was $943 at June 30, 2016. The Company recorded interest expense of $65 for the year ended June 30, 2016. On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of $16.

In exchange for releasing certain liens and encumbrances with respect to the DraftDay Business (see Note 6, Acquisitions), the Company issued promissory notes to Kuusamo Capital Ltd. in the principal amount of $16 due and paid on September 29, 2015 and in the aggregate principal amount of $125 due March 8, 2016.  All such notes bear interest at a rate of 5% per annum. The Company was not able to make the $125 payment at the due date.  On April 25, 2016, the Company entered into an exchange agreement with Kuusamo Capital Ltd. (“Kuusamo"), pursuant to which the Company issued 10,394 shares of its common stock to Kuusamo in exchange for a reduction of $71 in principal amount of a promissory note the Company owed to Kuusamo.

Thereafter, the outstanding balance of the Kuusamo Promissory Notes was $55 at June 30, 2016. The Company recorded interest expense of $5 for the year ended June 30, 2016.

Accounts Payable Settlements

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218 owed by the Company to Photon. The Company settled this matter on May 12, 2016 in part by issuing a Note in the amount of $110, payable in six months.

On April 7, 2016, the Company issued a note in the amount of $56 to Simulmedia, Inc., a former vendor of the Company, as partial settlement of the outstanding balance due to Simulmedia, Inc. for services provided.

Pandera Systems, LLC (“Pandera”), which formerly provided analytics development services to the Company, filed suit on March 11, 2016 against the Company to demand collection of amounts due for such services. The Company settled this matter on April 12, 2016, in part by issuing a note in the amount of $50.

On April 25, 2016, Carpathia Hosting, LLC (“Carpathia”), which formerly provided hosting services to the Company, filed suit in the Eastern District of Virginia to demand collection of $658 due. The Company settled this matter on June 29, 2016. The
Company recorded a gain of $505 for the year ended June 30, 2016.

On June 24, 2016, the Company entered into a settlement agreement with Pandora. As a result, the Company recorded a gain of $222 in the Consolidated Statements of Operations for the year ended June 30, 2016.

Interest expense on these notes issued in connection with settlements with vendors was $2 for the year ended June 30, 2016.

Convertible Promissory Note
On June 27, 2016, the Company entered into a Convertible Promissory Note with Reaz Islam ("Islam"), an advisor to Sillerman, pursuant to which Islam loaned the Company $300 (the “RI Convertible Note”). The RI Convertible Note bears interest at a rate of 12% and matures on December 31, 2016. Islam has the right to convert the RI Convertible Note into shares of common stock of the Company at the same time and on the same terms as Sillerman can convert debt held by Sillerman into shares of the Company’s common stock. The RI Convertible Note is subordinate to any note held by Sillerman. As of June 30, 2016, there was $300 outstanding under the RI Convertible Note. Interest expense on the RI Convertible Note was $2 for the year ended June 30, 2016. The fair value of the conversion feature of the RI Convertible Note is nominal but will be marked to market at its fair value in future periods until the debt is repaid or converted to shares of the Company's common stock.
10. Commitments and Contingencies

Operating Leases

The Company maintains operating leases for its corporate office and several satellite offices. There are no capital leases. Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term. Total rent expense for continuing operations, net of sublease income, for the Company under operating leases recorded for the years ended June 30, 2016 and 2015 was $361 and $610, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows (amounts are shown net of contractual sublease income):

Years Ending June 30,	Amount
2017	$466
2018	490
2019	688
2020	729
2021	749
Thereafter	640
Total	$3,762

Litigation

The Company delivered 357,032 of the Initial Perk Shares to Gracenote, Inc. and Tribune Media Services, Inc., former providers of technology services of the Company, as per the Settlement and Transfer Agreement dated February 5, 2016, to satisfy an obligation. The Company recognized a gain of $593 in the consolidated statements of operations for the year ended June 30, 2016.

CFGI, LLC, a former provider of consulting services of the Company, served the Company with a lawsuit to collect approximately $200 owed by the Company to CFGI, LLC on September 9, 2016. There is a dispute regarding the services rendered by CFGI, LLC and the Company is attempting to settle the matter. There was no impact on the consolidated financial statements for the year ended June 30, 2016.

Creditors Adjustment Bureau, Inc., a collection agency in California, has filed suit in Santa Clara County Superior Court (California) to collect an $84 debt assigned to it by Gigya Inc. The Company is attempting to settle the matter.
A Complaint (Index #654984/2016) was filed by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The Complaint, which names the Company, each of its current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate. The Company accepted service on October 4, 2016, and has agreed to respond by November 14, 2016. The Company believes that this claim is without merit.
The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of the Company's outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

11. Stockholders’ (Deficit) Equity

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

•	Each share of Series A Convertible Redeemable Preferred Stock was convertible, at the option of the holders, into shares of Company common stock at a conversion price of $23.00.

•
The Company could redeem any or all of the outstanding Series A Convertible Redeemable Preferred Stock at any time at the then current Stated Value, subject to a redemption premium of (i) 8% if redeemed prior to the one year anniversary of the initial issuance date; (ii) 6% if redeemed on or after the one year anniversary of the initial issuance date and prior to the two year anniversary of the initial issuance date; (iii) 4% if redeemed on or after the two year anniversary of the initial issuance date and prior to the three year anniversary of the initial issuance date; (iv) 2% if redeemed on or after the three year anniversary of the initial issuance date and prior to the 42 months anniversary of the initial issuance date; and (v) 0% if redeemed on or after the 42 months anniversary of the initial issuance date. However, no premium was due on the use of up to 33% of proceeds of a public offering of common stock at a price of $80.00 or more per share.

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

At June 30, 2016 and 2015, there were no shares of Series A Convertible Redeemable Preferred Stock outstanding.
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

•
The shares of Series B Convertible Preferred Stock were convertible, at the option of the holders, into shares of Company common stock at a conversion price of $23.00. The shares of Series B Convertible Preferred Stock could only be converted from and after the earlier of either of: (x) the first trading day immediately following (i) the closing sale price of the Company's common stock being equal to or greater than $33.40 per share (as adjusted for stock dividends, stock splits, stock combinations and other similar transactions occurring with respect to the Company's common stock from and after the initial issuance date) for a period of five consecutive trading days following the initial issuance date and (ii) the average daily trading volume of the Company's common stock (as reported on Bloomberg) on the principal securities exchange or trading market where the Company's common stock is listed or traded during the measuring period equaling or exceeding 1,250 shares of Company's common stock per trading day (the conditions set forth in the immediately preceding clauses (i) and (ii) are referred to herein as the “Trading Price Conditions”) or (y) immediately prior to the consummation of a “fundamental transaction”, regardless of whether the Trading Price Conditions have been satisfied prior to such time. A “fundamental transaction” is defined as (i) a sale of all or substantially all of the assets of the Company, (ii) a sale of at least 90%of the shares of capital stock of the Company or (iii) a merger, consolidation or other business combination as a result of which the holders of capital stock of the Company prior to such merger, consolidation or other business combination (as the case may be) hold in the aggregate less than 50% of the Voting Stock of the surviving entity immediately following the consummation of such merger, consolidation or other business combination (as the case may be), in each case of clauses (i), (ii) and (iii), the Board determined that the aggregate implied value of the Company's capital stock in such transaction was equal to or greater than $125,000.

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

At June 30, 2016 and 2015, there were no shares of Series B Convertible Preferred Stock outstanding.

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

•
Each share of Series C Convertible Redeemable Preferred Stock is convertible, at the option of the holders, on the basis of its stated value and accrued, but unpaid dividends, into shares of Company common stock at a conversion price of $80.00 per common stock share.

•
The Company may redeem any or all of the outstanding Series C Convertible Redeemable Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of $100.00 or more per share.

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

The Series C Convertible Redeemable Preferred Stock is not classified as a component of stockholders' (deficit) equity in the accompanying consolidated balance sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recorded as an addition within the Series C Convertible Preferred Stock account in the amount of $1,156 for the year ended June 30, 2016, and $468 for the year ended June 30, 2015.

On August 22, 2016, the Company amended the terms of the Series C Preferred Stock. The amendment provided that the Series C Preferred Stock is no longer convertible into common stock by its terms (though the Series C Preferred Stock held by Mr. Sillerman remains subject to the Exchange Agreement described in this section) and is no longer redeemable by holder five years after issuance. See Note 16, Subsequent Events.

Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement discussed in Note 7, Loans Payable, SIC III acquired a total of 10,000 Shares of Series C Convertible Redeemable Preferred Stock for $10,000 as described below. The Company also agreed to issue to SIC III warrants to purchase a total of 25,000 shares of the Company’s common stock. The Company issued warrants to purchase 2,500 shares of the Company’s common stock for every $1,000 of purchase price paid for the shares. The exercise price of the warrants was 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

On November 25, 2014, SIC III purchased 3,000 shares of Series C Convertible Redeemable Preferred Stock for $3,000. The shares of Series C Convertible Redeemable Preferred Stock were recorded in the accompanying consolidated balance sheet at its fair value as of the date of the purchase of November 25, 2014. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 7,500 shares of the Company's common stock at an exercise price of $59.60, which was 10% above the closing price of the Company's shares on the date prior to issuance.

On March 16, 2015, SIC III purchased 7,000 additional shares of Series C Convertible Redeemable Preferred Stock for $7,000. The shares of Series C Convertible Redeemable Preferred Stock were recorded in the accompanying consolidated balance sheet at its fair value as of the date of the purchase of March 16, 2015. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 17,500 shares of the Company’s common stock at an exercise price of $35.60, which was 10% above the closing price of the Company's shares on the date prior to issuance.

In connection with the Securities Purchase Agreement, the Company recorded total stock compensation expense based on the fair value of the Series C Convertible Redeemable Preferred Stock and warrants of $2,091 during the year ended June 30, 2015.

Preferred Stock Conversion
Sillerman Investment Company III, LLC (“SIC III”), an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer of the Company, owned 10,000 shares of Series C Convertible Redeemable Preferred Stock. On May 9, 2016 (the “Exchange Date”), the Company and SIC III entered into a Subscription Agreement pursuant to which SIC III subscribed for 1,129,032 shares of the Company’s common stock at a price of $6.20 per share. Accordingly, the aggregate purchase price for such shares was $7,000. The Company and SIC III agreed that SIC III would pay the purchase price for such shares by exchanging $7,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock owned by SIC III for the common stock (the “Exchange”). All conditions of the Subscription Agreement have been satisfied, and therefore 1,129,032 shares of the Company’s common stock were issued to SIC III. Mr. Sillerman and his affiliates now own more than 50% of the outstanding shares of the Company’s common stock. The Company determined that this was a fair transaction and did not recognize any stock compensation expense in relation with the conversion.

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into an Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Convertible Redeemable Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement (see Note 16, Subsequent events).
At June 30, 2016, there were 3,000 shares of Series C Convertible Redeemable Preferred Stock outstanding.
Series D Convertible Preferred Stock

On March 24, 2016, the Company created a new class of Series D Convertible Redeemable Preferred Stock (the “Series D Convertible Preferred Stock”). The Company authorized the issuance of up to 150 shares of the Series D Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series D Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series D Convertible Preferred Stock have a stated value of $1,000 per share.

•
Each share of Series D Convertible Preferred Stock is convertible, at the option of the holders, at a rate of 167 shares of common stock for one share of converted Series D Convertible Preferred Stock.

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

On April 13, 2016, MGT Sports, Inc. ("MGT") converted all 110 shares of the Company's Series D Convertible Preferred Stock it held into shares of common stock of the Company. Accordingly, the Company issued 18,332 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Convertible Preferred Stock outstanding.
Public Offerings of Common Stock

On May 28, 2015, the Company closed an underwritten public offering of 181,309 shares of its common stock at a price of $50.00 per share, resulting in approximately $8,442 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on May 12, 2015.

On June 30, 2015, the Company closed an underwritten public offering of 102,439 shares of its common stock at a price of $41.00 per share, resulting in approximately $3,878 of net proceeds. The offering was made pursuant to a registration statement previously filed with the Securities and Exchange Commission which became effective on May 12, 2015.

Private Placements of Common Stock

Subscription Agreement

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 437,500 shares of the Company’s common stock at a price of $9.40 per share. Accordingly, the aggregate purchase price for such shares was $4,112.

Non-controlling Interest

As discussed in Note 6, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own. In the year ended June 30, 2016, Sportech invested an additional $257 into the DraftDay Business in exchange for shares of Series A Preferred Stock of DDGG for $1 per share. In connection with termination of the Sportech MSA at June 30, 2016 (see Note 6, Acquisitions), Sportech returned 4,200 shares of DDGG stock. The Company reduced non-controlling interest by $378, which represents the fair value of these shares.

12. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 187,500 shares of common stock for delivery under the Plan.  Pursuant to the Plan and the employment agreements, between February 15, 2011 and June 30, 2016, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

The per share fair value of RSUs granted with service conditions was determined on the date of grant using the fair market value of the shares on that date and is recognized as an expense over the requisite service period. This information does not include RSUs granted as part of the acquisitions of Wetpaint and Choose Digital.

Description	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2015	23,313	$1,044.60
Granted	17,571	32.60
Vested	(19,138)	944.60
Forfeited and canceled	(17,704)	74.80
Nonvested at June 30, 2016	4,042	$2,740.40

Compensation expense related to restricted stock was $11,720 and $23,562 for the years ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was $59 in unrecognized share-based compensation costs related to restricted stock.

During the fourth of fiscal 2016, the Company recorded an out-of-period adjustment related to the correction of an error for fiscal 2015 that was deemed immaterial for adjustment to the fiscal 2015 financial statements. The impact of the correction to the fiscal 2015 full year results was to decrease Selling, general and administrative expenses and accrued expense by $843. The adjustment was for erroneously recorded stock compensation expense on restricted stock units issued in connection with the Choose Digital acquisition. The Company corrected the error by decreasing accumulated deficit and accrued expenses by $843 as of June 30, 2016.
Stock Options

The following table summarizes the Company's stock option activity for year ended June 30, 2016:

Description	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at July 1, 2015	59,091	$223.80	8.97	$21
Granted	11,767	6.60	—	—
Exercised	—	—	—	—
Forfeited and canceled	(24,803)	68.60	—	—
Expired	(704)	64.40	—	—
Outstanding at June 30, 2016	45,351	238.40	8.53	—
Exercisable at June 30, 2016	41,982	$253.00	8.53	$—

The Company accounts for stock options based on the fair market value on the date of grant, with the resulting expense recognized over the requisite service period.  The fair value of each option award is estimated using the Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of the Company's stock.  The risk-free interest rate is based on U.S. Treasury Notes with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  The fair value of options granted during the years ended June 30, 2016 and 2015 were estimated based on the following weighted average assumptions:

Description	Year Ended June 30, 2016	Year Ended June 30, 2015
Expected volatility	80%	80%
Risk-free interest rate	1.94%	1.82%
Expected dividend yield	—	—
Expected life (in years)	6.50	6.50
Estimated fair value per option granted	$6.60	$42.20

Compensation expense related to stock options of $147 and $1,420 is included in the accompanying Consolidated Statements of Operations in Selling, general and administrative expenses for the years ended June 30, 2016 and 2015, respectively. As of June 30,

2016, there was approximately $157 of unrecognized stock-based compensation cost related to stock options, which will generally be recognized over a four year period.

13.  Income Taxes

For the years ended June 30, 2016 and 2015, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss ("NOL") carryforward. At June 30, 2016 the Company has an NOL carryforward of $178.3 million, which will begin to expire in 2030. The Company has established a full valuation allowance against its deferred tax assets as of June 30, 2016 and 2015. Income tax expense for the years ended June 30, 2016 and 2015 was $0 and $0, respectively.
A reconciliation of the Company's statutory U.S. federal tax rate and its effective tax rate is as follows:

Description	Year Ended June 30, 2016	Year Ended June 30, 2015
Statutory U.S. federal tax rate	35.00%	35.00%
State and local income taxes - net of federal benefit	10.37%	10.37%
Valuation allowance	(45.37)%	(45.37)%

Effective tax rate	—%	—%

The components of deferred taxes as of June 30, 2016, are as follows:

Deferred tax assets:	(in thousands)
Share-based compensation	$92,824
Start-up expenditures	4,799
Other	2,043
Operating loss carryforward	79,476
Total deferred tax assets	179,142
Deferred tax liabilities:
Depreciation and amortization	(7,913)
Valuation allowance	(171,229)
Deferred tax asset, net	$—

The components of deferred taxes as of June 30, 2015, are as follows:

Deferred tax assets:	(in thousands)
Share-based compensation	$86,546
Start-up expenditures	5,236
Other	1,575
Operating loss carryforward	71,616
Total deferred tax asset	164,973
Deferred tax liabilities:
Depreciation and amortization	(6,156)
Valuation allowance	(158,817)
Deferred tax asset, net	$—

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

14.  Related Party Transactions

Shared Services Agreements

In an effort to economize on costs and be efficient in its use of resources, the Company entered into a shared services agreement with Circle Entertainment Inc. (“Circle”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its then-General Counsel and General Counsel to Circle.  The shared services agreement provides, in general, for sharing of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  The Company is responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the Chief Executive Officer or President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company's Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is the former Chairman, a Board member, and a greater than 10% stockholder of Circle and Mr. Nelson is Executive Vice President and General Counsel of Circle.  For the years ended June 30, 2016 and June 30, 2015, the Company billed Circle $14 and $27, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2016 and June 30, 2015 was $0 and $113, respectively. The Company wrote-off the accounts receivable balance of $127 in the year ended June 30, 2016, the write-off appears as a bad debt expense on the Consolidated Statements of Operations.

The parties terminated the Circle Shared Services Agreement effective as of January 1, 2016. Circle is in the process of liquidation and any claim to be made under the Circle Shared Services Agreement will survive the termination of the Circle Shared Services Agreement.
The Company also entered into a shared services agreement with SFX Entertainment Inc. ("SFX"), pursuant to which it shares costs for services provided by several of the Company's and/or SFX's employees. Such employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the Chief Executive Officer or President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The Audit Committee of each company's Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. The Company entered into an amendment (the “Amendment”) to the shared services agreement on January 22, 2015, pursuant to which the Company may provide additional services to SFX, and SFX may provide certain services to the Company. In particular, the shared services agreement provides that, in addition to services already provided, certain employees of the Company may provide human resources, content and programming, and facilities services to SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. In addition, the Amendment provides that SFX may provide certain tax services to the Company, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent.

The parties terminated the SFX Shared Services Agreement effective as of January 1, 2016. We continue to try to settle amounts remaining outstanding.
For the years ended June 30, 2016 and 2015, the Company billed SFX $188 and $978, net of amounts billed by SFX to the Company, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of June 30, 2016 and June 30, 2015 was $142 and $146, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”),

a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed that it will sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed that it will maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company will pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company will reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above), and third party ad networks will be excluded from the Sales Agreement. For the years ended June 30, 2016 and 2015, the Company was billed $424 and $471, respectively in connection with the Sales Agreement. On September 22, 2015, the parties terminated the Sales Agreement, and the Company subsequently hired 8 members of the SFX sales team as of that date.

Advertising Revenue

During the years ended June 30, 2016 and 2015, the Company provided certain advertising and related services to SFX and its subsidiaries. The total amount of net revenue was $37 and $487, respectively and such amounts were due from SFX at June 30, 2016 and 2015.

Marketing Expense

During the year ended June 30, 2015, SFX, and certain subsidiaries of SFX, provided certain marketing and related services to the Company. The total amount of marketing expense was $490 and such amount was due to SFX at June 30, 2015.

DraftDay

In October 2015 the Company entered into an agreement with DDGG to expand its rewards catalog and offer to its users the opportunity to redeem Viggle points for entry to DDGG’s fantasy sports contests. The Company agreed to pay DDGG the value of the entry fees for which points were redeemed. For the year ended June 30, 2016, $39 worth of Viggle points were redeemed for DDGG contest entry fees.
License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of ten years. The amount was deferred and is being amortized over the ten year period. For the years ended June 30, 2016 and 2015, the Company recognized $500 and $500, respectively, of revenue related to this agreement.

Lines of Credit

See Note 9, Loans Payable, for a description of certain loans which have been provided by related parties. In addition, see Note 16, Subsequent Events, for additional discussion of certain related party transactions.

As described in Note 9, Loans Payable, on December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 437,500 shares of the Company’s common stock at a price of $9.40 per share. Accordingly, the aggregate purchase price for such shares was $4,112. The Company and SIC IV agreed that SIC IV would pay the purchase price for such shares by reducing the amounts outstanding under the Line of Credit. As of December 3, 2015, there was $8,675 in outstanding principal amount under the Line of Credit. Accordingly, the principal amount of the Line of Credit was therefore reduced to $4,563.

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, Wetpaint and Choose Digital (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500 has been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction.

$500 Line of Credit

The Company and its subsidiaries entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum. In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At June 30, 2016, $500 had been advanced thereunder.

Preferred Stock Conversion
Sillerman Investment Company III, LLC (“SIC III”), an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer of the Company, owned 10,000 shares of Series C Convertible Redeemable Preferred Stock. On May 9, 2016 (the “Exchange Date”), the Company and SIC III entered into a Subscription Agreement pursuant to which SIC III subscribed for 1,129,032 shares of the Company’s common stock at a price of $6.20 per share. Accordingly, the aggregate purchase price for such shares was $7,000. The Company and SIC III agreed that SIC III would pay the purchase price for such shares by exchanging 7,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock owned by SIC III for the common stock (the “Exchange”). All conditions of the Subscription Agreement have been satisfied, and therefore 1,129 shares of the Company’s common stock were issued to SIC III. Mr. Sillerman and his affiliates now own more than 50% of the outstanding shares of the Company’s common stock. The Company determined that this was a fair transaction and did not recognize any stock compensation expense in relation with the conversion.

Related Approvals

Because the above transactions were subject to certain rules regarding “affiliate” transactions, the Company's Audit Committee and a majority of the independent members of the Company's Board of Directors approved each of these transactions.

15. Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820").  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The three levels of fair value hierarchy are described below:

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

The Company issued 1,068 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $8,800 and is exercisable into 1 share of common stock at a price of $12,800 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges the exercise price of the Warrants was reset to $1,840 on September 16, 2013. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10. The fair value of the warrants when issued was $5,281 and was $443 as of June 30, 2013. 341 warrants were exchanged on September 16, 2013. The remaining 727 warrants were marked to market as of June 30, 2016 and 2015 to a fair value of $10 and $10, respectively. The Company recorded gains of $0 and $5 to other income, net in the Consolidated Statements of Operations for the years ended June 30, 2016 and June 30, 2015, respectively. The fair value of the warrant is classified as a long term liability on the Consolidated Balance Sheet as of June 30, 2016. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

The Company originally estimated the fair value of contingent consideration for the acquisition of Choose Digital to be $2,570. On June 24, 2015, the Company determined that the maximum amount of consideration of $4,792 should be recorded. As such, the Company adjusted the original estimate of consideration of $2,570 to a final value of $4,792. The increase of $2,222 is recorded as an expense and included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended June 30, 2015. The fair value of the contingent consideration is no longer classified as a Level 3 input and the obligation is presented in accounts payable and accrued expenses on the Consolidated Balance Sheets at June 30, 2016 and 2015.

On February 8, 2016, the Company received Perk warrants as part of the consideration in the sale of the Viggle business. The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model, in accordance with ASC 820. The changes to fair value are recorded in the income statement. The fair value of the warrants when issued was $1,023. The warrants were marked to market as of June 30, 2016 to a fair value of $648. The Company recorded a loss of $376 to other income, net in the Consolidated Statements of Operations for the year ended June 30, 2016. The fair value of the warrant is classified as an other asset on the Consolidated Balance Sheets as of June 30, 2016. The Perk warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

In February 2016, the Company received 1,370,000 shares of Perk stock, which is publicly traded on the Toronto Stock Exchange, as part of the consideration in the sale of assets described in the Perk Agreement. These securities are short-term marketable securities, and have been classified as "available-for-sale" securities. Pursuant to ASC 320-10, "Investments - Debt and Equity Securities" the Company's marketable securities are marked to market on a quarterly basis, with unrealized gains and losses recorded in equity as Other Comprehensive Income/Loss.

The cost and market value of the Perk shares at June 30, 2016 were as follows:

	June 30, 2016
	Cost	Market
Current:
Perk shares	$2,708	$2,495
Total	$2,708	$2,495

The cost of the Perk shares of $2,708 represents the fair value of the shares on the issuance date, February 8, 2016. The market value of the Perk shares of $2,495 represents the fair value of the stocks on June 30, 2016. The gross unrealized loss was $361 and the foreign exchange gain was $148 for the year ended June 30, 2016, respectively.

On September 30, 2016, the Company simultaneously entered into a Securities Purchase Agreement with Perk, and closed the sale to Perk of the remaining shares of Perk common stock, warrants, and right to be issued additional shares of common stock (under certain conditions) received as consideration under the closing of the Perk Agreement (see Note 16, Subsequent Events).

Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies, and/or revenue or earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, among other methods. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using Level 3 inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.

Where goodwill has been allocated to a reporting unit and part of the operation within that unit is disposed of, the goodwill associated with the disposed operation is included in the carrying amount of the operation when determining the gain or loss on disposal. Goodwill disposed in these circumstances is measured based on the relative values of the disposed operation and the portion of the reporting units retained. The relative fair value of each reporting unit is established using discounted expected cash flow methodologies, and/or revenue or EBITDA multiples, or other applicable valuation methods, which are considered to be Level 3 inputs.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at July 1, 2015	$—
Perk warrants	1,023
Unrealized losses for the period including in other income (expense), net	(375)
Balance at June 30, 2016	$648

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs: (level 3):

(in thousands)
Balance at July 1, 2015	$10
Additions to Level 3	—
Balance at June 30, 2016	$10

16. Subsequent Events

Secured Revolving Loan
On June 27, 2016, SIC VI entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, pursuant to which the Company can borrow up to $1,200. The Secured Revolving Loan bears interest at the rate of 12% per annum and matures on December 31, 2016, barring any events of default or a change of control of the Company. Since June 30, 2016 and through the date of this filing, an additional $315 had been advanced thereunder. As a result of the exchange agreement referred to in "Note Exchange Agreement" below, this loan has been satisfied.
Exchange Agreement
On July 8, 2016, the Company and SIC III, SIC IV and SIC VI, each an affiliate of Mr. Sillerman, entered into an Exchange Agreement pursuant to which, subject to adjustment, (i) 3,000 shares of the Company's Series C Preferred Stock owned by SIC III are to be exchanged for 890,898 shares of the Company's common stock and (ii) all of the debt held by Mr. Sillerman and such affiliates is to be exchanged for 5,066,654 shares of the Company's common stock. Issuance of the shares is conditioned upon approval of the Company’s shareholders (see "Shareholder Approval" in this section), the closing of an offering of the Company’s common stock in the amount of at least $10,000, approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock. The Company received an independent valuation with respect to the original exchange that the exchange price of $5.20 reflects fair value. Any additional change is subject to the receipt by the Company of an updated fair value determination. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017. At the date of this filing, this transaction has not yet closed.

Amended Exchange Agreement/Amended Grid Note

On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into an amendment to the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred Stock of the Company for shares of the Company's common stock. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000 of the outstanding principal balance of the Grid Note and the Company shall be entitled to draw up to an additional $5,000. $4,291 remains available to draw under the Grid Note and at the date of this filing, the current balance is $1,609.
Note Exchange Agreement
On August 22, 2016, the Company and SIC III, SIC IV, and SIC VI, each an affiliate of Mr. Sillerman, entered into a Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of the Note, the Loans, the Secured Revolving Loan, the Secured Revolving Promissory Note, the Secured Revolving Promissory Note II, and the Secured Revolving Promissory Note III (all described and defined in Note 9, Loans Payable) other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015 (see "Grid Note"), was exchanged for 30,175 shares of the Company’s Series C Preferred Stock (see "Amendment to Certificate of Designation of Series C Preferred Stock" in this section.) The exchange price is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements. The Grid Note remains subject to the Exchange Agreement.
Rant Acquisition
On July 12, 2016, the Company and RACX, completed an acquisition pursuant to an Asset Purchase Agreement with Rant, Inc., pursuant to which RACX has acquired the assets of Rant used in the operation of Rant’s Rant.com independent media network and related businesses.
In consideration for the purchase of the Rant Assets, the Company (i) delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000; (ii) assumed $2,000 of liabilities of Rant and (iii) issued to Rant 4,435 shares of Company Series E Convertible Preferred Stock.
Private Placement
On July 12, 2016, the Company closed a private placement (the "Private Placement") of $4,444 principal amount of convertible debentures (the "Debentures") and common stock warrants (the "Warrants".) The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among us and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, we received gross proceeds of $4,000 before placement agent fees and other expenses associated with the transaction. $1,162 of the proceeds was used to repay the Grid Note.
The Debentures mature on the one-year anniversary of the issuance date thereof. The Debentures are convertible at any time at the option of the holder into shares of the the Company's common stock at an initial conversion price of $6.2660 per share (the “Conversion Price”). Based on such initial Conversion Price, the Debentures will be convertible into up to 780,230 shares of common stock. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the Conversion Price then in effect, the Conversion Price then in effect will be decreased to equal such lower price. The adjustments to the Conversion Price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. However, in no event will the Conversion Price be less than $0.10 per share. The Debentures are secured by a first priority lien on substantially all of our assets in accordance with a security agreement.
The Debentures bear interest at 10% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, we will have the right to redeem all or any portion of the outstanding principal balance of the Debentures, plus all accrued but unpaid interest at a price equal to 120% of such amount. The holders of Debentures shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Debentures contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the Debentures, a holder of Debentures may require us to pay the greater of (i) the outstanding principal amount, plus all accrued and unpaid interest, divided by the Conversion Price multiplied by the daily volume weighted average price or (ii) 115% of the outstanding principal amount plus 100% of accrued and unpaid interest. Pursuant to the Debentures, we are required to make amortizing payments of the aggregate principal amount, interest, and other amounts outstanding under the Debentures. Such payments must be made beginning three months from the issuance of the Debentures and on the monthly anniversary through and including the maturity date. The Amortization Amount is payable in cash or in shares of our common stock pursuant to the conversion mechanism contained in the Debentures.
On July 20, 2016, we and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that we shall have $1,000 available in our commercial bank account or otherwise available in liquid funds. At any time when our available funds fall below $1,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000; however, the first $5,000 of the guaranty shall be provided by drawing down on our Line of Credit with SIC IV. Any remaining amounts, up to a maximum aggregate of $1,000 million shall be provided by Sillerman.
As a part of the Private Placement, we issued Warrants to the Purchasers providing them with the right to purchase up to an aggregate of 354,650 shares of the Company’s common stock at an initial exercise price of $6.5280 per share. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance and the exercise price for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the conversion price of the Debentures, the exercise price of the Warrants will be decreased to a lower price based on the amount by which the conversion price of the Debentures was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants will expire 5 years from the initial issuance date.
In addition, we issued to Aegis Capital Corporation (“Aegis”), the placement agent in connection with the Private Placement, Warrants providing them with the right to purchase up to an aggregate of 53,200 shares of our common stock at initial exercise price of $6.5280 per share. The Warrants issued to Aegis contain substantially the same terms as the Warrants issued to the Purchasers.
The Purchasers shall not have the right to convert the Debentures or exercise the Warrants to the extent that such conversion or exercise would result in such Purchaser being the beneficial owner in excess of 4.99% of our common stock. In addition, the Purchasers have no right to convert the Debentures or exercise the Warrants if the issuance of the shares of common stock upon such conversion or exercise would exceed the aggregate number of shares of our common stock which we may issue upon conversion of the Note and exercise of the Warrant without breaching our obligations under NASDAQ listing rules. Such limitation does not apply if our shareholders approve such issuances. We intend to promptly seek shareholder approval for issuances of shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.
In connection with the Private Placement, we and the Purchasers entered into a Registration Rights Agreement under which we were required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of our common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.
Also in connection with the Private Placement, certain stockholders of ours have executed Lock-Up Agreements, pursuant to which they have agreed not to sell any shares of our common stock until the later of (i) six months following the issuance of the Debentures or (ii) 90 days following the effectiveness of a resale registration statement filed pursuant to the requirements of the Registration Rights Agreement.
Amendment to Certificate of Designation of Series C Preferred Stock

On August 22, 2016, the Company amended the terms of the Series C Preferred Stock. The amendment provided that the Series C Preferred Stock is no longer convertible into common stock by its terms (though the Series C Preferred Stock held by Mr. Sillerman remains subject to the Exchange Agreement described above) and is no longer redeemable by holder five years after issuance. As amended, the rights, preferences, privileges and restrictions of the shares of Series C Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series C Convertible Redeemable Preferred Stock have a stated value of $1,000 per share.

•
Each holder of a share of Series C Convertible Redeemable Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months and be convertible into common stock in connection with the conversion of such share of Series C Preferred Stock.

•
The Company may redeem any or all of the outstanding Series C Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of $5.00 or more per share.

•
The shares of Series C Preferred Stock are senior in liquidation preference to all shares of capital stock of the Company unless otherwise consented to by a majority of the holders of shares of Series C Preferred Stock.

•	The shares of Series C Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series C Preferred Stock is necessary for the Company to amend the Series C certificate of designation.

The Series C Preferred Stock is no longer convertible into common stock, except in accordance with the Exchange Agreement.

Shareholder Approval

Pursuant to the Information Statement on Form 14C filed by the Company on August 19, 2016, the holder of a majority of the Company's issued and outstanding shares has authorized the issuance of shares for the following transactions:

•
A recapitalization plan involving the conversion of $34,800 of debt held by SIC III, SIC IV and SIC VI, each an affiliate of the Company’s Chairman and Chief Executive Officer and the conversion of 3,000 shares of the Company’s Series C Preferred Stock into up to 21,739,892 shares of the Company’s common stock;

•	The issuance of up to 3,722,224 shares of common stock issuable upon the conversion of debentures and warrants issued in connection with a private placement of convertible debentures;

•	The issuance of up to 9,484,691 shares of common stock upon the conversion of shares of our outstanding Series E Convertible Preferred Stock and convertible notes issued to Rant, Inc.; and

•
The issuance of up to 470,247 shares of common stock pursuant to an agreement with MGT Sports, Inc. to retire the debt owed by the Company to MGT Sports, Inc. by converting such debt into common stock of the Company.

Such approval became effective on behalf of the Company's shareholders on September 15, 2016.

As a result, there could be dilution of our shareholders if those conversions are effectuated. Mr. Sillerman now has voting control of the Company and, to the extent he also converts in accordance with his exchange agreements, he will remain majority shareholder.

In addition, as set forth in the Information Statement, the majority shareholder also authorized the Board of Directors to effectuate the Reverse Stock Split (see below.)

MGT Note
On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of $16.
Reverse Stock Split

On September 16, 2016, the Company effected a reverse stock split (the "Reverse Stock Split") whereby shareholders are entitled to receive one share for each 20 shares of common stock of the Company. Shareholders entitled to a fractional share will receive cash in lieu of fractional shares. As a result of the Reverse Stock Split, the Company has 3,023,701 shares of common stock outstanding as of September 16, 2016. The Reverse Stock Split was approved by the Company’s Board of Directors on September 9, 2016, in part, to enable the Company to regain and maintain compliance with the minimum closing bid price of $1.00 per share for continued listing on NASDAQ.
Potential NASDAQ Delisting
On August 26, 2016, Company received formal notification from NASDAQ indicating that, but for the $1.00 bid price requirement, the Company has demonstrated compliance with all requirements for continued listing on NASDAQ including the $2,500 stockholders’ equity requirement. As previously disclosed, the NASDAQ Hearings Panel required that the Company, on or before August 22, 2016, make a public filing with the SEC indicating that it had regained compliance with the minimum stockholders’ equity requirement, among other things. The Company had until September 30, 2016 to have its common stock meet such minimum. As a result of the reverse 1 for 20 stock split effectuated on September 16, 2016, trading in such stock has met the NASDAQ $1.00 minimum bid price requirement and the Company believes confirmation from NASDAQ should be forthcoming shortly.

Legal Proceedings
On September 9, 2016, CFGI, LLC, a former provider of consulting services to the Company, has filed suit in the New York County Supreme Court to collect approximately $200 owed by the Company to CFGI. The Company intends to defend its interests in this matter. Settlement discussions are underway.

A Complaint (Index #654984/2016) was filed by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The Complaint, which names the Company, each of its current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate. The Company accepted service on October 4, 2016, and has agreed to respond by November 14, 2016. The Company believes that this claim is without merit.
Appointment of President and Chief Operating Officer
On August 1, 2016, the Company entered into an employment agreement with Birame Sock, who has become the Company’s President and Chief Operating Officer.

Appointment of Chief Financial Officer
On July 5, 2016, the Company entered into an employment agreement with Michelle Lanken, who has become the Company’s Chief Financial Officer.

Sale of Perk, Inc. Shares

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous.

Additional Investment in DraftDay Gaming Group, Inc.
Since July 1, 2016 and through the date of the filing of these financial statements, in accordance with the Series A Preferred Stock agreement, the Company transferred an additional $144 to the DDGG subsidiary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities & Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective. As noted below, management identified material weaknesses related to insufficient levels of supervision and review of the disclosure controls and procedures process as a result of our limited financial resources and small staff and failure to design, implement and maintain adequate operational and internal controls to identify complex transactions requiring specialized accounting expertise.

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

2. The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework (2013). Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3. Based on management’s evaluation under this framework, management has concluded that the Company’s internal control over financial reporting as of June 30, 2016 was not effective. Our management identified the following material weaknesses in our internal controls over financial reporting and disclosure controls and procedures, which are consequences of our limited financial resources and small staff: (i) inadequate segregation of duties and ineffective risk management, (ii) insufficient levels of supervision and review of the disclosure controls and procedures process; and (iii) failure to design, implement and maintain adequate operational and internal controls to identify complex transactions requiring specialized accounting expertise.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance the Company's internal controls, management plans to take the following measures:

•	segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions, and (iii) the custody of assets.

•
retain additional accounting personnel to focus on disclosure controls, risk assessment, financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of the Company's consolidated financial statements.

The Company did not complete the above remedial measures in in the year ended June 30, 2016. The Company anticipates that these remedial measures will be fully implemented in the year ended June 30, 2017. As of the date of this filing the Company has hired a Chief Financial Officer and additional other finance resources who are focused on implementing the remedial measures noted above.

Changes in Internal Control over Financial Reporting

There were several changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended June 30, 2016 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting. As noted above, management identified three material weaknesses in our internal control over financial reporting and disclosure controls and procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Function(x) Inc.

The following table lists the names, ages and positions of our directors and executive officers as of June 30, 2016:

Name	Age	Position
Robert F.X. Sillerman	68	Director, Executive Chairman, Chief Executive Officer
Mitchell J. Nelson	68	Director, Executive Vice President, Secretary
Peter Horan	61	Director
Michael J. Meyer	51	Director
Birame Sock	40	Director
Olga Bashkatova	31	Principal Accounting Officer

Robert F.X. Sillerman was elected a Director of the Company and Executive Chairman of the Board of Directors effective as of the closing of the recapitalization in February 2011 and Chief Executive Officer, effective June 19, 2012. He is also Chairman of SFX, a company in the Electronic Dance Music area, which has filed for reorganization under Chapter 11 of the Bankruptcy Code. Between January 10, 2008 and December 31, 2012, Mr. Sillerman served as Chairman and Chief Executive Officer of Circle Entertainment Inc., where he remains as a director. Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of the former SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000. The Board of Directors selected Mr. Sillerman as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

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

Michael Meyer was appointed as a Non-Executive Board Member of the Company on June 1, 2013. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, he served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS. Mr. Meyer is a member of the Board of Directors and Chair of the Audit Committee of Circle Entertainment Inc. Robert F.X. Sillerman, the Company's Executive Chairman, is a member of the Board of Directors and a principal shareholder in Circle. Mitchell J. Nelson, the Company's Executive Vice President and Secretary, serves as Executive Vice President, General Counsel, and Secretary of Circle. Mr. Meyer is also a member of the Board of Directors, Chair of the Compensation Committee, and a member of the Audit Committee of SFX, a company of which the Chairman is Mr. Sillerman. The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

Mitchell J. Nelson was appointed Director, Executive Vice President, General Counsel, and Secretary effective as of the closing of the Recapitalization. He stepped down as General Counsel effective April 16, 2013, but remains a Director and the Company's Executive Vice President and Secretary. Mr. Nelson also serves as Executive Vice President, General Counsel and Secretary of Circle Entertainment, Inc., having served in such capacity since January 2008, and served as President of its wholly-owned subsidiary, FX Luxury Las Vegas I, LLC which was reorganized in bankruptcy in 2010. He was a Senior Legal Advisor to SFX from January 1, 2012 until July 7, 2016. He also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invested in United States-based real estate securities, from 1994 to 2008, as Senior Vice President, Corporate Affairs for Flag Luxury Properties, LLC from 2003. Prior to 2008, Mr. Nelson served as counsel to various law firms, having started his career in 1973 at the firm of Wien, Malkin & Bettex. At Wien, Malkin & Bettex, which he left in 1992, he became a senior partner with supervisory responsibility for various commercial real estate properties. Mr. Nelson is an Adjunct Assistant Professor of Real Estate Development at Columbia University. He was a director of The Merchants Bank of New York and its holding company until its merger with Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City. The Board has selected Mr. Nelson as a director because it believes his legal and business experience will benefit the Company.

Birame Sock was appointed as a Non-Executive Board Member of the Company on February 12, 2013, and resigned as a director on August 1, 2016. Ms. Sock was appointed President and Chief Operating Officer of the Company pursuant to an employment agreement entered into on August 1, 2016. Prior to joining the Company, Ms. Sock founded Flyscan, a real-time interactive mobile marketing platform. She was the founder and CEO of Third Solutions, Inc., a leading digital receipts company, which she founded in 2007. In 2002, Ms. Sock founded Musicphone, a wireless entertainment company, which she led until its acquisition by Gracenote, Inc. in 2007. Ms. Sock was a member of the Company’s Board of Directors since 2013, and served on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. She served as a member of the Board of Directors of CKX Inc. from 2005 until 2006, when she became a consultant for CKX Inc. and affiliated companies. Ms. Sock attended the University of Miami, where she studied computer science and broadcasting. The Board of Directors selected Ms. Sock as a director because it believes her experience in technology and consumer marketing will benefit the Company.

Olga Bashkatova was appointed the Company's Principal Accounting Officer on October 21, 2015. Ms. Bashkatova is the Company’s Vice President, Finance and Controller. She served as the Company’s Director of Accounting from May 2013 to March 2015. Before rejoining the Company, Ms. Bashkatova was Controller at Bizfi from March 2015 until September 2015. She previously worked at Merchantry, Inc., as Financial Controller (2011- 2013), as Finance & Accounting Manager at Group Commerce Inc. (2011), and as a Senior Associate at Kroll, Inc. (2006-2011). She is a Certified Public Accountant and holds a B.S. in Accounting from New York University. The Company selected Ms. Bashkatova as the Principal Accounting Officer because it believes her experience in the preparation of financial statements, accounting and audit management, budgeting, and financial investigations will benefit the Company.

Corporate Governance

Election of Directors

The Company's directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. The Company's bylaws provide that all elections for the Board of Directors will be decided by a plurality of the votes cast by the holders of shares entitled to vote.

Director Independence

The Company's Board of Directors determined that Peter C. Horan and Michael Meyer satisfy the criteria for independence under applicable NASDAQ rules and SEC rules for independence of directors and committee members. We received a letter from NASDAQ that due to the resignation of Birame Sock as a director on August 1, 2016 a majority of our directors are not independent and, a result we are no longer in compliance with NASDAQ rules relating to independent directors. We have six months to appoint another independent director in order to regain compliance.

Board Committees

The following chart sets forth the membership of each Board of Directors committee as of June 30, 2016:

Committee	Members
Audit Committee	Michael Meyer (Chair) Peter C. Horan Birame Sock
Compensation Committee	Peter C. Horan (Chair) Michael Meyer Birame Sock
Nominating and Corporate Governance Committee	Peter C. Horan (Chair) Michael Meyer Birame Sock

Birame Sock resigned from each of the committees as of August 1, 2016.

Audit Committee

The Audit Committee has adopted a written charter, a copy of which is available on our website, www.functionxinc.com. As of June 30, 2016, the Audit Committee was comprised of Messrs. Meyer and Horan and Ms. Sock. Ms. Sock resigned as a director and a member of the Audit Committee on August 1, 2016, upon her appointment as President and Chief Operating Officer. Mr. Meyer is the Chairman of the Audit Committee. The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

Messrs. Horan and Meyer are independent within the meaning of the rules and regulations of the SEC, the criteria for independence of audit committee members under applicable NASDAQ rules and our Corporate Governance Guidelines. All members of the Audit Committee also are “financially literate” as defined under NASDAQ rules. In addition, Mr. Meyer is qualified as an audit committee financial expert under the regulations of the SEC, and has the accounting and related financial management expertise required thereby, and is financially sophisticated as required under NASDAQ rules.

Compensation Committee

The Compensation Committee has adopted a written charter, a copy of which is available on our website, www.functionxinc.com. As of June 30, 2016, the members of the Compensation Committee were Messrs. Horan (Chair) and Meyer and Ms. Sock. Ms. Sock resigned as a director and a member of the Compensation Committee on August 1, 2016, upon her appointment as President and Chief Operating Officer.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has adopted a written charter, a copy of which is available at our website, www.functionxinc.com. As of June 30, 2016, the members of the Nominating and Corporate Governance Committee were Mr. Horan (Chair) and Meyer and Ms. Sock. Ms. Sock resigned as a director and a member of the Nominating and Corporate Governance Committee on August 1, 2016, upon her appointment as President and Chief Operating Officer. .

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all of the Company's employees and directors, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website located at http://www.functionxinc.com.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of our Board of Directors must meet the criteria for independence required by The Nasdaq Stock Market® and that we will at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the Board of Directors will have full and free access to our officers and employees and require the Board of Directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on our website at http://www.functionxinc.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On March 16, 2016, SIC III acquired shares of Series C Preferred Stock and warrants to acquire shares of common stock in a transaction exempt from the provisions of Section 16(b) pursuant to Rule 16b-3 promulgated thereunder. Both Mr. Sillerman and SIC III report that acquisition, but reported it one day late due to a technical issue with filing.

ITEM 11.	EXECUTIVE COMPENSATION (amounts in thousands)

2016 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended June 30, 2016 and June 30, 2015 by our Chief Executive Officer, and the other two most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities during the fiscal year ended June 30, 2016. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10 annually.

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards (2)		Option Awards (3)	All Other Compensation	Total
Robert F.X. Sillerman (1)	2016	$63	(4)	$250	(5)	$—		$—	$—	$313
Executive Chairman, Chief Executive Officer	2015	—	(4)	250		622	(5)	—	—	872
Mitchell J. Nelson (6)	2016	143		—		—		—	—	143
Executive Vice President	2015	129		—		102		—	—	231
Olga Bashkatova (7)	2016	152		30		74				256
Principal Accounting Officer	2015	111		5		—		—	—	116
Kyle Brink (8)	2016	169		—		12		—		181
General Manager	2015	217		—		—		—	—	217

(1)
Because Mr. Sillerman is our Chairman and Chief Executive Officer, the Company books a compensation charge for certain financing-related activities undertaken by Mr. Sillerman. These amounts are excluded because they do not constitute compensation to Mr. Sillerman for his service as an officer or director of the Company, but instead solely relate to certain financing arrangements. Specifically, the table excludes the following: (a) compensation charges in fiscal year 2015 of $4,141, consisting of: (i) $2,049 relating to warrants issued to Sillerman Investment Company III LLC (“SIC III”) in connection with draws under a Securities Purchase Agreement with the Company entered into on October 24, 2014 (the “SPA”) and (ii) compensation charges of $2,091 relating to Series C Preferred Stock issued to SIC III under the SPA.

(2)	These stock awards represent grants of RSUs. The per share fair value of RSUs granted was determined on the date of grant using the fair market value of the shares on that date.

(3)	There were no option awards granted during the fiscal years presented.

(4)	Mr. Sillerman entered into an amended and restated employment agreement effective as of May 1, 2014. This amendment is described in the section entitled “Employment Agreements” below.

(5)
The Company and Mr. Sillerman entered into an amendment to his employment agreement effective as of May 1, 2014. Pursuant to the revised terms, Mr. Sillerman was to receive a base salary of One Dollar per year, was to receive a guaranteed bonus of $250 per year, payable in stock or in cash, and was to receive a grant of 7,754 RSUs, vesting in equal installments on each of May 1, 2015, May 1, 2016, May 1, 2017, May 1, 2018 and May 1, 2019. The grant of 7,754 RSUs occurred on September 29, 2014, and based on a closing price of $80.20 (adjusted for the 1-for-20 reverse split), such grant has a fair value of $622. The Company has not yet paid Mr. Sillerman the guaranteed bonus of $250.

(6)
Mr. Nelson entered into an amended employment agreement with the Company effective January 1, 2016, which provided that he would devote one-third of his time to his duties for the Company, and for a base salary of $150 per year. Mr. Nelson was granted 1,500 RSUs on September 29, 2014 with immediate vesting.

(7)	Ms. Bashkatova was appointed the Company's Principal Accounting Officer on October 21, 2015. The original RSU grant was for 4,000 RSUs, which will vest on October 26, 2016.

(8)
Mr. Brink was appointed the Company's General Manager on July 1, 2015. He resigned from the Company on February 8, 2016 to take on a similar role at Perk.com, Inc. ("Perk") after the sale of the Viggle assets to Perk.

Outstanding Equity Awards at June 30, 2016

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested		Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert F.X. Sillerman	—	—	—	$—	—	4,653	(2)	$26	(3)	—	$—
Olga Bashkatova	—	—	—	—	—	4,000	(4)	$22	(3)	—	—

(1)	For information regarding restricted stock units, see also Note 10 to our audited Consolidated Financial Statements, Share-Based Payments.

(2)
The original grant was for 7,755 RSUs, 1,551 of these shares vested on May 1, 2015, another 1,551 of these shares vested on May 1, 2016, future vesting will occur in equal installments on each of May 1, 2017, May 1, 2018 and May 1, 2019.

(3)
The value is computed based on a per share price of $5.60, which was the closing price of the Company's common stock on June 30, 2016 (adjusted for the 1-for-20 reverse split), which was the last trading day of the Company's fiscal year.

(4)	The original grant was for 4,000 RSUs, which will vest on October 26, 2016.

Employment Agreements

On February 16, 2011 we entered into an employment agreement with Robert F.X. Sillerman for his services as Executive Chairman of the board of directors and Director. The term of the agreement is for five years. Mr. Sillerman's base salary was originally $1,000 (payable in cash or shares of common stock) to be increased annually by the greater of: (i) five percent or (ii) the current base salary multiplied by the percentage increase in the Consumer Price Index published by the Federal Bureau of Labor Statistics for the New York, New York metropolitan area during the previous twelve calendar months. He is to receive additional compensation at the sole discretion of the board of directors in the form of additional cash bonus and/or grant of restricted stock, stock options or other equity award.  The agreement also provided for Mr. Sillerman to receive a minimum grant of restricted stock in the amount of 1,562 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the first year of employment. On June 19, 2012, Mr. Sillerman was appointed Chief Executive Officer of the Company by the Board of Directors. The terms of his employment agreement with the Company did not change as a result of this appointment. On April 1, 2013, Mr. Sillerman and the Company signed an amendment to his employment agreement, changing his annual salary to $500 and providing for him to receive a grant of options to purchase 1,562 shares of the Company's common stock at a price of $1,600.00 per share, but making no other changes in Mr. Sillerman's employment agreement.

On March 17, 2014, the Company entered into an amended and restated employment agreement with Mr. Sillerman, which was effective as of May 1, 2014. Under the amended and restated agreement, Mr. Sillerman's base salary was reduced to $0.001 per year. Mr. Sillerman will be entitled to receive a guaranteed amount of $250, less the total value of all fringe benefits, perquisites or other amounts that the Company and Mr. Sillerman agree at the beginning of each year will be provided to Mr. Sillerman for such year. If the total of the guaranteed amount plus perquisites received by Mr. Sillerman in any year exceeds the guaranteed amount, an amount equal to the excess received by Mr. Sillerman for such year will be deducted on a pro-rata basis from Mr. Sillerman's guaranteed amount during the following year. The guaranteed amount may be paid in cash, except that either Mr. Sillerman or the Company's compensation committee can instead elect to have the guaranteed amount paid in shares of the Company's common stock at the weighted average daily closing price of the Company's common stock for the twelve month period ending on the last day of the month preceding payment. Mr. Sillerman will also be eligible for an additional bonus at the discretion of the Company's Board. In addition, the amended and restated agreement provides that Mr. Sillerman will receive a grant of restricted shares equal to 1.25% of our issued and outstanding common stock, including common stock underlying in- or at-the-money options and warrants and common stock issued in the Recapitalization, as measured immediately prior to the public offering that closed on April 30, 2014. The grant will vest in equal annual installments over five years. This grant, which equaled 7,754 shares, was issued on September 29, 2014. The Company has not yet paid Mr. Sillerman the guaranteed payment of $250 for fiscal year 2015.

On September 8, 2011, the Company entered into an employment agreement with Mr. Nelson for his services as Executive Vice President, General Counsel and Director. The term of the agreement was until February 14, 2015, with an automatic three-year extension if (i) either party has not provided 90 days' notice of its intent to not renew the agreement or (ii) the agreement was not terminated sooner. Mr. Nelson's base salary was originally $300. The agreement also provided for Mr. Nelson to receive a grant of restricted stock in the amount of 7,500 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the first year of employment. in the first year, vesting on each of February 14, 2012, 2013, and 2014; a grant of restricted stock in the amount of 2,500 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the second year of employment, vesting on each of February 14, 2013, 2014, and 2015; and a grant of restricted stock in the amount of 50 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock at the beginning of the third year of employment, vesting on each of February 14, 2014, 2015, and 2016. If the agreement is renewed for an additional term, Mr. Nelson was to receive a grant of restricted stock of not less than 250 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock, vesting in a similar manner as the previous grants.

Mr. Nelson stepped down as General Counsel effective April 16, 2013. He remained Executive Vice President and a Director of the Company, and there was no change to his employment agreement.

On January 1, 2016, Mr. Nelson entered into a revised employment agreement. The amended employment agreement provided for him to spend no more than one-third of his time on Company business and changed his base salary to $150 per year. There were no other changes to the employment agreement.

Olga Bashkatova entered into an employment agreement with the Company on September 23, 2015 for her services as Vice President, Finance and Controller of the Company, at a base salary of $200. The employment agreement provided for a bonus of $20 after six months of employment and for a grant of restricted stock of 4,000 shares (subject to adjustment for stock dividends, subdivisions, reclassifications, recapitalizations and other similar events), of the Company's common stock during the first year of employment, vesting one year after grant.

On October 21, 2016, Ms. Bashkatova was named Principal Accounting Officer and entered into an amended employment agreement, providing for a base salary of $210 and a bonus of $30 after six months of employment. There were no other changes to her employment agreement.

The Company entered into an employment agreement with Kyle Brink on September 2, 2011 for his services as Product Director, at a base salary of $175. He was named Vice President, Product, in September of 2012, and received an increase in his base salary to $210. On May 1, 2015, Mr. Brink was named Head of Product Development and received an increase in base salary to $260. Mr. Brink was named the Company’s General Manager on July 1, 2015. He did not receive an increase in base salary at that time. He resigned from the Company on February 8, 2016 to take on a similar role at Perk after the sale of the Viggle assets to Perk.

New Employment Agreements

President and Chief Operating Officer

On August 1, 2016, the Company entered into an employment agreement with Birame Sock. Ms. Sock’s employment agreement calls for a base salary of $200, a “sign-on bonus” of $50, and an annual bonus payable in either cash or restricted shares of Company common stock. It is anticipated that Ms. Sock’s first annual bonus will be $100. The Company’s Compensation Committee has approved a grant to Ms. Sock of 50,000 restricted units of Company common stock, which will vest 1/6 at the end of every six-month period during the three-year term of her agreement. Ms. Sock is eligible to participate in the Company’s Employee Stock Plan. The employment agreement commences on the Effective Date, which is contingent upon Ms. Sock satisfying visa requirements to enable her to be employed by the Company, and has a term of three years. The employment agreement may be terminated by the Company or Ms. Sock at any time for any reason. Pursuant to the agreement, if Ms. Sock is terminated by the Company without Cause, if she terminates the agreement for Good Reason, or if she dies or becomes permanently disabled during the term, she is entitled to a lump sum payment equal to three months’ base salary paid in cash or, at the election of Ms. Sock, in shares of the Company’s common stock, and all options to purchase common stock and any restricted stock unites that have not previously vested, will vest. This payment is contingent upon a fully executed general release of claims in favor of the Company. Ms. Sock agreed to restrictive covenants during the term of the agreement and for a period of one year after termination of her employment.

Simultaneously with Ms. Sock’s employment with the company, Ms. Sock resigned as a director. Under NASDAQ rules, she is no longer considered an independent director. In accordance with NASDAQ rules, the Company will have up to six months to appoint at least one other independent director so that the majority of the members of the Board of Directors will be comprised of independent directors.

Chief Financial Officer

On July 5, 2016, the Company entered into an employment agreement with Michelle Lanken. Ms. Lanken’s employment agreement calls for a base salary of $250 and an annual bonus of $50, payable in restricted shares of Company common stock, and Ms. Lanken is eligible to participate in the Company’s Employee Stock Plan. The employment agreement establishes an “at will” employment relationship and either the Company or Ms. Lanken can terminate the agreement at any time for any reason. Pursuant to the agreement, if Ms. Lanken is terminated by the Company without Cause or if she dies or becomes permanently disabled during the term, she is entitled to a lump sum payment equal to three months’ base salary paid in cash or, at the election of the Compensation Committee or Ms. Lanken, in shares of the Company’s common stock, and all options to purchase common stock and any restricted stock unites that have not previously vested, will vest. This payment is contingent upon a fully executed general release of claims in favor of the Company. Ms. Lanken agreed to restrictive covenants during the term of the agreement and for a period of one year after termination of her employment.

Potential Payments upon Termination without Cause or Change-in-Control

Robert F.X. Sillerman

Mr. Sillerman's employment agreement, which was in effect until April 30, 2014, provided that upon a (i) termination by the Company without “cause” or (ii) a “constructive termination without cause,” Mr. Sillerman was entitled to receive the following benefits: (a) payments equal to (x) the cash equivalent of three years’ base salary at the rate in effect on the date of termination (or immediately prior to a constructive termination due to salary reduction) and (y) three times the average of all cash and equity bonuses paid during the three years prior to the termination, or if no annual bonuses were paid, a payment in the amount of $100 per year for each year a cash bonus was not paid and $100 per year for each year an equity grant was not made, (b) continued eligibility to participate in any benefit plans of our company for one year, plus (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. Additionally, upon termination by the Company for a “change of control”, Mr. Sillerman would have received the benefits set forth in (a), (b), and (c) above, plus all options to purchase the Company's capital stock would remain exercisable for the full maximum term of the original option grant or ten years from the closing of the change of control transaction, whichever is greater. In addition, in the event that the aggregate of such payments would constitute a “parachute payment” under the rules set forth in Section 280G of the Code, then the Company would have also paid Mr. Sillerman a gross-up payment such that after the imposition of Federal, State and local income taxes, Mr. Sillerman would be entitled to retain the foregoing amount.

On March 17, 2014, the Company and Mr. Sillerman entered into an amendment to his employment agreement, which was effective as of May 1, 2014. The amended employment agreement provides that if the Company terminates Mr. Sillerman's employment without cause, if Mr. Sillerman terminates his employment for good reason, or if there is a change of control and Mr. Sillerman voluntarily terminates his employment for any reason within one year after the change of control, then Mr. Sillerman would be entitled to the following benefits: (a) payment of one year's guaranteed amount, (b) all options to purchase the Company's common stock issued to Mr. Sillerman will immediately vest, and (c) all restricted shares issued to Mr. Sillerman would immediately vest. However, in the event that any amount payable to Mr. Sillerman upon a “change of control” would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments to Mr. Sillerman will be reduced to an amount such that the payments to Mr. Sillerman would not be subject to such excise tax.

Mitchell Nelson

Mr. Nelson's employment agreement provides that upon (i) a termination by the Company without “cause”, (ii) a “constructive termination without cause,” or (c) a termination upon a "change of control", Mr. Nelson would be entitled to receive the following benefits: (a) payments equal to the cash equivalent of six months’ base salary at the rate in effect on the date of termination, (b) continued eligibility to participate in any benefit plans of the Company for one year, and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.

Olga Bashkatova

Ms. Bashkatova's employment agreement does not provide for any payments upon termination by the Company without "cause" or due to a "change of control".

Birame Sock

Ms. Sock’s employment agreement, which was entered into on August 1, 2016, provided that upon a termination by the Company without “cause”, Ms. Sock would be entitled to receive a lump sum payment within sixty days of the termination date equal to three months’ Base Salary (which payment may be made in cash, or, if Ms. Sock elects, in shares of the Company’s common stock, the value of each share of which shall be determined by compiling the weighted average daily closing price of the Company’s common stock for the twelve month period ending on the last day of the month preceding the date such payment is to be made). Additionally, all options to purchase Company stock or any restricted stock units granted under the employment agreement or any other agreement that have not previously vested shall vest.

Michelle Lanken

Ms. Lanken’s employment agreement, which is effective as of July 5, 2016, provided that upon a termination by the Company without “cause”, Ms. Lanken would be entitled to receive a lump sum payment within sixty days of the termination date equal to three months’ Base Salary (which payment may be made in cash, or, if either Ms. Lanken or the Compensation Committee elects, in shares of the Company’s common stock, the value of each share of which shall be determined by compiling the weighted average daily closing price of the Company’s common stock for the twelve month period ending on the last day of the month preceding the date such payment is to be made). Additionally, all options to purchase Company stock or any restricted stock units granted under the employment agreement or any other agreement that have not previously vested shall vest.

Potential Payments upon Death or Disability

Robert F.X. Sillerman

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

Mitchell Nelson

Mr. Nelson's employment agreement provides for the following benefits in the event of his death: (a) payments equal to the cash equivalent of one year’s base salary at the rate in effect on the date of termination, (b) costs relating to continuation of any group health and dental plan for one year following death, and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him.

Mr. Nelson's employment agreement provides that he shall receive 75% of base salary from the date he is deemed disabled (“disabled” means he is unable to carry out his job due to physical or mental impairment for a consecutive period of at least six months) through the end of the term, reduced by the amount of benefits payable to him under any disability insurance policy.

Olga Bashkatova

Ms. Bashkatova's employment agreement does not provide for any benefits in the event of her death or disability.

Birame Sock

Ms. Sock’s employment agreement, which was entered into on August 1, 2016, provided that upon death or permanent disability during the term of the agreement, Ms. Sock would be entitled to receive a lump sum payment within sixty days of the termination date equal to three months’ Base Salary (which payment may be made in cash, or, if Ms. Sock elects, in shares of the Company’s common stock, the value of each share of which shall be determined by compiling the weighted average daily closing price of the Company’s common stock for the twelve month period ending on the last day of the month preceding the date such payment is to be made). Additionally, all options to purchase Company stock or any restricted stock units granted under the employment agreement or any other agreement that have not previously vested shall vest.

Michelle Lanken

Ms. Lanken’s employment agreement, which is effective as of July 5, 2016, provided that upon death or permanent disability during the term of the agreement, Ms. Lanken would be entitled to receive a lump sum payment within sixty days of the termination date equal to three months’ Base Salary (which payment may be made in cash, or, if either Ms. Lanken or the Compensation Committee elects, in shares of the Company’s common stock, the value of each share of which shall be determined by compiling the weighted average daily closing price of the Company’s common stock for the twelve month period ending on the last day of the month preceding the date such payment is to be made). Additionally, all options to purchase Company stock or any restricted stock units granted under the employment agreement or any other agreement that have not previously vested shall vest.

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

The Company pays non-employee directors for all compensation in either stock options or restricted stock units in lieu of cash, and prices all grants of options and restricted stock units on the date granted. During fiscal year 2015, directors' fees were paid through the issuance of RSUs and options to purchase the Company's common stock (priced as of the date of grant). For 2015, the Company granted options in respect of the first quarter on September 11, 2014. In addition, the Company granted the non-employee directors restricted stock units in respect of the second quarter on January 29, 2015. The Company anticipates continuing to pay the non-employee directors in equity with respect to the third and fourth quarters in fiscal year 2016. In addition, in fiscal 2015, the non-employee directors received two additional grants. On September 29, 2014, the non-employee directors received a special grant of restricted stock units. On that date, Mr. Horan and Mr. Miller received grants of 900 restricted stock units each, Mr. Meyer received a grant of 800 restricted stock units and Ms. Sock and Ms. Seitler each received a grant of 700 restricted stock units. In addition, the non-employee directors received a special grant of options on April 27, 2015. On that date, Mr. Horan and Mr. Miller each received a grant to purchase 5,000 options, and Mr. Meyer and Ms. Sock each received a grant to purchase 2,500 options. The exercise price of this special grant of options was $46.60 per share. All grants to non-employee directors are immediately vested.

The total compensation received by our non-employee directors during the fiscal year ended June 30, 2016 is shown in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total
Peter Horan	$—	$46	$—	$—	$46
Michael J. Meyer	—	52	—	—	52
John D. Miller (3)	—	51	—	—	51
Birame Sock (4)	—	44	—	—	44

(1) These stock awards represent grants of RSUs. The per share fair value of RSUs granted was determined on the date of grant using the fair market value of the shares on that date.

(2) No option awards were issued to directors during the fiscal year ended June 30, 2016.

(3)     Mr. Miller declined to stand for re-election. His term ended January 26, 2016.

(4)    Ms. Sock resigned as a director effective as of August 1, 2016.

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

(1)
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

(2) a director of another entity, one of whose executive officers served on our compensation committee; and

(3)
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our Executive Equity Incentive Plan as of June 30, 2016.  For a description of our Executive Equity Incentive Plan, see Note 12 to our Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	82	(1)	$199.20	(2)	15
Equity compensation plans not approved by security holders	—		—		—

(1)	Includes 23 restricted shares, which are not currently vested, and there is no exercise price for such shares.

(2)
The weighted average exercise price of $199.20 reflects the weighted average exercise price of all options outstanding as of June 30, 2016. The restricted stock units referred to in Footnote 1 above do not have an exercise price and such units are not included in this weighted average.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of June 30, 2016 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to warrants or stock options held by that person that are exercisable as of June 30, 2016 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of September 15, 2016, there were 3,023,701 shares of our common stock outstanding (all numbers below are post reverse 1 for 20 stock split effected on September 30, 2016.)

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock	Shares Beneficially Owned	Percentage of Preferred Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)(3)	2,073,079	68.6%	33,175	100.0%
Directors and Named Executive Officers (not otherwise included above):
Olga Bashkatova (4)	262	*
Peter C. Horan (5)	10,385	*
Michael J. Meyer (6)	10,853	*
Mitchell J. Nelson (7)	1,622	*
Birame Sock (8)	5,401	*
All directors and named executive officers as a group (6 people)	2,101,602	69.5%	10,000	100.0%

* Represents less than 1%.

(1)
Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Function(x) Inc., 902 Broadway, New York, New York 10010, telephone (212) 231-0092.

(2)
Mr. Sillerman beneficially owns 2,073,079 shares of common stock, including: (i) directly 8,113 shares of common stock owned by Mr. Sillerman (consisting of (A) 1,863 shares of common stock owned by Mr. Sillerman; and (B) 6,250 shares of common stock issuable upon the exercise of warrants held by Mr. Sillerman which are exercisable at $1,600.00 per share); and (ii) indirectly 2,064,966 shares of common stock (consisting of (A) 3,125 shares of common stock issuable upon the exercise of warrants held by Sillerman Investment Company II LLC (“SIC II”) that are exercisable at $1,104.00 per share, (B) 8,778 shares of common stock issuable upon the exercise of warrants held by SIC II which are exercisable at $1,600.00 per share; (C) 17,500 shares of common stock issuable upon the exercise of warrants held by Sillerman Investment Company III LLC (“SIC III”) that are exercisable at $35.60 per share, (D) 11,250 shares of common stock issuable upon the exercise of warrants held by SIC III that are exercisable at $70.20 per share, (E) 7,500 shares of common stock that are issuable upon the exercise of warrants held by SIC III that are exercisable at $59.60 per share, (F) 38,750 shares of common stock that are issuable upon the exercise of warrants held by SIC III that are exercisable at $72.60 per share, (G) 1,540,563 shares of common stock held by SIC III and (H) 437,500 shares of common stock held by Sillerman Investment Company IV LLC.

(3)
SIC III, SIC IV and SIC VI collectively hold 33,175 shares of Series C Preferred Stock, which are not convertible into common stock by their terms. However, the Company, SIC III , SIC IV and SIC VI are party to an Exchange Agreement pursuant to which these shares may be exchanged for common stock upon the occurrence of certain conditions, which have not yet been satisfied. If these conditions are satisfied and the exchange occurs, these shares of Series C Preferred Stock would be exchanged for 6,379,808 shares of common stock.

(4)	Ms. Bashkatova beneficially owns 262 shares of common stock.

(5)
Mr. Horan beneficially owns (i) 78 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $8,000.00 per share; (ii) 31 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $2,000.00 per share; (iii) 19 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,200.00 per share; (iv) 14 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $3,088.00 per share; (v) 31 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,968.00 per share, (vi) 21 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July

20, 2016 at $976.00 per share, (vii) 20 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,040.00 per share, (viii) 1,939 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $89.46 per share, (ix) 5,000 shares of common stock issuable upon the exercise of options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $46.60 per share, (x) 280 shares of common stock issuable upon the exercise of options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $9.20 per share and (xi) 2,952 shares of common stock.

(6)
Mr. Meyer beneficially owns (i) 20 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $976.00 per share, (ii) 22 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,040.00 per share, (iii) 2,194 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $89.20 per share, (iv) 2,500 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $46.60 per share, (v) 3,166 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $46.60 per share and (vi) 2,952 shares of common stock.

(7)	Mr. Nelson beneficially owns 1,622 shares of common stock.

(8)
Ms. Sock beneficially owns (i) 18 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,200.00 per share; (ii) 31 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,968.00 per share, (iii) 20 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $976.00 per share, (iv) 19 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $1,040.00 per share, (v) 1,847 shares of common stock exercisable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of July 20, 2016 at $89.20 per share, (vi) 750 shares of common stock issuable upon the exercise of stock options that are exercisable or that are exercisable within 60 days of July 20, 2016 at $46.60 per share, (vii) 2,700 shares of common stock issuable upon the exercise of stock options that are exercisable or that are exercisable within 60 days of July 20, 2016 at $9.20 per share, and (viii) 16 shares of common stock.

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

For the years ended June 30, 2016 and June 30, 2015, the Company billed Circle $14 and $27, respectively. Such billings primarily relate to support consisting of legal and administrative services. These services are to be reviewed and, if appropriate, approved by Circle's Audit Committee and the Company's Audit Committee. The balance due from Circle as of June 30, 2016 and June 30, 2015 was $0 and $113, respectively. The Company wrote-off the accounts receivable balance of $127 in the quarter ended March 31, 2016, and the write-off appears as a bad debt expense on the consolidated statements of operation.

The parties terminated the Circle Shared Services Agreement effective as of January 1, 2016. Circle is in the process of liquidation and any claim to be made under the Circle Shared Services Agreement will survive the termination of the Circle Shared Services Agreement.

The Company also entered into a shared services agreement ("SFX Shared Services Agreement") with SFX Entertainment Inc. ("SFX), pursuant to which it shared costs for services provided by several of the Company's and/or SFX's employees. Such employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The Audit Committee of each company's Board of Directors reviews and, if appropriate, approves the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. The Company entered into an amendment (the “Amendment”) to the shared services agreement on January 22, 2015, pursuant to which the Company may provide additional services to SFX, and SFX may provide certain services to the Company. In particular, the shared services agreement provides that, in addition to services already provided, certain employees of the Company may provide human resources, content and programming, and facilities services to SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. In addition, the Amendment provides that SFX may provide certain tax services to the Company, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent.

The parties terminated the SFX Shared Services Agreement effective as of January 1, 2016. We continue to try to settle amounts remaining outstanding.

For the year ended June 30, 2016, the Company was billed by SFX $188, net of amounts billed by the Company to SFX, respectively.  The net balance due from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of June 30, 2016 and June 30, 2015 was $142 and $135, respectively.

Sales Agency Agreement

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agreement”) with SFX-94 LLC (“SFX-94”), a subsidiary of SFX, pursuant to which the Company appoints SFX-94 as its exclusive sales agent for the sale of advertising and sponsorships. Pursuant to the Sales Agreement, the Company consented to SFX-94’s hiring of 25 members of the Company’s sales team, and SFX-94 agreed to sell advertising and sponsorships on behalf of the Company during the term of the Sales Agreement. SFX-94 also agreed to maintain adequate staffing levels, generally consistent with staffing levels currently maintained by the Company, for the Company’s sale of advertising and sponsorships. The Company agreed to pay SFX-94 a 25% commission on sales made by SFX-94. For barter transactions, the Company agreed to reimburse SFX-94 for any out of pocket and direct costs incurred by SFX-94 with respect to such barter sales (rather than the commission set forth above). Third party ad networks were be excluded from the Sales Agreement. For the year ended June 30, 2016, the Company was billed $424 in connection with the Sales Agreement. On September 22, 2015, the parties terminated the Sales Agreement, and the Company subsequently hired 8 members of the SFX sales team as of that date.

Advertising Revenue

During the year ended June 30, 2016, the Company provided credits on certain advertising and related services provided to SFX and its subsidiaries during the prior year. The total amount of such credits was $37 and such amounts increased the payable due to SFX as of June 30, 2016.

Marketing Expense

During the year ended June 30, 2015, SFX, and certain subsidiaries of SFX, provided certain marketing and related services to the Company. The total amount of marketing expense was $490 and such amount was due to SFX at June 30, 2015.

DraftDay

In October 2015 the Company entered into an agreement with DDGG to expand its rewards catalog and offer to its users the opportunity to redeem Viggle points for entry to DDGG’s fantasy sports contests. The Company agreed to pay DDGG the value of the entry fees for which points were redeemed. For the year ended June 30, 2016, $39 worth of Viggle points were redeemed for DDGG contest entry fees was terminated.

Software License and Services Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten years period. For the years ended June 30, 2016 and 2015, the Company recognized $500 and $500, of revenue related to this agreement. This license agreement was transferred to Perk in the sale of the Viggle assets on February 8, 2016.

Director Compensation

Each of our non-employee directors will receive an annual fee of $80, which includes attendance fees for four meetings a year. Each non-employee director will also receive an additional $7.50 for attendance at additional Board Meetings (over four). The chairperson of the Audit Committee will receive an additional fee of $15 per annum and the chairpersons of each other committee will receive an additional fee of $5 per annum. Each of the other members of the Audit Committee will receive $3 per annum and the other members of each of the other committees will receive a fee of $1 per annum. In 2015 and 2016, all director fees were paid through the issuance of options or priced as of the date of grant or restricted stock units. For additional information regarding the payment of fees to non-employee directors, see "Compensation of Non-Employee Directors" in Item 11 of this Annual Report on Form 10-K.

Securities Purchase Agreement

On October 24, 2014, the Company and SIC III, a company affiliated with Mr. Sillerman, entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000. Pursuant to the Securities Purchase Agreement, the Company agreed to issue up to 500 shares of Series C Convertible Redeemable Preferred Stock, and the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000 line of credit to the Company. The Company also agreed to issue to SIC III warrants to purchase 2,500 shares of the Company’s common stock for every $1,000 advanced under the Securities Purchase Agreement. The Securities Purchase Agreement provided that the warrants will be issued in proportion to the amounts the Company draws under the Securities Purchase Agreement, and that the exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of June 30, 2016, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at June 30, 2016, was $19,716, which includes accretion of the discount of $316 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note.) From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500 under the Note, the Company issued SIC III warrants to purchase 11,250 shares of the Company’s common stock. These warrants have an exercise price of $70.20, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500 under the Note, the Company issued SIC III warrants to purchase 38,750 shares of the Company's common stock. These warrants have an exercise price of $72.60, representing a price equal to 10% above the closing price of the Company's common stock on the day prior to issuance. The Warrants are exercisable for a period of five years from issuance.

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

Interest expense on the Note was $2,440 for the year ended June 30, 2016.

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

On November 25, 2014, SIC III purchased 3,000 shares of Series C Convertible Redeemable Preferred Stock for $3,000. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase 7,500 shares of the Company's common stock at an exercise price of $59.60, which was 10% above the closing price of the Company's shares on the date prior to issuance.

On March 16, 2015, SIC III purchased 7,000 additional shares of Series C Convertible Redeemable Preferred Stock for $7,000. In addition, in accordance with the Securities Purchase Agreement, the Company also issued SIC III warrants to purchase

17,500 shares of the Company’s common stock at an exercise price of $35.60, which was 10% above the closing price of the Company's shares on the date prior to issuance.

Demand Loans

During the year ended June 30, 2016, Mr. Sillerman made a number of demand loans (the "Loans") to the Company. The Loans included a loan of $1,500 on January 27, 2016, of $500 on March 20, 2016, of $500 on April 29, 2016, of $500 on May 16, 2016, and of $1,200 on June 27, 2016.

Each of the Loans bear interest at the rate of 12% per annum. Principal and interest due under the Loans shall be due and payable upon demand. The principal amount of the Loans may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company used the proceeds from the Loans to fund working capital requirements and for general corporate purposes.

As discussed above, on March 16, 2015, SIC III purchased 7,000 shares of Series C Convertible Preferred Stock pursuant to the Securities Purchase Agreement, for a purchase price of $7,000. The Company used the $7,000 proceeds from the sale of 7,000 shares of Series C Convertible Stock to repay $7,000 in principal amount of the Loans. In addition, the Company used $798 of the proceeds of the Loan on March 16, 2015 to pay all accrued and unpaid interest on the Loans. On June 1, 2015, the Company repaid an additional $5,000 in principal amount of the Loans. Accordingly, after the transactions described herein, the total outstanding principal amount of the Loans at June 30, 2016 is $0.

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

Secured Revolving Loans

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Mr. Sillerman, entered into a secured revolving loan agreement (the “January Secured Revolving Loan”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company could borrow up to $1,500. The January Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the January Secured Revolving Loan, the Company and the Subsidiaries entered into a Security Agreement with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company borrowed $1,500 under the January Secured Revolving Loan.

On March 29, 2016, SIC VI entered into a secured revolving line of credit agreement (the “March Secured Revolving Loan”) with the Company and the Subsidiaries, pursuant to which the Company could borrow up to $500.  The March Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the March Secured Revolving Loan, the Company and the Subsidiaries entered into a Security Agreement with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company borrowed $500 under the March Secured Revolving Loan.

On April 29, 2016, SIC VI entered into a secured revolving loan agreement (the “April Secured Revolving Loan”) with the Company and the Subsidiaries, pursuant to which the Company could borrow up to $500. The April Secured Revolving Loan bears interest at the rate of 12% per annum. The April Secured Revolving Loan matures on December 31, 2016, barring any events of default or a change of control of the Company. In connection with the April Secured Revolving Loan, the Company and the Subsidiaries entered into a Security Agreement with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company borrowed $500 under the April Secured Revolving Loan.

On May 16, 2016, SIC VI entered into a secured revolving loan agreement (the “May Secured Revolving Loan”) with the Company and the Subsidiaries, pursuant to which the Company could borrow up to $500. The May Secured Revolving Loan bears interest at the rate of 12% per annum. The May Secured Revolving Loan matures on December 31, 2016, barring any events of default or a change of control of the Company. In connection with the May Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement with SIC VI, under which the Company and the Subsidiaries granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company borrowed $500 under the May Secured Revolving Loan.

On June 27, 2016, SIC VI entered into a secured revolving loan agreement (the “June Secured Revolving Loan”) with the Company and the Subsidiaries, pursuant to which the Company can borrow up to $1,200. The June Secured Revolving Loan bears interest at the rate of 12% per annum. The June Secured Revolving Loan matures on December 31, 2016, barring any events of default or a change of control of the Company. In connection with the June Secured Revolving Loan, the Company and the Subsidiaries entered into a Security Agreement with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company borrowed $1,200 under the June Secured Revolving Loan.

Reaz Islam Loan

On June 27, 2016, the Company entered into a Convertible Promissory Note with Reaz Islam (“RI”), the Company's Chief of Staff, pursuant to which RI loaned the Company $300 (the “RI Convertible Note”).  The RI Convertible Note bears interest at a rate of 12% and matures on December 31, 2016. RI shall have the right to convert the RI Convertible Note into shares of the common stock of the Company at such time, on such terms, and in accordance with such procedures as Mr. Sillerman shall have the right to convert debt held by Mr. Sillerman or his affiliates into shares of the Company’s common stock. The RI Convertible Note is subordinate to any note held by Mr. Sillerman or his affiliates and RI has agreed to execute any agreement reasonably required in connection therewith.

Exchange Agreements

The Company entered into an Exchange Agreement on July 8, 2016, as amended July 20, 2016 (the "July Exchange Agreement"), with three of the affiliates of Mr. Sillerman, to allow for the exchange for shares of Common Stock of the Company of: (i) 3,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock and a Line of Credit Promissory Note, dated October 24, 2014, in the amount of $20,000 plus accrued interest held by SIC III; (ii) a Line of Credit Grid Promissory Note, dated June 12, 2015, as amended July 20, 2016 in the amount of $3,401 plus accrued interest held by SIC IV as of the date hereof; (iii) a Revolving Secured Promissory Note, dated January 27, 2016, in the amount of $1,500 plus accrued interest, a Revolving Secured Promissory Note, dated March 29, 2016, in the amount of $500 plus accrued interest, a Revolving Secured Promissory Note, dated April 25, 2016 in the amount of $500 plus accrued interest, a Revolving Secured Promissory Note, dated May 16, 2016, in the amount of $500 plus accrued interest and a Revolving Secured Promissory Note, dated June 27, 2016, in the amount of $1,200 plus accrued interest held by SIC VI; and (iv) up to an additional $5,000 under the Line of Credit Grid Promissory Note dated June 12, 2015 and amended July 20, 2016 held by SIC IV.

On August 22, 2016, the Company and three of the affiliates of Mr. Sillerman entered into an Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900 of debt held by SIC IV pursuant to a Line of Credit Grid Promissory Note dated as of June 11, 2015 (the “SIC IV Note”), is to be exchanged for 30,175 shares of the Company’s Series C Preferred Stock. The exchange price (and therefore the number of shares set forth above) is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the July Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements entered into in July 2016. The $900 of debt that remains outstanding under the SIC IV Note will also remain subject to the Exchange Agreement.

Related Approvals

Because each of the transactions (other than the DB Line) referred to in the foregoing sections entitled "Recapitalization Note", "Shared Service Agreement", "Sales Agency Agreement", "Advertising Revenue", "Marketing Expense", "DraftDay", "Software License and Services Agreement", "Director Compensation", "Securities Purchase Agreement", "Demand Loans", "Line of Credit Grid Note", "Secured Revolving Loans", "Reaz Islam Loan" and Exchange Agreements involved Mr. Sillerman and Mr.. Nelson, or their respective affiliates, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a majority of the independent members of the Board of Directors of the Company.

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

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company's Board must meet the criteria for independence required by The NASDAQ Capital Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. As previously noted, with the resignation of Birame Sock as a director the Company does not have a majority of independent directors and has been notified by NASDAQ that to maintain its listing it has 6 months from her resignation on August 1,2016 to fill appoint additional director(s) so that a majority will be independent

Peter Horan and Michael Meyer, whose biographical information is included above under the heading “Executive Officers and Directors of Function(x) Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by BDO USA, LLP to the Company and its subsidiaries with respect to the years ended June 30, 2016 and June 30, 2015 (fees are stated in dollars):

Description	2016	2015
Audit fees (1)	$416,750	$187,210
Audit-related fees (2)	160,370	—
Tax fees	20,500	18,685
All other fees	—	—
Total	$597,620	$205,895
(1)    Audit fees in 2016 and 2015 related to the audits and Form 10-K filings, the quarterly reviews and Form 10-Q filings, and the Form S-1 and 14-C filings.

(2)    Audit-related fees in 2016 related to accounting consultation services and audits and reviews of carveout financial statements in connection with the sale of the Viggle business.

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

(1) Financial Statements

See Table of Contents to Financial Statements at page 43.

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

Function(x) Inc.

October 11, 2016	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

Function(x) Inc.

October 11, 2016	By:	/s/ MICHELLE LANKEN
Michelle Lanken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	October 11, 2016
Robert F.X. Sillerman, Executive Chairman and Chief Executive Officer

By:	/s/ MICHELLE LANKEN	October 11, 2016
Michelle Lanken Chief Financial Officer

By:	/s/ BIRAME SOCK	October 11, 2016
Birame Sock, President and Chief Operating Officer

By:	/s/ MITCHELL J. NELSON	October 11, 2016
Mitchell J. Nelson, Director, Executive Vice President, and Secretary

By:	/s/ MICHAEL MEYER	October 11, 2016
Michael Meyer, Director

By:	/s/ PETER HORAN	October 11, 2016
Peter Horan, Director

EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.3	Form of Warrant (3)
10.1	Function(x) 2011 Executive Incentive Plan. (4)
10.2	Employment Agreement, dated February 16, 2011, between Function(x) Inc. and Robert F.X. Sillerman (5)
10.3	Shared Services and Reimbursement Agreement, dated February 15, 2011, between Circle Entertainment Inc. and Function(x) Inc. (6)

10.4	Promissory Note, dated February 8, 2011, between Robert F.X. Sillerman and Function(x) Inc. (7)
10.5	Asset Purchase Agreement, dated September 29, 2011, among Mobile Messaging Solutions (MMS), Inc., Watchpoints, Inc. and Function(x) Inc. (8)
10.6	Form of Unit Subscription Agreement for the Registrant's private placement in August of 2012 (9)
10.7	MMS Registration Rights Agreement (10)
10.8	Line of Credit Agreement dated December 23, 2011 between Function(x) Inc. and TIPPT Media Inc. (11)
10.9	Stockholders Agreement dated December 23, 2011 among Function(x) Inc., TIPPT Media Inc. and the other stockholders named therein. (12)
10.10	Loyalize Asset Purchase Agreement dated December 31, 2011 among Function(x) Inc., FN(x) I Holding Corporation and Trusted Opinion Inc. (13)
10.11	Amended and Restated Promotional Services Agreement, dated as of December 21, 2011, by and among TIPPT Media Inc., The 100 Mile Group, LLC and Jesse Itzler (14)
10.12	Form of Line of Credit Grid Promissory Note (15)
10.13	Form of Unit Subscription Agreement with respect to the registrant's private placement in May of 2012 (16)
10.14	Form of Warrant issued in the registrant's private placement in May of 2012 (17)
10.15	Limited Recourse Promissory Note issued by Tippt LLC in favor of the registrant, dated as of May 14, 2012 (18)
10.16	Amended and Restated Promissory Note issued by Tippt Media Inc. in favor of the registrant, dated as of May 14, 2012 (19)
10.17	Amended and Restated Stockholders Agreement, by and among Tippt Media, Inc., the registrant and the other stockholders of Tippt Media, Inc. (20)
10.18	Form of Line of Credit Grid Promissory Note dated as of June 29, 2012, issued by the registrant in favor of Sillerman Investment Company LLC (21)
10.19	Employment Agreement between Function(x) Inc. and John Small, dated as of August 16, 2011 (22)
10.20	Consulting Agreement between Viggle Inc. and Benjamin Chen, dated as of September 12, 2011 (23)

10.21	Employment Agreement, dated May 11, 2011 between Function(x) Inc. and Gregory Consiglio, as amended (24)
10.22	Amended and Restated Line of Credit Agreement, dated October 25, 2012, between Viggle Inc. and Sillerman Investment Company LLC (25)
10.23	Agreement and Plan of Merger, dated as of November 16, 2012 (26)
10.24	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 3, 2012, between Viggle Inc. and Sillerman Investment Company LLC (27)
10.25	Amended and Restated Line of Credit Grid Promissory Note, dated as of December 12, 2012, between Viggle Inc. and Sillerman Investment Company LLC (28)
10.26	Amended and Restated Line of Credit Grid Promissory Note, dated as of January 4, 2012, between Viggle Inc. and Sillerman Investment Company LLC (29)
10.27	Line of Credit Grid Promissory Note, dated as of February 11, 2013, between Viggle Inc. and Sillerman Investment Company II, LLC (30)
10.28	Term Loan Agreement, dated as of March 11, 2013, between Viggle Inc. and Deutsche Bank Trust Company Americas (31)
10.29	Guarantee Warrant (32)
10.30	$25,000,000 Line of Credit Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company II LLC (33)
10.31	Exchange Agreement, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (34)
10.32	8% Note, dated as of March 11, 2013, between Viggle Inc. and Sillerman Investment Company LLC (35)
10.33	Security Agreement for the $25,000,000 Line of Credit Note, dated as of March 11, 2013 (36)
10.34	Security Agreement for the 8% Note, dated as of March 11, 2013 (37)
10.35	Subordination Agreement dated as of March 11, 2013 (38)
10.36	Rescission Agreement dated as of September 16, 2013(39)
10.37	Waiver, dated as of September 16, 2013 (39)
10.38	Certificate of Elimination (39)
10.39	Certificate of Designations of the Series A Convertible Preferred Stock (39)
10.40	Certificate of Designations of the Series B Convertible Preferred Stock (39)
10.41	Exchange Agreement, dated as of September 16, 2013 (39)
10.42	Warrant (39)
10.43	PIPE Exchange Agreement (39)
10.44	Form of Subordination Agreement (40)
10.45	Form of Exchange Agreement for LOC Investors (41)
10.46	Form of Commitment Letter under New $25,000,000 Line of Credit (42)
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

10.64	Certificate of Designation of Series C Preferred Stock (60)
10.65	Securities Purchase Agreement dated October 24, 2014 by and between the Company and Sillerman Investment Company III, LLC (61)
10.66	Line of Credit Promissory Note, dated as of October 24, 2014 issued by the Company in favor of Sillerman Investment Company III, LLC (62)
10.67	Form of Warrant issuable pursuant to the Securities Purchase Agreement (63)
10.68	Registration Rights Agreement, dated as of October 24, 2014, by and between the Company and Sillerman Investment Company III LLC (64)
10.69	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the Company and Deutsche Bank Trust Company Americas (65)
10.70	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC and Deutsche Bank Trust Company Americas, and acknowledged by the Company (66)
10.71	Sales Agency Agreement dated January 22, 2015 by and between the Company and SFX-94 LLC (67)
10.72	Amended and Restated Shared Services Agreement (68)
10.73	Amendment to the Employment Agreement between the Company and Greg Consiglio (69)
10.74	Amendment to the Employment Agreement between the Company and Kevin Arrix (70)
10.75	Line of Credit Grid Promissory Note, dated as of June 11, 2015, by and between the Company and Sillerman Investment Company IV LLC (71)
10.76	Forbearance Agreement dated as of July 31, 2015 by and between Viggle Inc. and AmossyKlein Family Holdings, LLLP (72)

10.77	Asset Purchase Agreement by and among by and among MGT Sports, Inc., MGT Capital Investments, Inc., DraftDay Gaming Group, Inc., and Viggle Inc., dated as of September 8, 2015 (73)
10.78	Stockholders’ Agreement of DraftDay Gaming Group, Inc., dated as of September 8, 2015(74)
10.79	Form of Promissory Note between Viggle Inc. and MGT Sports, Inc.(75)
10.80	Separation Agreement between Viggle Inc. and Kevin Arrix(76)
10.81	Amended and Restated Employment Agreement between Viggle Inc. and Olga Bashkatova(77)
10.82	Subscription Agreement dated December 3, 2015 between Viggle Inc. and Sillerman Investment Company IV LLC(78)
10.83	Asset Purchase Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc.(79)
10.84	Credit Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc.(80)
10.85	Amendment to Amended and Restated Certificate of Incorporation(81)
10.86	Amendment to Employment Agreement of Mitchell J. Nelson(82)
10.87	Secured Revolving Promissory Note dated January 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(83)
10.88	Security Agreement dated January 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(84)
10.89	Certificate of Designation of Series D Preferred Stock(85)
10.90	Form of Exchange Agreement between DraftDay Fantasy Sports Inc. and MGT Sports, Inc.(86)
10.91	Secured Revolving Promissory Note dated March 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(87)
10.92	Security Agreement dated March 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(88)
10.93	Binding Term Sheet between DraftDay Fantasy Sports Inc. and Rant Inc.(89)
10.94	Secured Revolving Promissory Note dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(90)
10.95	Security Agreement dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(91)
10.96	Subscription Agreement, dated as of May 9, 2016, by and between DraftDay Fantasy Sports Inc. and Sillerman Investment Company III LLC(92)
10.97	Secured Revolving Promissory Note dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(93)
10.98	Security Agreement dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(94)
10.99	Exchange Agreement dated June 14, 2016 between DraftDay Fantasy Sports Inc. and MGT Sports, Inc.(95)
10.100	Secured Revolving Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports and Sillerman Investment Company VI LLC(96)
10.101	Security Agreement dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC(97)
10.102	Convertible Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Reaz Islam(98)
10.103	Employment Agreement between DraftDay Fantasy Sports Inc. and Michelle Lanken(99)
10.104	Asset Purchase Agreement between Function(x) Inc. and Rant, Inc.(100)

10.105	Certificate of Designation of Series E Preferred Stock(101)
10.106	Secured Convertible Note between Function(x) Inc. and Rant ,Inc.(102)
10.107	Note Purchase Agreement between Function(x) Inc. and Rant, Inc.(103)
10.108	Security Agreement between Function(x) Inc. and Rant, Inc.(104)
10.109	Subordination Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc.(105)
10.110	Intercreditor Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc.(106)
10.111	Securities Purchase Agreement dated July 8, 2016(107)
10.112	Security Agreement dated July 8, 2016 between Function(x) Inc. and holders of Debentures(108)
10.113	Registration Rights Agreement dated July 8, 2016(109)
10.114	Form of Debenture(110)
10.115	Form of Warrant(111)
10.116	Form of Lock-Up Agreement(112)
10.117	Exchange Agreement dated July 8, 2016 between Function(x) Inc. and Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, and Sillerman Investment Company VI LLC(113)
10.118	Amendment to Securities Purchase Agreement and Consent to Modify Debentures dated July 20, 2016(114)
10.119	Amendment to Subordination Agreement dated July 20, 2016(115)
10.120	Amendment to Exchange Agreement dated July 20, 2016(116)
10.121	Employment Agreement of Birame Sock(117)
10.122	Amended and Restated Certificate of Designations of the Series C Preferred Stock of Function(x) Inc.(118)
10.123	Note Exchange Agreement dated August 22, 2016 between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC and Sillerman Investment Company VI LLC(119)
10.124	Amendment to Certificate of Incorporation of Function(x) Inc.(120)
10.125	Securities Purchase Agreement between Function(x) Inc. and Perk Inc.(121)
14.1	Code of Business Conduct and Ethics (122)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer*
31.2	Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
99.1	Press release, dated as of September 21, 2015, announcing financial results for the quarter and year ended June 30, 2015*

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012

(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 to the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 18, 2014

(57)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(61)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(62)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(63)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(64)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(65)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(66)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(67)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(68)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(69)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(70)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(71)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 12, 2015
(72)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2015
(73)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(74)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(75)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(76)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 2, 2015
(77)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2015
(78)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2015
(79)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on December 14, 2015
(80)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on December 14, 2015
(81)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on January 28, 2016
(82)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 28, 2016
(83)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 2, 2016
(84)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 2, 2016
(85)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 30, 2016

(86)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(87)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(88)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(89)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 29, 2016
(90)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(91)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(92)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2016
(93)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 20, 2016
(94)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 20, 2016
(95)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 17, 2016
(96)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(97)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(98)	Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(99)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 6, 2016
(100)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(101)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(102)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(103)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(104)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(105)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(106)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(107)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(108)	Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(109)	Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(110)	Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(111)	Incorporated by reference to Exhibit 10.10 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(112)	Incorporated by reference to Exhibit 10.11 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(113)	Incorporated by reference to Exhibit 10.12 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(114)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on July 26, 2016

(115)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on July 26, 2016
(116)	Incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on July 26, 2016
(117)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 3, 2016
(118)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on August 22, 2016
(119)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 22, 2016
(120)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on September 16, 2016
(121)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 6, 2016
(122)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011