Form 10-K/A
period 2016-06-30
Function(x) Inc.
filed 2016-10-21
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File No. 001-33902

Function(x) Inc.
(Exact name of Registrant as specified in its charter)

Delaware    33-0637631

(State or other jurisdiction of incorporation or

organization)	(I.R.S. Employer Identification Number)

902 Broadway 11th Floor
New York, New York 10010
(Address of Principal Executive Offices and Zip Code) Registrant’s Telephone Number, Including Area Code: (212) 231-0092
Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer
Non-accelerated filer     Smaller reporting company     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on the closing price of such stock on the NASDAQ stock market on such date, was $17,235,392.

As of September 30, 2016, there were 3,056,353 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Function(x) Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K, originally filed on October 12, 2016. This Amendment is being filed to include the correct version of Exhibit 23.1 (Consent of the independent registered public accounting firm). The original Form 10-K was filed with an incorrect version of Exhibit 23.1.

This Amendment is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 for the sole purpose of including the correct version of Exhibit 23.1 and does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FUNCTION(X) INC.

October 21, 2016                     By: /s/ MICHELLE LANKEN
Michelle Lanken
Chief Financial Officer