Form 10-K/A
period 2016-06-30
Function(x) Inc.
filed 2016-10-24
CIK 725876

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

EXPLANATORY NOTE

Function(x) Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K, originally filed on October 12, 2016. This Amendment is being filed to include the correct version of Exhibit 23.1 (Consent of the independent registered public accounting firm). The original Form 10-K was filed with an incorrect version of Exhibit 23.1. This further corrects Amendment No. 1 on Form 10-K/A, originally on filed October 21, 2016. Amendment No. 1 was filed with an incorrect version of Exhibit 23.1.

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