Form 10-Q
period 2016-09-30
Function(x) Inc.
filed 2016-11-22
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2016, based on the closing price of such stock on the NASDAQ stock market on such date, was $5,836.112.

As of November 11, 2016, there were 3,192,657 shares of the registrant’s common stock outstanding.

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

As used in this report:

•	"Function(x)" refers to Function(x) Inc., a Delaware corporation formerly known as DraftDay Fantasy Sports Inc. and Viggle Inc. (also herein referred to as "the Company")

•	"App" refers to the free Viggle application (also herein referred to as the "Viggle App")

•	"We", "us" and "our" refer to Function(x) and its subsidiaries, individually, or in any combination

•	"SFX" refers to SFX Entertainment Inc., a company affiliated with Robert F.X. Sillerman, the Company's Executive Chairman, Chief Executive Officer, and a Director (hereinafter, "Mr. Sillerman")

•	"SIC" refers to Sillerman Investment Company, LLC, a company affiliated with Mr. Sillerman

•	"SIC II" refers to Sillerman Investment Company II, LLC, a company affiliated with Mr. Sillerman

•	"SIC III" refers to Sillerman Investment Company III, LLC, a company affiliated with Mr. Sillerman

•	"SIC IV" refers to Sillerman Investment Company IV, LLC, a company affiliated with Mr. Sillerman

•	"SIC VI" refers to Sillerman Investment Company VI, LLC, a company affiliated with Mr. Sillerman

All dollar amounts in this report, except per share amounts, unless indicated otherwise, are in thousands.

ITEM 1.  FINANCIAL STATEMENTS

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$827	$537
Marketable securities	—	2,495
Accounts receivable (net of allowance for doubtful accounts of $20 at September 30, 2016 and June 30, 2016)	383	307
Prepaid expenses	53	226
Other receivables	127	114
Other current assets	14	110
Current assets of discontinued operations	20	39
Total current assets	1,424	3,828
Restricted cash	435	440
Property & equipment, net	1,337	1,414
Intangible assets, net	10,229	5,339
Goodwill	18,859	11,270
Other assets	786	748
Total assets	$33,070	$23,039

Liabilities, convertible redeemable preferred stock and stockholders' equity/(deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,484	$11,625
Deferred revenue	682	637
Current portion of loans payable, net	8,853	8,996
Common stock warrant liability	1,500	—
Current liabilities of discontinued operations	2,830	2,851
Total current liabilities	23,349	24,109
Loans payable, less current portion	—	19,716
Deferred revenue	3,229	3,429
Common stock warrant liability	10	10
Other long-term liabilities	929	951
Total liabilities	27,517	48,215

Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of September 30, 2016 and June 30, 2016	—	—

Commitments and contingencies

Stockholders' equity/(deficit):
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of September 30, 2016 and June 30, 2016	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 33,175 and 3,000 shares as of September 30, 2016 and June 30, 2016, respectively	33,912	4,940
Series D Preferred Stock, $1,000 stated value, authorized 150 shares, issued and outstanding -0- shares as of September 30, 2016 and June 30, 2016	—	—
Series E Convertible Preferred Stock, $1,000 stated value, authorized 10,000 shares, issued and outstanding 4,435 and -0- shares as of September 30, 2016 and June 30, 2016, respectively	7,600	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 3,056,353 and 3,023,753 shares as of September 30, 2016 and June 30, 2016, respectively	3	3

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Additional paid-in-capital	410,995	409,765
Treasury stock, 10,758 shares at September 30, 2016 and June 30, 2016	(11,916)	(11,916)
Accumulated deficit	(435,650)	(428,380)
Accumulated other comprehensive income	—	(361)
Noncontrolling interest	609	773
Total stockholders' equity/(deficit)	5,553	(25,176)
Total liabilities and stockholders' equity/(deficit)	$33,070	$23,039

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues	$659	$922
Selling, general and administrative expenses	(4,040)	(7,700)
Operating loss	(3,381)	(6,778)

Other expense:
Other (expense)/income, net	(2,485)	2
Interest expense, net	(1,651)	(856)
Total other expense	(4,136)	(854)

Net loss before provision for income taxes	(7,517)	(7,632)

Income tax expense	—	—

Net loss from continuing operations	$(7,517)	$(7,632)

Net loss from discontinued operations	(36)	(5,780)

Net loss	(7,553)	(13,412)

Accretion of Convertible Redeemable Preferred Stock	22	74

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(494)	(307)

Add: Net loss attributable to non-controlling interest	283	168

Net loss attributable to Function(x) Inc. common stockholders	$(7,742)	$(13,477)

Net loss per common share - basic and diluted:
Continuing operations	$(2.52)	$(6.46)
Discontinued operations	$(0.01)	$(4.85)
Net loss per share attributable to Function(x) Inc. common stockholders - basic and diluted	$(2.53)	$(11.31)

Weighted average common shares outstanding - basic and diluted	3,053,796	1,191,434

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net loss	$(7,553)	$(13,412)
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	(289)	—
Reclass of available for sale securities to Consolidated Statements of Operations	650	—
Other comprehensive income	361	—
Comprehensive loss	$(7,192)	$(13,412)

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(amounts in thousands)
(Unaudited)

	Common Stock	Series C Preferred Stock	Series E Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance July 1, 2016	$3	$4,940	$—	$409,765	$(11,916)	$(361)	$(428,380)	$773	$(25,176)
Net loss							(7,270)	(283)	(7,553)
Unrealized loss on marketable securities						(289)			(289)
Sale of Perk shares						650			650
Termination of Sportech MSA								119	119
Issuance of Series C shares		28,500		1,675					30,175
Issuance of Series E shares			7,600						7,600
Accretion of Series C Convertible Redeemable Preferred Stock		(22)		22					—
Undeclared Series C Preferred Stock Dividend		494		(494)					—
Restricted stock - share based compensation				15					15
Employee stock options - share based compensation				12					12
Balance September 30, 2016 (unaudited)	$3	$33,912	$7,600	$410,995	$(11,916)	$—	$(435,650)	$609	$5,553

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(7,553)	$(13,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	15	4,991
Employee stock options - share based compensation	12	173
Fair value adjustments on loans payable and preferred stock	—	50
Loss on sale of Perk shares and warrants	2,193	—
Depreciation and amortization	687	1,196
Accretion of debt issuance costs and discount	1,075
Changes in operating assets and liabilities:
Accounts receivable, net	(76)	732
Other receivables	(13)	106
Prepaid expenses	173	(58)
Other assets	58	(140)
Deferred revenue	(155)	3,082
Accounts payable and accrued expenses	(591)	(30)
Reward points liability	—	(285)
Other liabilities	(21)	92
Net cash used in operating activities	(4,196)	(3,503)

Investing activities:
Acquisitions, net of cash acquired	—	535
Sale of Perk shares and warrants	1,300	—
Net cash provided by investing activities	1,300	535

Financing activities:
Proceeds from loans	4,348	5,000
Repayments on loans	(1,162)	(3,000)
Payments related to contingent consideration	—	(1,728)
Net cash provided by financing activities	3,186	272

Net increase (decrease) in cash	290	(2,696)
Cash at beginning of period	537	4,217
Cash at end of period	$827	$1,521

Supplemental cash flow information:
Cash paid during the period for interest	$30	$—

Non-Cash investing and financing activities:
Series C conversion with SIC III, SIC IV, and SIC VI notes	$28,500	$—
Series E issuance in connection with the Rant acquisition (Note 6)	7,600	—
Rant Note issuance in connection with the Rant acquisition (Note 6)	3,500
Common stock and warrants issued for DraftDay acquisition	—	1,757
Common stock and warrants issued for management service contracts	—	3,475
See accompanying Notes to Consolidated Financial Statements
Function(x) Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation and Consolidation

Overview

On January 27, 2016, Function(x) Inc. ("Company", "Function(x)" and "we") changed its name from Viggle Inc. to DraftDay Fantasy Sports, Inc. ("DraftDay"), and changed its ticker symbol from VGGL to DDAY. On June 10, 2016, the Company changed its name from DraftDay Fantasy Sports, Inc. to Function(x) Inc., and changed its ticker symbol from DDAY to FNCX. It now conducts business under the name Function(x) Inc.

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and DraftDay Gaming Group, Inc. ("DDGG").  The Company has nine wholly-owned subsidiaries, Function(x) Inc., Project Oda, Inc., Sports Hero Inc., Loyalize Inc., Viggle Media Inc., VX Acquisition Corp., Nextguide Inc., Wetpaint.com, Inc. ("Wetpaint"), and Choose Digital, Inc. ("Choose Digital"), each a Delaware corporation. DraftDay owns approximately 60% of the issued and outstanding common stock of DDGG, and also appoints a majority of the members of its Board of Directors.

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

On July 12, 2016, the Company and RACX Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses (the “Rant Assets”). The Company acquired assets of Rant for approximately $1,990 in assumed liabilities, a $3,000 note, and 4,435 shares of Series E Convertible Preferred stock which, upon satisfaction of certain conditions including shareholder approval, will be convertible into shares of our common stock equal to 22% of the fully diluted shares outstanding, in a move to become a market leader in social publishing.

On September 16, 2016,the Company amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). Owners of fractional shares outstanding after the Reverse Stock Split will be paid cash for such fractional interests. The effective date of the Reverse Stock Split is September 16, 2016. All common stock share amounts disclosed in these financial statements have been adjusted to reflect the Reverse Stock Split.

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

2.  Lines of Business

The Company conducts business through three operating segments:Wetpaint, Choose Digital, and DDGG. These operating segments are described below.
Through Wetpaint, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 55 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

To enhance our digital publishing business, the Company recently acquired assets of Rant Inc. ("Rant'), a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. The combined Wetpaint and Rant properties currently have approximately 13.5 million fans on their Facebook pages and generate an average of 14.4 million visits per month.
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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

Marketable Securities

In February 2016, the Company received 1,370,000 shares of Perk's stock, which is publicly traded on the Toronto Stock Exchange, as part of the consideration in the sale of assets described in the Perk Agreement. These securities are short-term marketable securities, and have been classified as “available-for-sale” securities. Pursuant to Accounting Standards Codification ("ASC") 320-10, “Investments - Debt and Equity Securities” the Company's marketable securities are marked to market on a quarterly basis, with unrealized gains and losses recorded in equity as Other Comprehensive Income/Loss. On September 30, 2016, the

Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of $2,193 in the Other Expense line item of the Consolidated Statements of Operations for the three months ended September 30, 2016.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of September 30, 2016 and June 30, 2016 was $20.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended September 30, 2016 and September 30, 2015 were $0.

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

Property and Equipment

Property and equipment (consisting primarily of computers, software, furniture and fixtures, and leasehold improvements) is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that they are consistent with the anticipated pattern of future economic benefits.  Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized. Gains and losses on disposals are included in the results of operations.  The estimated useful lives of the Company's property and equipment is as follows: computer equipment and software: 3 years; furniture and fixtures: 4 years; and leasehold improvements: the lesser of the lease term or life of the asset.

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

For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Company's reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units.Where goodwill has been allocated to a reporting unit and part of the operation within that unit is disposed of, the goodwill associated with the disposed operation is included in the carrying amount of the operation when determining the gain or loss on disposal. Goodwill disposed in these circumstances is measured based on the relative fair values of the disposed operation and the portion of the reporting units retained.

As required by ASC 350, "Goodwill and Other Intangible Assets", the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. As noted above, the Company has three reporting units. The annual goodwill impairment test is a two step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

Historically, the Company had one reporting unit. However, in connection with the sale of a significant portion of the Company's assets (see Note 1, Basis of Presentation and Consolidation), the remaining operations were divided into three reporting units (see Note 4, Segments). The Company engaged a third-party valuation firm to test the Choose Digital and Wetpaint reporting units for goodwill impairment. The DDGG reporting unit was not tested for impairment at December 31, 2015 as the acquisition of this entity occurred in September 2015. The Company determined that the fair value of both of the Wetpaint and Choose Digital reporting units were significantly below their respective carrying values, indicating that goodwill related to these reporting units may be impaired. The Company determined the fair value of all long-lived assets other than goodwill related to each reporting unit and calculated the residual goodwill value for each. Upon comparing the residual goodwill values to the respective carrying values, the Company determined that there was an impairment loss on both the Choose Digital and Wetpaint reporting units.

The Company recorded an impairment loss of $4,335 related to the Choose Digital reporting unit and $10,708 related to the Wetpaint reporting unit during the three months ended December 31, 2015. Upon the finalization of the December 31, 2015 Choose Digital and Wetpaint goodwill impairment analysis, the consolidated goodwill ending balances as of March 31, 2016 were adjusted by $3,350 at June 30, 2016. The Company also recorded an additional goodwill impairment loss of $1,672 in the Selling, general and administrative expense line and reduced the gain on the sale of the Viggle Business by $1,672 in the Consolidated Statement of Operations during the nine months ended March 31, 2016 as a result of the finalization of the December 2015 Choose Digital and Wetpaint impairment analysis. There were no impairments recorded during the three months ended September 30, 2016.

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

Other Long-Lived Assets

The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, “Property, Plant, and Equipment” ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (fair value) are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

At June 30, 2015, the Company determined that certain intangible assets related to the acquisition of Choose Digital (see Note 6, Acquisitions for further detail regarding the Choose Digital acquisition) were impaired. Due to a shift in the Company's business operations and utilization of its resources, during the fourth quarter of fiscal 2015 the Company determined that intangible assets related to customer relationships and trade name no longer had value. Therefore, such assets were written off as of June 30, 2015. The total amount of the write-off was $2,085.

At December 31, 2015, as described above, the Company determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, the Company recorded a loss of $1,331 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,418 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the three months ended December 31, 2015. No impairments were recorded during the three months ended September 30, 2016.

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

No impairments were recorded during the three months ended September 30, 2016.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amount of $1,498 as of September 30, 2016 and $1,498 as of June 30, 2016, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software. The change in capitalized software is due to impairment of long-term assets related to the Choose Digital and Wetpaint businesses described earlier, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs.

DDGG Player Deposits

The Company maintains a separate bank account to hold player deposits in accordance with current industry regulations. The player deposits bank account represents money reserved for player withdrawals and winnings. Accordingly, the Company records an offsetting liability at the time of receipt of player deposits.

Deferred Rent

The Company leases its corporate office, and as part of the lease agreement the landlord provided a rent abatement for the first 10 months of the lease. In 2014, the Company entered into two lease agreements for its satellite offices which provided for tenant improvement work sponsored by the landlords. The abatement and landlord sponsored improvements have been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight-line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense. The satellite office leases were terminated in Fiscal 2016. The Company wrote-off residual leasehold improvement and deferred rent balances related to landlord sponsored tenant improvement work, and recorded a write-off of $83 in the Consolidated Statements of Operations for the year ended June 30, 2016.

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

The Company recognized barter revenue and barter expense in the amount of $0 and $2,609 for the three months ended September 30, 2016 and September 30, 2015, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended September 30, 2016 and September 30, 2015 was $32 and $3,321, respectively.

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

During the three months ended September 30, 2016, there have been no significant changes related to the Company's critical accounting policies and estimates as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” (ASU 2016-16”). This update eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In May 2016, FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition. ASU 2016-12 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"). The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. This update focuses on clarifying the following two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

Information about reportable segments:

	Three Months Ended September 30,
	Wetpaint		Choose Digital		DDGG		Total
	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	371	516	58	198	105	83	534	797
Inter-segment revenues (1)	—	—			—	—	—	—

Net loss, net of income taxes (2)	(2,077)	(1,857)	(401)	(484)	(752)	26	(3,230)	(2,315)

Notes:
(1) The Choose Digital business provides digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost in this schedule and in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.
(3) Assets and liabilities are not presented as they are reviewed at the consolidated level by management and not accounted for by segment.

Reconciliation of revenues attributable to reportable segments to consolidated revenues from continuing operations:

	Three Months Ended September 30,
	2016	2015
Revenues attributable to reportable segments	$534	$797
Licensing revenues related to SFX licensing agreement	125	125
Other revenues	—	—
Revenues per Consolidated Statements of Operations	$659	$922

Reconciliation of net loss for reportable segments, net of income taxes to consolidated net loss from continuing operations, net of income taxes:

	Three Months Ended September 30,
	2016	2015
Net loss for reportable segments, net of income taxes	(3,230)	(2,315)
Other net gain (loss)	(2,478)	—
	(5,708)	(2,315)

Stock compensation related to corporate financing activities (1)	—	(4,250)
Corporate expenses allocated to discontinued operations (2)	(158)	(211)
Interest expense (3)	(1,651)	(856)
Consolidated net loss from continuing operations, net of income taxes	(7,517)	(7,632)

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

(3) Interest expense related to corporate debt instruments is not allocated to reportable segments.

Total assets for reportable segments:

	September 30, 2016
	Wetpaint	Choose Digital	DDGG	Total
Total assets for reportable segments	$21,740	$5,273	$4,021	$31,034

	June 30, 2016
	Wetpaint	Choose Digital	DDGG	Total
Total assets for reportable segments	$8,495	$5,416	$3,740	$17,651

Reconciliation of assets attributable to reportable segments to consolidated assets of continuing operations:

	September 30, 2016	June 30, 2016
Total assets for reportable segments	$31,034	$17,651
Other assets (1)	2,016	5,349
Total consolidated assets, net of current and non-current assets of discontinued operations	$33,050	$23,000

Notes:
(1) Corporate assets that are not specifically related to any of the reporting units.

The Company continues to support the cash needs and operations of DDGG. As of September 30, 2016 the Company has transferred $736 to the DDGG subsidiary. A portion of these transfers, or $500, was funded as part of the purchase price commitment. The remaining transfers are part of the subscription agreement entered into with DDGG on May 12, 2016 (see Note 16, Subsequent Events).

On July 12, 2015, to enhance our digital publishing business, we recently acquired assets of Rant. Rant is a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. Rant results of operations are included in the Company's digital publishing segment, Wetpaint.

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

On December 13, 2015, the Parent entered into the Perk Agreement. Perk’s shares are currently traded on the Toronto Stock Exchange. On February 8, 2016, pursuant to the Perk Agreement, the Company completed the sale of the assets related to the Company’s rewards business, including Viggle’s application, to Perk. The total consideration received net of transaction fees was approximately $5,110, and consisted of the following:

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
At the time the Company entered into the Perk Agreement, Perk provided the Company with a $1,000 secured line of credit, which the Company fully drew down. The Company had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by130,000. The Company exercised this option and received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

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

The Company recognized a gain of $1,060 on this transaction, net of transaction fees associated with the sale of the Viggle rewards business.

Results of operations classified as discontinued operations:

	Three Months Ended September 30,
	2016	2015
Revenues	$—	$4,130
Cost of watchpoints and engagement points	—	(2,022)
Selling, general and administrative expenses	(36)	(7,866)
Loss before income taxes	(36)	(5,758)

Income taxes (see Note 13, Income Taxes)	—	(22)
Net loss	$(36)	$(5,780)

Current assets and non-current assets used in discontinued operations:

	September 30, 2016	June 30, 2016
Current assets:
Accounts receivable, net	$20	$39
Prepaid expenses	—	—
Current assets of discontinued operations	$20	$39

Non-current assets:
Property and equipment, net	$—	$—
Intangible assets, net	—	—
Goodwill	—	—
Other assets	—	—
Non-current assets of discontinued operations	$—	$—

Current liabilities and non-current liabilities used in discontinued operations:

	September 30, 2016	June 30, 2016
Current liabilities:
Accounts payable and accrued expenses	$2,609	$2,634
Reward points payable		—
Current portion of loan payable	221	217
Current liabilities of discontinued operations	$2,830	$2,851

Non-current liabilities:
Other long-term liabilities	$—	$—
Non-current liabilities of discontinued operations	$—	$—

6.  Acquisitions

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital, a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.

In connection with the acquisition, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,792. Such amount was accrued in the accompanying Consolidated Balance Sheets as of June 30, 2015. On June 24, 2015, the Company determined that the maximum amount of contingent consideration of $4,792 should be recorded. As such, the Company adjusted the original estimate of contingent consideration of $2,570 to $4,792. The increase of $2,222 was recorded as an expense and included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended June 30, 2015. On July 31, 2015, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provides that the Company will make monthly installment payments to the Stockholders, beginning on July 31, 2015 and ending on January 29, 2016. Specifically, the Company agreed to pay $668 on July 31, 2015; $532 on August 31, 2015; $528 on September 30, 2015; $524 on October 31, 2015; $521 on November 30, 2015; $517 on December 31, 2015; and $1,754 on January 29, 2016. The scheduled payments include $170 of interest and $82 of legal fee charges. The Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein’s counsel in the event the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016.

On May 12, 2016. the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,754. The Forbearance Agreement now provides that the Company will make a payment of approximately $300 by May 18, 2016, and thereafter, the Company will make monthly payments of $100, plus interest at a rate of 9% per annum, until the remaining amount is paid in full. In addition, the Company agreed to pledge 100,000 shares of common stock it holds in Perk.com, Inc. as collateral for these obligations. Finally, the Company agreed if it consummates a sale of a substantial part of its assets or a public equity offering, the Company will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. The Company also delivered an amended confession of judgment that it had previously delivered to AmossyKlein, which will be held in escrow by AmossyKlein's counsel in the event the Company does not make installment payments as set forth in the amended Forbearance Agreement. During the three months ended September 30, 2016, the Company paid approximately$400 under the Forbearance Agreement.

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

Acquisition of DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DDGG entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following:

(a) 63,647 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234 due September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (the "MGT Note"), and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share.

In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 4,232 shares of its Common Stock, (b) a promissory note in the amount of $16 due September 29, 2015 and (c) a promissory note in the amount of $125 due March 8, 2016, and DDGG issued: (i) 150 shares of its common stock and (ii) a warrant to purchase 150 shares of DDGG common stock at $400 per share.

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
As a result of the transactions described above, the Company owns a total of 11,250 shares of DDGG common stock, Sportech Inc., an affiliate of Sportech, owns 9,000 shares of DDGG common stock, MGT Sports owns 2,550 shares of DDGG common stock and an additional third party owns 150 shares of DDGG common stock.  In addition, MGT Sports holds a warrant to purchase 1500 shares of DDGG common stock at an exercise price of $400 and an additional third party holds a warrant to purchase 350 shares of DDGG common stock at $400 per share. On September 8, 2015, the various stockholders of DDGG entered into a Stockholders Agreement (the “Stockholders Agreement”).  The Stockholders Agreement provides that all stockholders will vote their shares of DDGG common stock for a Board comprised of three members, two of which will be designated by the Company and one of which will be designated by Sportech.  Mr. Sillerman will serve as the Chairman of DDGG. The Stockholders Agreement also provides customary rights of first refusal for the various stockholders, as well as customary co-sale, drag along and preemptive rights.

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
On May 12, 2016, the Company entered into a subscription agreement with DDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred a total of $550 to the DDGG subsidiary since the date of acquisition and through November 20, 2016.
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
The outstanding balance of the Kuusamo Promissory Notes was $55 and $54 at September 30, 2016 and June 30, 2016, respectively.  The Company recorded $5 in interest expense for the year ended June 30, 2016.
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
This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations". Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of the DraftDay Business have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer lists and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized. Such valuations are being conducted using Level 3 inputs as described in ASC 820, "Fair Value Measurements and Disclosures", that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

A summary of the fair value of consideration transferred for this acquisition and the fair value of the assets and liabilities at the date of acquisition is as follows (amounts in thousands):

Consideration transferred:
Shares of the Company's common stock on closing market price at issuance	$1,760
Notes issued to sellers	2,250
Total consideration transferred	$4,010

Purchase allocation:
Goodwill	$1,591
Intangible assets	3,012
Other Assets	799
Total liabilities	(1,392)
$4,010

The operations of this acquisition are not material, and thus, pro forma disclosures are not presented.

Rant

On July 12, 2016, the Company, and RACX Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses, including but not limited to the www.rantsports.com, www.rantlifestyle.com, www.rantchic.com, www.rantgirls.com, www.rant-inc.com, www.rantstore.com, www.rantcities.com, www.rantcars.com, www.rantfinance.com, www.ranthollywood.com , www.rantfood.com, www.rantgamer.com, www.rantgizmo.com, www.rantpets.com, www.rantplaces.com, www.rantpolitical.com, www.rantmn.com, www.rantbeats.com, www.rantgirls.com, www.rantstore.com, www.rantcities.com, www.rantranet.com, and www.rantmovies.com websites (the “Rant Assets”).

In consideration for the purchase of the Rant Assets, the Company (i) delivered a Secured Convertible Promissory Note (the “Secured Convertible Note”) to Rant in the amount of $3,000; (ii) assumed approximately $1,990 of liabilities of Rant (the “Assumed Liabilities”) and (iii) delivered the stock consideration of $7,600 described below.

The $3,000 Secured Convertible Note matures on July 8, 2017 barring any events of default or a change of control of the Company. The Secured Convertible Note bears interest at 12% per annum, payable at maturity. At the election of Rant, the Secured Convertible Note is convertible into shares of the Company's common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into Common Stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Note has been satisfied or converted (for the purposes hereof Robert F.X. Sillerman is the Company’s Executive Chairman and Chief Executive Officer and/or any affiliate of Robert F.X. Sillerman is herein collectively, “Sillerman”). In connection with the Secured Convertible Note, the Company has entered into a Note Purchase Agreement (the “NPA”) and a Security Agreement (the “Rant Security Agreement”) with Rant, under which the Company has granted Rant a continuing security interest in substantially all assets of the Company. In connection with the issuance of the Secured Convertible Note, Sillerman and Rant entered into a subordination agreement subordinating repayment of the notes to the Debentures (as described in (b) hereof) and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them.
In connection with the Asset Purchase Agreement, and in addition to the consideration represented by the Secured Convertible Note and the Assumed Liabilities, the Company issued to Rant 4,435 shares of Company Series E Convertible Preferred Stock which, upon satisfaction of certain conditions including shareholder approval, will be convertible into shares of Company common stock equal to 22% of the outstanding common stock of the Company. The number of shares will be adjusted for dilution between the date of closing and the date of any public offering by the Company of its common stock and to reflect additional capital structure changes through the first of (i) the date Sillerman converts debt and preferred shares to common shares pursuant to the Exchange Agreement just before an offering of the Company’s common stock closes or (ii) March 31, 2017.

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations". Under the acquisition method, the consideration transferred is measured at the acquisition closing date. The assets of Rant have been measured based on various preliminary estimates using assumptions that the Company’s management believes are reasonable utilizing information currently available. Use of different estimates and judgments could yield different results. The Company has performed a preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the purchase price allocated to goodwill. The Company has not completed the analysis of certain acquired assets and assumed liabilities, including, but not limited to, other identifiable intangible assets such as customer lists and technology. However, the Company is continuing its review of these items during the measurement period, and further changes to the preliminary allocation will be recognized as the valuations are finalized. Such valuations are being conducted by a third party valuation expert using Level 3 inputs as described in ASC 820, "Fair Value Measurements and Disclosures", that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date is as follows:

Goodwill	$7,589
Intangible assets	5,500
Total liabilities	(1,990)
$11,099

7.  Property and Equipment

Property and Equipment consists of the following:

	September 30, 2016	June 30, 2016

Leasehold Improvements	$2,261	$2,261
Furniture and Fixtures	588	588
Computer Equipment	456	456
Software	164	164
Total	3,469	3,469
Accumulated Depreciation and Amortization	(2,132)	(2,055)
Property and Equipment, net	$1,337	$1,414

Depreciation and amortization charged to selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 amounted to $77 and $53, respectively.

8.  Intangible Assets and Goodwill

		September 30, 2016			June 30, 2016
Description	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value
Wetpaint technology	60 months	$4,952	$(3,368)	$1,584	$4,952	$(3,276)	$1,676
Wetpaint trademarks	276 months	1,453	(427)	1,026	1,453	(415)	1,038
Wetpaint customer relationships	60 months	917	(832)	85	917	(827)	90
Choose Digital licenses	60 months	829	(574)	255	829	(559)	270
Choose Digital software	60 months	627	(234)	393	627	(212)	415
DraftDay tradename	84 months	180	(50)	130	180	(38)	142
Draftday non-compete agreements	6 months	30	(30)	—	30	(30)	—
DraftDay internally generated capitalized software	60 months	1,498	(394)	1,104	1,498	(303)	1,195
DraftDay customer relationships	24 months	556	(456)	100	556	(351)	205
Rant trademarks	120 months	2,700	(56)	2,644	—	—	—
Rant content	24 months	650	(68)	582	—	—	—
Rant technology	60 months	1,500	(64)	1,436	—	—	—
Rant advertising relationships	24 months	650	(68)	582	—	—	—
Other	various	326	(18)	308	326	(18)	308
Total		$16,868	$(6,639)	$10,229	$11,368	$(6,029)	$5,339

See Note 3, Summary of Significant Accounting Policies, for a discussion of the write-downs recorded with respect to intangible assets related to the Wetpaint and Choose Digital businesses in the quarter ended December 31, 2015 and to the DraftDay business in the quarter ended June 30, 2016. The changes in the gross amounts and useful lives of intangibles related to the Wetpaint, Choose Digital and DraftDay businesses, and to internally generated capitalized software, are a result of these write-downs during the three months ended December 31, 2015 and June, 30, 2016, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs. See Note 6, Acquisitions, for a detailed description of DraftDay and Rant assets and liabilities purchased and their fair values on the date of the acquisition.

Amortization of intangible assets included in selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 amounted to $610 and $797, respectively.

Future annual amortization expense expected is as follows:

Years ending June 30,
2017	$2,370
2018	$3,026
2019	$1,730
2020	$1,367
2021	$1,036

Goodwill consists of the following:

Description	Amount
Balance at July 1, 2016	$11,270
Rant preliminary purchase price allocation	7,589
Balance at September 30, 2016	$18,859

9. Loans Payable

		Total
	Maturity Date	Facility Amount	September 30, 2016	June 30, 2016
Convertible Debentures (the "Debentures"), net of discount	7/11/2017	$4,444	$3,155	$—
Secured Convertible Promissory Note (the "Secured Convertible Note")	7/8/2017	3,000	3,500	—
Line of Credit Promissory Note (the "Note")	10/24/2017	20,000	—	19,716
Line of Credit Grid Note (the "Grid Note")	12/31/2016	10,000	900	4,563
Secured Line of Credit (the "Secured Revolving Loan I")	12/31/2016	1,500	—	1,500
Secured Line of Credit (the "Secured Revolving Line of Credit")	12/31/2016	500	—	500
Secured Revolving Loan (the "Secured Revolving Loan")	12/31/2016	500	—	500
Secured Revolving Loan II (the "Secured Revolving Loan II")	12/31/2016	500	—	500
Secured Revolving Loan III (the "Secured Revolving Revolving Loan III")	12/31/2016	1,200	—	135
Convertible Promissory Note (the "RI Convertible Note")	12/31/2016	300	300	300
MGT Promissory Notes (the "MGT Promissory Notes")	7/31/2016	2,109	943	943
Kuusamo Promissory Notes (the "Kuusamo Promissory Notes")	3/8/2016	141	55	55
Total Loans Payable, net			$8,853	$28,712

Convertible Debentures
On July 12, 2016, the Company closed a private placement (the "Private Placement") of $4,444 principal amount of convertible debentures (the "Debentures") and common stock warrants (the "Warrants".) The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among the Company and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, the Company received gross proceeds of $4,000 before placement agent fees, original issue discount, and other expenses associated with the transaction. $1,162 of the proceeds was used to repay the Grid Note. The placement agent fees of $420 and original issue discount of $444 were recorded as a reduction to the debenture balance and will be accreted to interest expense over the term of the Debentures.
The Debentures mature on the one-year anniversary of the issuance date thereof. The Debentures are convertible at any time at the option of the holder into shares of the the Company's common stock at an initial conversion price of $6.2660 per share (the “Conversion Price”). Based on such initial Conversion Price, the Debentures will be convertible into up to 780,230 shares of common stock. If we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the Conversion Price then in effect, the Conversion Price then in effect will be decreased to equal such lower price. The adjustments to the Conversion Price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. However, in no event will the Conversion Price be less than $0.10 per share. The Debentures are secured by a first priority lien on substantially all of the Company's assets in accordance with a security agreement.
The Debentures bear interest at 10% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, we will have the right to redeem all or any portion of the outstanding principal balance of the Debentures, plus all accrued but unpaid interest at a price equal to 120% of such amount. The holders of Debentures shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Debentures contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the Debentures, a holder of Debentures may require the Company to pay the greater of (i) the outstanding principal amount, plus all accrued and unpaid interest, divided by the Conversion Price multiplied by the daily volume weighted average price or (ii) 115% of the outstanding principal amount plus 100% of accrued and unpaid interest. Pursuant to the Debentures, the Company is required to make amortizing payments of the aggregate principal amount, interest, and other amounts outstanding under the Debentures. Such payments must be made beginning three months from the issuance of the Debentures and on the monthly anniversary through and including the maturity date. The Amortization Amount is payable in cash or in shares of our common stock pursuant to the conversion mechanism contained in the Debentures.

On July 20, 2016, the Company and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that the Company shall have $1,000 available in its commercial bank account or otherwise available in liquid funds. At any time when the Company's available funds fall below $1,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000; however, the first $5,000 of the guaranty shall be provided by drawing down on our Line of Credit with SIC IV. Any remaining amounts, up to a maximum aggregate of $1,000 million shall be provided by Sillerman.
As a part of the Private Placement, the Company issued Warrants to the Purchasers providing them with the right to purchase up to an aggregate of 354,650 shares of the Company’s common stock at an initial exercise price of $6.5280 per share. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance and the exercise price for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price of the Debentures, the exercise price of the Warrants will be decreased to a lower price based on the amount by which the conversion price of the Debentures was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants will expire 5 years from the initial issuance date. The fair value of the warrants as of July 12, 2016 was determined to be $1,500 and the offset was recorded as a debt discount. The warrants are recorded as a liability due to the adjustment of the exercise price due to subsequent common stock issuances.
The Purchasers shall not have the right to convert the Debentures or exercise the Warrants to the extent that such conversion or exercise would result in such Purchaser being the beneficial owner in excess of 4.99% of our common stock. In addition, the Purchasers have no right to convert the Debentures or exercise the Warrants if the issuance of the shares of common stock upon such conversion or exercise would exceed the aggregate number of shares of our common stock which we may issue upon conversion of the Note and exercise of the Warrants without breaching our obligations under NASDAQ listing rules. Such limitation does not apply if our shareholders approve such issuances. We intend to promptly seek shareholder approval for issuances of shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.
In connection with the Private Placement, the Company and the Purchasers entered into a Registration Rights Agreement under which the Company was required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of its common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.
Also in connection with the Private Placement, certain stockholders of the Company have executed Lock-Up Agreements, pursuant to which they have agreed not to sell any shares of the Company's common stock until the later of (i) six months following the issuance of the Debentures or (ii) 90 days following the effectiveness of a resale registration statement filed pursuant to the requirements of the Registration Rights Agreement.
The Company valued the Debentures as of July 12, 2016, the issuance date, using the methods of fair value as described ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The fair value of the conversion feature in the Debentures was determined to be $1,856 as of July 12, 2016 and the offset was recorded as a debt discount.
On October 12, 2016, the first amortization payment in the amount of $444, plus accrued interest of approximately $114 pursuant to the terms of the Debentures became due and payable to the Purchasers. The Company did not make such payment at the time it was due.

The Company has also not maintained the Minimum Cash Reserve as required by the Purchase Agreement. Pursuant to the terms of the Debentures, the failure to cure the failure to maintain the Minimum Cash Reserve within three trading days constitutes an Event of Default. Among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers, our obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of our assets and property, including our intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.

The Company entered into waiver agreements with respect to the initial amortization payments due under the Debentures with Purchasers holding approximately 87% of the Debentures. The Waivers entered into with some of the Purchasers related to the failure to pay the amortization amounts do not address the failure to maintain the Minimum Cash Reserve.

Pursuant to the terms of the Debentures, the failure to cure the non-payment of the amortization amount within three trading days after the date such payment was due constitutes an Event of Default. Following the occurrence of an event of default, among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers, our obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of our assets and property, including our intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.

The Company did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of the Company’s failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. The Company is seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.

Secured Convertible Promissory Note

On July 8, 2016 the Company issued a Secured Convertible Promissory Note (the “Secured Convertible Note”) to Rant in the amount of $3,000 as part of the consideration for the purchase of the Rant Assets.

The $3,000 Secured Convertible Note matures on July 8, 2017 barring any events of default or a change of control of the Company. The Secured Convertible Note bears interest at 12% per annum, payable at maturity. At the election of Rant, the Secured Convertible Note is convertible into shares of the Company’s common stock at a price equal to the lower of (i) $0.26 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into common stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Note has been satisfied or converted (for the purposes hereof Robert F.X. Sillerman is the Company’s Executive Chairman and Chief Executive Officer and/or any affiliate of Robert F.X. Sillerman is herein collectively, “Sillerman”). In connection with the Secured Convertible Note, the Company has entered into a Note Purchase Agreement (the “NPA”) and a Security Agreement (the “Rant Security Agreement”) with Rant, under which the Company has granted Rant a continuing security interest in substantially all assets of the Company. In connection with the issuance of the Secured Convertible Note, Sillerman and Rant entered into a subordination agreement subordinating repayment of the notes to the Debentures (as described in (b) hereof) and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them.

The events of default under the Debentures noted above also constituted a default under the Secured Convertible Note issued in connection with the acquisition of Rant. The holder of the Secured Convertible Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by the Company to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Secured Convertible Note.

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

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of September 30, 2016, the total outstanding principal amount of the Note was $20,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at September 30, 2016, was $19,666, which includes accretion of the discount of $266 (the 3% discount of $600 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

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

On August 22, 2016, the Company and SIC III, entered into a Note Exchange Agreement pursuant to which $23,264, which represents all of the outstanding principal and accrued interest outstanding under the Notes, was exchanged for 23,264 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. After the exchange, the Notes were retired.

Interest expense on the Note was $382 and $613 for the three months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016 and June 30, 2016 the principal amount outstanding under the Grid Note was $900 and $4,563, respectively.

On July 8, 2016, the Company and SIC III, SIC IV and SIC VI entered into an Exchange Agreement pursuant to which, subject to adjustment, (i) 3,000 shares of the Company's Series C Preferred Stock owned by SIC III are to be exchanged for 890,898 shares of the Company's common stock and (ii) all of the debt held by Mr. Sillerman and such affiliates is to be exchanged for 5,066,654 shares of the Company's common stock. Issuance of the shares is conditioned upon approval of the Company’s shareholders, the closing of an offering of the Company’s common stock in the amount of at least $10,000, approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock. The Company received an independent valuation with respect to the original exchange that the exchange price of $5.20 reflects fair value. Any additional change is subject to the receipt by the Company of an updated fair value determination. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017. At the date of this filing, this transaction has not yet closed.

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

On August 22, 2016, the Company and SIC IV, entered into a Note Exchange Agreement pursuant to which $3,150, which represents all of the outstanding principal and accrued interest outstanding under the Grid Note other than $900, was exchanged for 3,150 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. Therefore, the outstanding balance of the Grid Note at September 30, 2016 was $900.

Interest expense on the Grid Note for the three months ended September 30, 2016 and 2015 was $77 and $96, respectively.

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

Secured Revolving Loans and Lines of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a Secured Revolving Loan agreement (the “Secured Revolving Loan I”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500 had been advanced thereunder.  Interest expense on the Secured Revolving Loan I was $27 for the three months ended September 30, 2016.

The Company and its subsidiaries wetpaint.com, inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum.
In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At June 30, 2016, $500 had been advanced thereunder.  Interest expense on the Secured Revolving Line of Credit was $9 for the three months ended September 30, 2016.

On April 29, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan"), pursuant to which the Company can borrow up to $500. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500 had been advanced thereunder.  Interest expense on the Secured Revolving Loan was $9 for the three months ended September 30, 2016.

On May 16, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan II"), pursuant to which the Company can borrow up to $500. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500 had been advanced thereunder. Interest expense on the Secured Revolving Loan II was $9 for the three months ended September 30, 2016.

On June 27, 2016, SIC VI entered into a secured revolving loan agreement (the “Secured Revolving Loan III”) with the Company and its subsidiaries, pursuant to which the Company can borrow up to $1,200. The Secured Revolving Loan III bears interest at the rate of 12% per annum and matures on December 31, 2016, barring any events of default or a change of control of the Company. At June 30, 2016, $135 had been advanced thereunder. Interest expense on the Secured Revolving Loan III was $8 for the three months ended September 30, 2016.

On August 22, 2016, the Company and SIC VI entered into a Note Exchange Agreement pursuant to which $3,608, which represents all of the outstanding principal and accrued interest of certain notes held by SIC VI was exchanged for 3,608 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. The Secured Revolving Loans and Lines of Credit were retired with the exchange transaction.

Related Approvals

Because each of the transactions referred to in the foregoing sections involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Convertible Promissory Note

On June 27, 2016, the Company entered into a Convertible Promissory Note with Reaz Islam (“RI”), the Company's Chief of Staff, pursuant to which RI loaned the Company $300 (the “RI Convertible Note”).  The RI Convertible Note bears interest at a rate of 12% and matures on December 31, 2016. RI shall have the right to convert the RI Convertible Note into shares of the common stock of the Company at such time, on such terms, and in accordance with such procedures as Mr. Sillerman shall have the right to convert debt held by Mr. Sillerman or his affiliates into shares of the Company’s common stock. The RI Convertible Note is subordinate to any note held by Mr. Sillerman or his affiliates and RI has agreed to execute any agreement reasonably required in connection therewith. As of September 30, 2016 and June 30, 2016, $300 of principal was outstanding under the RI Convertible Note.

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

On June 14, 2016, the Company entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940 remaining due under the MGT Note (see Note 6, Acquisitions). Under the Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11 in cash representing accrued interest and (b) 132,092 shares of Company common stock, subject to certain adjustments. Issuance of the shares is conditioned upon approval of the Company’s shareholders and approval of its Listing of Additional Shares application with NASDAQ. Therefore, the outstanding balance of the MGT Promissory Notes was $943 at September 30, 2016. The Company recorded interest expense of $12 for the three months ended September 30, 2016. On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of $16.

In exchange for releasing certain liens and encumbrances with respect to the DraftDay Business(see Note 6, Acquisitions), the Company issued promissory notes to Kuusamo Capital Ltd. ("Kuusamo Promissory Notes") in the principal amount of $16 due and paid on September 29, 2015 and in the aggregate principal amount of $125 due March 8, 2016.  The Company was not able to make the payment at the due date. All such notes bear interest at a rate of 5% per annum.

The outstanding balance of the Kuusamo Promissory Notes was $55 at September 30, 2016. The Company recorded interest expense of $1 for the three months ended September 30, 2016.

Accounts Payable Settlements

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218 owed by the Company to Photon. The Company settled this matter on May 12, 2016 in part by issuing a Note in the amount of $110, payable in six months. Such note was settled on November 15, 2017 with the issuance of 31,510 shares of the Company's common stock.

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

Interest expense on these notes issued in connection with settlements with vendors was $14 for the three months ended September 30, 2016.

10. Commitments and Contingencies

Litigation

CFGI, LLC, a former provider of consulting services of the Company, served the Company with a lawsuit to collect approximately $200 owed by the Company to CFGI, LLC on September 9, 2016. The Company settled this matter for $150 and the case was dismissed.

Creditors Adjustment Bureau, Inc., a collection agency in California, has filed suit in Santa Clara County Superior Court (California) to collect an $84 debt assigned to it by Gigya Inc. The Company settled this matter for $55.

A Complaint (Index #654984/2016) was filed by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The Complaint, which names the Company, each of its current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate. The Company accepted service on October 4, 2016, and filed a motion to dismiss on November 14, 2016. The Company believes that this claim is without merit.

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

11. Stockholders’ Equity

Reverse Stock Split

On September 16, 2016, the Company amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). Owners of fractional shares outstanding after the Reverse Stock Split were paid cash for such fractional interests. The effective date of the Reverse Stock Split is September 16, 2016. All common stock share amounts disclosed in these financial statements have been adjusted to reflect the Reverse Stock Split.

Common Stock

As of September 30, 2016 there were 300,000,000 shares of authorized common stock and 3,056,353 shares of common stock issued and outstanding, respectively. As of June 30, 2016 there were 300,000,000 shares of authorized common stock and 3,023,753 shares of common stock issued and outstanding, respectively.Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Preferred Stock

The Company has authorized four series of preferred stock, including classes of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. At this time, there is no Series A, Series B or Series D preferred stock outstanding. Only Series C and Series E Preferred Stock are outstanding, as described below.

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

At September 30, 2016 and June 30, 2016 there were no shares of Series A Convertible Redeemable Preferred Stock outstanding.
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

At September 30, 2016 and June 30, 2016, there were no shares of Series B Convertible Preferred Stock outstanding.

Series C Convertible Preferred Stock

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

•
Each share of Series C Convertible Redeemable Preferred Stock is convertible, at the option of the holders, on the basis of its stated value and accrued, but unpaid dividends, into shares of Company common stock at a conversion price of $80.00 per common share.

•
The Company may redeem any or all of the outstanding Series C Convertible Redeemable Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common shares at a price of $100.00 or more per share.

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

The Series C Convertible Redeemable Preferred Stock was not classified as a component of stockholders' equity in the accompanying Consolidated Balance Sheets. Likewise, the undeclared dividends related to Series C Convertible Redeemable Preferred Stock have been recorded as an addition within the Series C Convertible Preferred Stock account in the amount of $484 and $307 for the three months ended September 30, 2016 and September 30, 2015.

On August 22, 2016, the Company amended the terms of the Series C Convertible Redeemable Preferred Stock. The amendment provided that the Series C Preferred Stock is no longer convertible into common stock by its terms (though the Series C Preferred Stock held by Mr. Sillerman remains subject to the Exchange Agreement in Note 9, Loans Payable) and is no longer redeemable by holder five years after issuance. As amended, the rights, preferences, privileges and restrictions of the shares of Series C Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

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

•
The Company may redeem any or all of the outstanding Series C Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of$5.00 or more per share.

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

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into an Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement.

At September 30, 2016 and June 30, 2016, there were 33,175 and 3,000 shares of Series C Convertible Preferred Stock outstanding, respectively.
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

The Series D Convertible Preferred Stock is classified as a component of stockholders' equity in the accompanying consolidated balance sheets. There were no shares of Series D Convertible Preferred Stock outstanding at September 30, 2016 and June 30, 2016.

Series E Convertible Preferred Stock

On July 7, 2016, the Company created a new class of Series E Convertible Preferred Stock (the "Series E Convertible Preferred Stock") by filing a Certificate of Designation of the Series E Convertible Preferred Stock of the Company (the "Series E Certificate of Designation") with the Secretary of State of the State of Delaware. The Company authorized the issuance of up to 10,000 shares of the Series E Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the shares of Series E Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series E Certificate of Designation and are summarized as follows:

•	The shares of Series E Convertible Preferred Stock have a stated value of $1,000 per share (the "Stated Value").

•
Subject to the satisfaction of certain conditions as set forth therein, each share of Series E Convertible Preferred Stock is convertible, at the option of the holders, on the basis of its Stated Value and accrued, but unpaid Dividends, into shares of the Company's common stock at a conversion price equal to the lesser of $5.20 or the Exchange Price.

•	The shares of Series E Convertible Preferred Stock shall have no voting rights except as required by law.

•	The consent of the holders of a majority of the shares of Series E Convertible Preferred Stock is necessary for the Company to amend its Series C Certificate of Designation.

As of September 30, 2016, there were 4,435 shares of Series E Convertible Preferred Stock outstanding. There were no shares of Series E Convertible Preferred Stock outstanding as of June 30, 2016.

Subscription Agreement

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 437,500 shares of the Company’s common stock at a price of $9.40 per share. Accordingly, the aggregate purchase price for such shares was $4,112.

Non-controlling Interest

As discussed in Note 6, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own. In the three months ended September 30, 2016, Sportech invested an additional $121 into the DraftDay Business in exchange for shares of Series A Preferred Stock of DDGG for $1 per share. In connection with termination of the Sportech MSA at June 30, 2016 (see Note 6, Acquisitions), Sportech returned 4,200 shares of DDGG stock. The Company reduced non-controlling interest by $378, which represents the fair value of these shares.

12. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Plan provides for the issuance of a maximum of 6,250,000 shares of common stock.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and September 30, 2016, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

Compensation expense related to restricted stock was $15 and $4,991 for the three months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was $29 in total unrecognized share-based compensation costs related to restricted stock. There was no restricted stock granted during the three months ended September 30, 2016.

Stock Options

The Company accounts for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  There were no options granted during the three months ended September 30, 2016 and 2015.

Compensation expense related to stock options of $12 and $173 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $133 of total unrecognized stock-based compensation cost which will generally be recognized over a four year period.

13.  Income Taxes

For the three months ended September 30, 2016 and 2015, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At September 30, 2016 the Company has a Net Operating Loss carryforward of approximately $162,900, which will begin to expire in 2030.
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

14.  Related Party Transactions

Shared Services Agreements

The Company also entered into a shared services agreement ("SFX Shared Services Agreement") with SFX, pursuant to which it shares costs for services provided by several of the Company's and/or SFX's employees. Such employees will continue to be paid by their current employers, and SFX will reimburse the Company directly for its portion of such salary and benefits and Company will reimburse SFX directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The Audit Committee of each company's Board of Directors reviews and, if appropriate, approves the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. The Company entered into an amendment (the “Amendment”) to the shared services agreement on January 22, 2015, pursuant to which the Company may provide additional services to SFX, and SFX may provide certain services to the Company. In particular, the shared services agreement provides that, in addition to services already provided, certain employees of the Company may provide human resources, content and programming, and facilities services to SFX, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. In addition, the Amendment provides that SFX may provide certain tax services to the Company, subject to reimbursement based on salary and benefits for the employees providing the services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent.

The parties terminated the SFX Shared Services Agreement effective as of January 1, 2016. We continue to try to settle amounts remaining outstanding.
For the three months ended September 30, 2015, the Company was billed by SFX , net of amounts billed by the Company to SFX, respectively.  The net balance due (to)/from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of September 30, 2016 and June 30, 2016 was $139 and $142, respectively.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten years period. For the three months ended September 30, 2016 and 2015, the Company recognized $125 and $125, respectively of revenue related to this agreement.

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, Wetpaint and Choose Digital (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500 had been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction. On August 22, 2016, the Company and SIC IV entered into an Note Exchange Agreement pursuant to which $1,500, which represents all of the outstanding principal and accrued interest of certain notes held by SIC IV was exchanged for 1,500 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share.

See Note Exchange Agreement paragraph below for additional information on the August 22, 2016 exchange.
$500 Line of Credit

The Company and its subsidiaries entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum. In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At June 30, 2016, $500 had been advanced thereunder.  On August 22, 2016, the Company and SIC VI entered into an Note Exchange Agreement pursuant to which $500, which represents all of the outstanding principal and accrued interest of certain notes held by SIC VI was exchanged for 500 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. See Note Exchange Agreement paragraph below for additional information on the August 22, 2016 exchange.

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

Amended Exchange Agreement/Amended Grid Note

On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into an amendment to the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred Stock of the Company for shares of the Company's common stock. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000 of the outstanding principal balance of the Grid Note and the Company shall be entitled to draw up to an additional $5,000. $3,605 remains available to draw under the Grid Note and at the date of this filing, the current balance is $1,405.

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

15. Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The three levels of fair value hierarchy are described below:

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

The Company issued 21,364 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $440 and is exercisable into 1 share of common stock at a price of $640 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $92. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was $5,281. On September 16, 2013, 6,818 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of September 30, 2016 and 2015 to a fair value of $10 and $10, respectively. The Company recorded gains/(losses) of $0 and $(5) to other income, net in the Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheet as of September 30, 2016, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

On February 8, 2016, the Company received Perk warrants as part of the consideration in the sale of the Viggle business. The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model, in accordance with ASC 820-10, Fair Value Measurements. The changes to fair value are recorded in the income statement. The fair value of the warrants when issued was $1,023. The warrants were marked to market as of September 30, 2016 to a fair value of $1,091. The Company recorded a loss of $503 to other expense, net in the Consolidated Statements of Operations for the three months ended September 30, 2016. The fair value of the warrant was classified as an other asset on the Consolidated Balance Sheet as of June 30, 2016. The Perk warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

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

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of $2,193 in the Other Expense line item of the Consolidated Statements of Operations for the three months ended September 30, 2016.

As discussed in Note 6, Acquisitions, the Company purchased Rant on July 12, 2016. In conjunction with the Rant acquisition, the Company delivered a Secured Convertible Note to Rant in the amount of $3,000 and issued 4,435 of Series E Convertible Preferred Stock. In accordance with ASC 820, the Company had the Secured Convertible Note and Series E Preferred Stock fair valued at the acquisition date. The fair value of the Rant Note was $3,500 and the fair value of the Series E Preferred Stock was $7,600. The Rant Note and Series E Preferred Stock were recorded at their acquisition date fair values with a corresponding charges to goodwill in the Consolidated Balance Sheets at September 30, 2016.

On July 12, 2016, the Company closed the Private Placement of $4,444 principal amount of the Debentures and Warrants. The Debentures and Warrants were fair valued at the Private Placement closing date. The fair value of the Conversion feature was $1,856 and the fair value of the Warrants was $1,500. The Conversion feature and Warrants were recorded at the Private Placement closing date fair values with corresponding charges to debt discount of $1,856 for the Debentures and $1,500 for the Warrants in the Consolidated Balance Sheets at September 30, 2016.

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into an Note Exchange Agreement pursuant to which $30,175, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. The Series C Convertible Preferred Stock was fair valued at the exchange date, August 22, 2016, and determined to be $28,500. The Series C Convertible Preferred Stock was recorded at the exchange date fair value with a corresponding charge to additional paid-in capital of $1,675 in the Consolidated Balance Sheets at September 30, 2016.

Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. For each acquisition, the Company performed a detailed review to identify intangible assets and a valuation is performed for all such identified assets. The Company used several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies, and/or revenue or EBITDA multiples, among other methods. The amounts allocated to assets acquired and liabilities assumed in the acquisitions were determined using Level 3 inputs. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable represents the best estimate of balances that will ultimately be collected, which is based in part on allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at July 1, 2016	$648
Unrealized losses for the period included in other income (expense), net	(503)
Sale of Perk warrants	(145)
Balance at September 30, 2016	$—

As noted above, on September 30, 2016, the Company sold to Perk the remaining shares of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300 from Perk as consideration therefor. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of $2,193 in the Other Expense line item of the Consolidated Statements of Operations for the three months ended September 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at July 1, 2016	$10
Additions to Level 3	—
Balance at September 30, 2016	$10

16.  Subsequent Events

MGT Shares
On October 10, 2016, the Company satisfied the MGT Notes through the issuance of 136,304 shares of its common stock and payment of interest of $16.
Events of Default
The Company is currently in events of default under the Debentures issued in the Private Placement for failure to make the first amortization payment and for failure to maintain the Minimum Cash Reserve.

On October 12, 2016, the first amortization payment in the amount of $444, plus accrued interest of approximately $114 pursuant to the terms of the Debentures became due and payable to the Purchasers. The Company did not make such payment at the time it was due.The Company entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchasers of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, the Company has agreed to pay, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and has agreed to pay on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. The Company did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of the Company’s failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. The Company is seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.

The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. Pursuant to the terms of the Debentures, the failure to cure the non-payment of amortization or failure to maintain the Minimum Cash Reserve within three trading days after the due date constitutes an Event of Default. Following the occurrence of an event of default, among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers. the Company's obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of the Company's assets and property, including the Company's intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.

Under terms of the $3,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by the Company constitutes a default under the Rant Note. As a result of such Event of Default, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by the Company to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note.

Departure of an Officer

On October 18, 2016, Olga Bashkatova resigned her position as the Controller and Principal Accounting Officer of the Company effective October 26, 2016. Her employment agreement with the Company, previously reported on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, was terminated as of October 26, 2016.

NASDAQ Status
The Company's common stock is listed on The NASDAQ Capital Market under the symbol FNCX. The NASDAQ Staff informed the Company that it failed to comply with NASDAQ's continued listing criteria for stockholders’ equity and minimum bid price. In response, the Company appealed the decision to a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing and an extension of time to regain compliance granted by the Panel, the Company was notified by NASDAQ on November 1, 2016 that it had regained compliance with the stockholders’ equity and bid price requirements. The Panel further indicated, however, that the Company will remain subject to a “Panel Monitor” as that term is defined under NASDAQ Listing Rule 5815(d)(4)(A), through November 1, 2017.

Under the terms of the Panel Monitor, in the event the Company’s stockholders’ equity falls below the $2.5 million threshold (or any other requirement that would ordinarily require the Company to submit a compliance plan to the NASDAQ Staff) during the monitor period and the Company does not qualify for continued listing under an alternative to the stockholders’ equity requirement, the Panel will promptly conduct a hearing with respect to the stockholders’ equity deficiency.

In addition, the Company received a letter from NASDAQ that due to the resignation of Birame Sock as a director, the Company is no longer in compliance with NASDAQ rules relating to independent directors and audit committee compliance. The Company has until February 1, 2017 to regain compliance with these requirements.

Secured Lines of Credit

Since the three months ended September 30, 2016, the Company borrowed an additional $505 under the SIC IV Line of Credit as of the date of this filing. The principal amount now outstanding under the Line of Credit is $2,115 and the Company is entitled to draw up to an additional $3,785 under the Line of Credit.

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

We recently rebranded, evolving into a standalone business with a completely new focus and business strategy from our predecessor, Viggle.  The assets of the Viggle business were sold to Perk Media (“Perk”) on February 7, 2016 (see “Perk.com Transaction-Perk Agreement”).

We are a Social Publishing and Interactive Media platform, focused on creating uniquely differentiated user experience across various content verticals utilizing multiple types of media for ultimate user engagement.

We plan to execute on this plan via a three-pronged approach:

•
Organic Growth: Development of our existing properties and continued creation of exclusive, premium video content. As we continue to grow the business, we will leverage our optimized monetization model to continue to drive revenue growth to support the business via programmatic ad sales;

•
Optimal utilization of strategic assets (SDS, Choose and DraftDay): these assets complement our core business and can facilitate audience engagement and contribute to the growth of our audience. Focus on traffic growth utilizing SDS, which is patented, proprietary technology that allows for dynamic learning of audience behavior and interactions on social media;

•
Acquisition: In an effort to scale and grow the business, we will evaluate potential acquisitions in accordance with established, thoughtful and pre-determined parameters. Acquisitions will be easily integrated into the platform with minimal increase to G&A and/or Indirect expenses.

Key Milestones

•
New Management Team: Implementation of a new and experienced Management Team, each of whom have had professional relationships with Robert F.X. Sillerman, our Chairman and Chief Executive Officer, for several years, including Birame Sock as President and COO;

•
Deleveraging the balance sheet: Affiliates of Robert F.X. Sillerman, our Chairman and Chief Executive Officer own a majority of our common stock and hold substantial debt in the Company. These affiliates have committed to converting approximately $35,000 in preferred equity into shares of our common stock, further illustrating Mr. Sillerman’s commitment to the future of the Company;

•	Defined key performance metrics: These are being tracked and analyzed on a daily basis via automated reporting; and analytics;

•
Key foundation for our future growth has been established: This includes a rationalized headcount from which the business can be brought to scale, disciplined financial controls and an improved expense model, revamped technology platform and acquisition team intended to drive incremental growth.

Near Future

•	Focus on direct sales and sponsorship revenue as we build out the video platform, which will allow for further diversification of the revenue stream; and

•	Leverage our intellectual property and technology to commercialize and monetize core and non-core assets.

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

As a complement to our existing Wetpaint publishing business, Rant brings an expanded reach into sports, lifestyle, and entertainment publishing. The combined properties currently have approximately 13.5 million fans on their Facebook pages and, for the quarter ended September 30, 2016, generated an average of 14.4 million visits per month. With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-pageviews per year level. Because of its low cost of operation, the coupling of the Rant platform and the SDS technology creates powerful tools in digital content publishing.

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

On May 12, 2016, the Company entered into a subscription agreement with DDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred a total of $550 to the DDGG subsidiary since the date of acquisition and through the date of the filing of this Form 10-Q.

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

Special Committee

In our Quarterly Report on Form 10-Q filed on May 11, 2015, we reported that our Board of Directors intended to form a Special Committee of independent directors to explore strategic alternatives to enhance value, and that these alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, sale of all or some of our company, or other possible transactions. Following the Perk transaction, the Committee of independent directors continues to study alternatives, including the possibility of reorganization.

Reverse Stock Split
On September 16, 2016, we effected the Reverse Stock Split whereby shareholders were entitled to receive one share for each 20 shares of our common stock. Shareholders entitled to a fractional share received cash in lieu of fractional shares. As a result of the reverse stock split, we have 3,023,701 shares of common stock outstanding as of September 16, 2016. The reverse split was approved by our Board of Directors on September 9, 2016, in part, to enable us to regain and maintain compliance with the minimum closing bid price of $1.00 per share for continued listing on NASDAQ. All common stock information disclosed through this filing have been adjusted to reflect the Reverse Stock Split.

Events of Default

We are currently in events of default under the Debentures issued in the Private Placement for failure to make the first amortization payment and for failure to maintain the Minimum Cash Reserve.

On October 12, 2016, the first amortization payment in the amount of $444, plus accrued interest of approximately $114 pursuant to the terms of the Debentures became due and payable to the Purchasers. We did not make such payment at the time it was due. We entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchasers of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, we have agreed to pay, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and has agreed to pay on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. We did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of our failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. We are seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.
The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. Pursuant to the terms of the Debentures, the failure to cure the non-payment of amortization or failure to maintain the Minimum Cash Reserve within three trading days after the due date constitutes an Event of Default. Following the occurrence of an event of default, among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers. the Company's obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of the Company's assets and property, including our intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.

Under terms of the $3,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by us constitutes a default under the Rant Note. As a result of such Event of Default, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by us to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note.

Going Concern

Our Consolidated Financial Statements as of June 30, 2016, and the auditor's report on those financial statements, include a disclosure paragraph regarding the uncertainty of our ability to remain a going concern, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We are unlikely to pay dividends or generate significant revenue or earnings in the immediate or foreseeable future. The continuation of us as a going concern is dependent upon the continued financial support from its stockholders and our ability to obtain necessary equity and/or debt financing to continue development of our business and to increase revenue. Management intends to raise additional funds through equity and/or debt offerings until sustainable revenues are developed. There is no assurance such equity and/or debt offerings will be successful or that development of the business will be successful, and therefore there is substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Continuing Operations

Results for the three months ended September 30, 2016 and 2015 (amounts in thousands)

	Three Months Ended September 30,
	2016	2015	Variance
Revenues	$659	$922	$(263)
Selling, general and administrative expenses	(4,040)	(7,700)	3,660
Operating loss	(3,381)	(6,778)	3,397
Other (expense):
Other (expense)/income, net	(2,485)	2	(2,487)
Interest expense, net	(1,651)	(856)	(795)
Total other expense	(4,136)	(854)	(3,282)
Net loss before provision for income taxes	(7,517)	(7,632)	115
Income tax expense	—	—	—
Net loss from continuing operations	$(7,517)	$(7,632)	$115

Revenues

	Three Months Ended September 30,
	2016	2015	Variance
Revenues by segment:
Wetpaint	$371	$516	$(145)
Choose Digital	58	198	(140)
DDGG	105	83	22
Other income	125	125	—
Total	$659	$922	$(263)

Revenue in the three months ended September 30, 2016 was $659, a decrease of $263 from the three months ended September 30, 2015. The decrease was driven by the sale of the Viggle business to Perk, which led to a temporary cessation in Viggle user redemption of digital media on the Choose Digital platform and thus lower revenues in the amount of $140 for Choose Digital as well as a decrease in Wetpaint barter revenue of $207. The decrease was offset by an increase in Wetpaint's video revenue of $39 and DDGG revenue of $22 in the period.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015	Variance
Selling, general and administrative expenses by segment:
Wetpaint	$(2,441)	$(2,373)	$(68)
Choose Digital	(458)	(683)	225
DDGG	(1,141)	(57)	(1,084)
Other	—	(4,587)	4,587
Total	$(4,040)	$(7,700)	$3,660

Selling, general and administrative expenses were $4,040 for the three months ended September 30, 2016, a net decrease of $3,660 from the three months ended September 30, 2015.

•
Stock based compensation decreased by $4,366 across the segments due to forfeiture of un-vested options and restricted stock units: $36 on the Wetpaint segment, $80 on the Choose Digital segment, and $4,250 on the Other segment, which represents expense on instruments issued for corporate financing activities.

•	Choose Digital's content expense decreased by $65 due to lower Viggle user redemption of digital media on the digital rewards platform following the sale of the Viggle App to Perk.

•
Professional fees expense increased by a net $179 across the segments. $358 on the Wetpaint segment, $181 on the DDGG segment and $73 on the Choose Digital segment. The increase was partially offset by a decrease of $433 on the Other segment as part of a company-wide cost reduction effort.

•	Personnel costs increased by a net $120 across the segments: $136 on the DDGG segment and $42 on the Other segment, partially offset by a decrease of $16 on the Wetpaint segment.

•
Depreciation and amortization expense decreased by a net $163 across the segments due to impairment of intangible assets in the prior year: $238 on the Wetpaint segment and $224 on the Choose Digital segment. The decrease was partially offset by an increase of $290 on the DDGG segment and $90 on the Other segment.

•	DDGG's cost of sales expense totaled $60.

Other (Expense)/Income

Other (Expense) was $2,485 for the three months ended September 30, 2016, an increase of $2,487 from the three months ended September 30, 2015. The increase was primarily due to the loss on the sale of the Perk shares and warrants of $2,193 during the three months ended September 30, 2016.

Interest Expense, Net

Interest expense, net was $1,651 for the three months ended September 30, 2016, an increase of $795 from the three months ended September 30, 2015. The increase was due to higher levels of debt during the three months ended September 30, 2016 partially offset by reduced interest expense in August 2016 as a result of the exchange of $30,175 in loans payable to 30,175 shares of Series C Preferred Stock.

Income Taxes

We account for income taxes in accordance with the liability method of accounting as set forth in Accounting Standards Codification ("ASC") 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At September 30, 2016 and June 30, 2015, we provided a full valuation allowance on our deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources (amounts in thousands)

Cash

At September 30, 2016 and June 30, 2015, we had cash balances of $827 and $537, respectively.

Available Line of Credit

As of September 30, 2016, we had approximately $3,645 available under our lines of credit.

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

The sale of our rewards business to Perk greatly reduced our cash burn and our rewards points liabilities. We have projected the plan for our business for the 2017 calendar year, which is subject to change resulting from both internal and external circumstances. Our 12-month plan has not been reviewed for consistency with US generally accepted accounting principles, and has been prepared on a modified accrual basis. Our 12-month plan is based on assumptions and is subject to risks and uncertainties. Our 12-month plan represents our estimates and assumptions only as of the date of this filing on Form 10-Q, and our actual future results may be materially different from what we set forth below.

There is no assurance that the plan set forth herein will be successful. If implemented, actual results may vary significantly from the plan described in this filing on future Forms 10-Q. We do not warrant or guarantee the foregoing. Our June 30, 2016 financial statements contain a going concern emphasis in our audit opinion.

With the conclusion of the Perk Transaction, we are in the process of reviewing our remaining three business segments and the cash needs for the 2017 calendar year to cover fixed expenses and capital, including employee payroll, content expenditures, server capacity, office space and capital expenditures. The amount of capital required will depend on strategic decisions to be made with those business segments. As of September 30, 2016, we had approximately $3,645 available under our existing lines of credit and cash of approximately $827. We intend to increase revenue over the next 12 months as we focus on selling more advertising on the Wetpaint and Rant websites and, depending on our strategic decisions, working to improve the Choose Digital and DDGG platforms. We also intend to reduce our expenses. There is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of monthly unique users and the activity of those users on the Wetpaint and Rant websites. Our ability to generate digital content sales for Choose Digital is dependent on our ability to launch digital rewards programs for new clients and maintain our digital content licenses, which are currently in arrears. Our ability to launch new DDGG partners is dependent on the legal and regulatory developments in the market. We may not be able to deliver enough users to grow revenue. The level of engagement activity currently seen on the Wetpaint and Rant websites and the DDGG fantasy sports application may slow and the potential revenue per user would fall accordingly. We also may not be able to maintain our current relationships with media content providers for Choose Digital.

The actual amount of funds required for the 2017 calendar year may vary depending upon the number of users and clients, the content, rewards, and related expenses, the development costs for the launch of new features and product enhancements, and the speed with which the legal and regulatory issues within the fantasy sports market are resolved. In the event that the required cash is not funded from revenue and expenses reduced, we will need to raise additional capital through either debt or equity financing. Our decisions regarding strategic alternatives will need to take into account all of these factors which can affect our business plan as set forth above.

Cash Flows for the three months ended September 30, 2016 (amounts in thousands)

	Three Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(4,196)	$(3,503)
Net cash provided by investing activities	$1,300	$535
Net cash provided by financing activities	$3,186	$272

Operating Activities

In the three months ended September 30, 2016, net cash used in operating activities was $4,196, including our net loss of $7,553, loss on the sale of Perk share and warrants of $2,193, non cash, stock based compensation charges of $27, and depreciation and amortization of $687. In addition, net cash inflows from changes in operating assets and liabilities were $625, primarily due to a decrease in accounts payable of $591 and increases in accounts receivable and prepaid expenses of $76 and $173, respectively.

In the three months ended September 30, 2015, net cash used in operating activities was $3,503, including our net loss of $13,412, non cash, stock based compensation charges of $5,164 and depreciation and amortization of $1,196. In addition, net cash inflows from changes in operating assets and liabilities was $3,499, primarily as a result from increases in deferred revenue of $3,082, accounts receivable of $732 partially offset by a decrease in reward point liability of $285 as a result of the sale of our Viggle business to Perk.

Investing Activities

Cash provided by investing activities in the three months ended September 30, 2016 was $1,300 as a result of the sale of the Perk shares and warrants.

Cash used in investing activities in the three months ended September 30, 2015 was $535 as a result of the September 2015 acquisition of DDGG.

Financing Activities

Cash provided by financing activities in the three months ended September 30, 2016 of $3,186 consisted of net proceeds from borrowings of $4,349 and repayment of loans of $1,162.

Cash provided by financing activities in the three months ended September 30, 2015 of $272 consisted of net borrowings of $2,000, partially offset by payments related to contingent consideration of $1,728.

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

During the three months ended September 30, 2016, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” (ASU 2016-16”). This update eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In May 2016, FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; and completed contracts at transition. ASU 2016-12 is effective for financial statements issued for annual periods beginning after December 15, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"). The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. This update focuses on clarifying the following two aspects of ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for financial statements issued for annual periods beginning after December 15, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09,
Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU
2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. We currently in the process of evaluating the impact of adoption of ASU 2016-09 on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities & Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has assessed the effectiveness of our internal control over disclosure controls and procedures as of September 30, 2016. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over disclosure controls and procedures was not effective. Our management identified a material weakness in our internal control over disclosure controls and procedures as a result of insufficient levels of supervision and review of the disclosure controls and procedures process.

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

Changes in Internal Control over Financial Reporting

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. Our management identified a material weakness in our internal control over disclosure controls and procedures as a result of insufficient levels of supervision and review of the disclosure controls and procedures process.

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

CFGI, LLC ("CFGI") a former provider of consulting services to us, has filed suit in the New York County Supreme Court to collect approximately $200 owed by us to CFGI. We were served in the suit on September 9, 2016. We settled the matter for $150 and the case was dismissed.
Creditors Adjustment Bureau, Inc., a collection agency in California, has filed suit in Santa Clara County Superior Court (California) to collect an $84 debt assigned to it by Gigya Inc. This matter has been settled for $55.
A Complaint (Index #654984/2016) was filed in the Supreme Court of the State of New York by Andy Mule, on behalf of himself and others similarly situated. The Complaint, which names us, each of our current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate.  We accepted service on October 4, 2016, and responded with a motion to dismiss the case on November 14, 2016. We believe that this claim is without merit.
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

We have been notified by NASDAQ that our stock may be subject to delisting because we failed to comply with certain continued listing requirements of NASDAQ. If we were delisted liquidity in our common stock could be impaired, and our stock price could decline.

Our common stock is listed on The NASDAQ Capital Market under the symbol FNCX. The NASDAQ Staff informed us that we failed to comply with NASDAQ's continued listing criteria for stockholders’ equity and minimum bid price. In response, we appealed the decision to a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing and an extension of time to regain compliance granted by the Panel, we were notified by NASDAQ on November 1, 2016 that we had regained compliance with the stockholders’ equity and bid price requirements. The Panel further indicated, however, that the Company will remain subject to a “Panel Monitor” as that term is defined under Nasdaq Listing Rule 5815(d)(4)(A), through November 1, 2017.

Under the terms of the Panel Monitor, in the event the Company’s stockholders’ equity falls below the $2.5 million threshold (or any other requirement that would ordinarily require the Company to submit a compliance plan to the Nasdaq Staff) during the monitor period and the Company does not qualify for continued listing under an alternative to the stockholders’ equity requirement, the Panel will promptly conduct a hearing with respect to the stockholders’ equity deficiency.

In addition, we received a letter from NASDAQ that due to the resignation of Birame Sock as a director, we are no longer in compliance with NASDAQ rules relating to independent directors and audit committee compliance. We have until February 1, 2017 to regain compliance with these requirements.

Delisting could impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions. As a result, an investor may find it more difficult to dispose of shares of our common stock. We believe that current and prospective investors will view an investment in our common stock less favorably if it is delisted from NASDAQ. As a result, a failure to meet the continued NASDAQ listing requirements could have an adverse impact on the value of and trading activity in our common stock.

Our business has substantial indebtedness and trade payables.

We currently have, and will likely continue to have, a substantial amount of indebtedness and trade payables. These obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2016, we had total indebtedness of approximately $11,846 and trade payables of approximately $9,232. During the quarter, we entered into the following transactions affecting indebtedness:

•
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

•
In connection with the Private Placement and the acquisition of the Rant Assets, we issued $4,444 principal amount of Debentures, delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000 and assumed $2,000 of liabilities of Rant, thereby increasing our trade payables and total indebtedness significantly.

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

We are currently in default under the Debentures issued in the Private Placement and the note issued in connection with the Rant Acquisition.

We are currently in events of default under the Debentures issued in the Private Placement for failure to make the first amortization payment and for failure to maintain the Minimum Cash Reserve.
On October 12, 2016, the first amortization payment in the amount of $444, plus accrued interest of approximately $114 pursuant to the terms of the Debentures became due and payable to the Purchasers. We did not make such payment at the time it was due. We entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchasers of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, we have agreed to pay, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and has agreed to pay on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. We did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of our failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. We are seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.
The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. Pursuant to the terms of the Debentures, the failure to cure the non-payment of amortization or failure to maintain the Minimum Cash Reserve within three trading days after the due date constitutes an Event of Default. Following the occurrence of an event of default, among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers. the Company's obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of the Company's assets and property, including our intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.

Under terms of the $3,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by us constitutes a default under the Rant Note. However, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by us to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $7,517 and $7,632 for the three months ended September 30, 2016 and September 30, 2015, respectively. We have an accumulated deficit of approximately $435,650 as of September 30, 2016 and $428,380 as of June 30, 2016. We have not achieved profitability since inception and cannot be certain that we will ever achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue in our remaining businesses throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

As of September 30, 2016, we have outstanding stock options to purchase 45,351 shares of common stock and unvested restricted stock units for 4,042 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have more than 3 million shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. We have entered into an Exchange Agreement and a Note Exchange Agreement (as described below) with affiliates of our Chief Executive Officer, Robert F.X. Sillerman that provides for the conversion of 33,175 shares of Series C Preferred Stock into up to 21,739,892 shares of our common stock. In connection with the Private Placement, we have issued convertible debentures and warrants that are convertible and exercisable for up to 3,502,318 shares of common stock (plus, if applicable, potential additional shares that may be required for liquidated damages.) The issuance of up to 9,484,691 shares of common stock upon the conversion of shares of our outstanding Series E Convertible Preferred stock and convertible notes issued to Rant would result in dilution of your percentage ownership of our Company.

We estimate that, if we issued all 33,276,690 (post Reverse Stock Split) of the shares that the Majority Shareholders have approved for issuance as described in the Information Statement on Schedule 14C filed August 19, 2016, existing shareholders, other than Mr. Sillerman, would own approximately 2.2% of the shares of our common stock outstanding immediately after the conversion is completed.

On August 22, 2016, we and SIC III, SIC IV, and SIC VI entered into an Note Exchange Agreement pursuant to which $30,175 which represents all of the then outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015 (the “SIC IV Note”), was exchanged for 30,175 shares of the Company’s Series C Preferred Stock. The exchange price (and therefore the number of shares set forth above) was $1,000 per share. The Note Exchange Agreement provided for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement described in the Company’s Form 8-K filed on July 13, 2016, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements also described therein. The $900 of debt that remained outstanding under the SIC IV Note will also remain subject to the Exchange Agreement. As a result of entering into such Agreement, the Certificate of Designation of the Class C Preferred Stock was modified to remove the right of the holder to convert any such Series C Preferred Shares into common shares, but Mr. Sillerman continues to be bound to convert such shares in accordance with the Exchange Agreement.

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

As of September 30, 2016, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $162,900. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs will begin to expire in 2030, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income that we may offset with NOLs. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

Pursuant to the Information Statement on Form 14C filed on August 19, 2016, the holder of a majority of our issued and outstanding shares has authorized the issuance of shares for a recapitalization plan involving the conversion of up to $34,800 of debt previously held by SIC III, SIC IV and SIC VI (now 30,175 shares of Series C Preferred Stock which may be converted) along with the conversion of 3,000 shares of our Series C Preferred Stock into up to 21,739,892 shares of our common stock. Such approval became effective on behalf of our shareholders on September 15, 2016. As a result, there could be dilution of our shareholders if those conversions are effectuated. Mr. Sillerman now has voting control of the Company and, to the extent he also converts in accordance with his exchange agreements, he will remain majority shareholder.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman is also the Chairman of SFX, a company in the live entertainment business, which has filed in Chapter 11 of the Bankruptcy Code to reorganize its business. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but may continue to perform his responsibilities as Chairman of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle, which is in liquidation. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle and is a member of the Board of Directors of SFX. Although Circle, SFX and our

company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

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

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,800, which we failed to make timely. As a result, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that we would make monthly installment payments to the

Stockholders and we agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein s counsel in the event that we do not make such installment payments. We made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016, we and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,800. The Forbearance Agreement provides that we would make a payment of approximately $300 by May 18, 2016, and thereafter, we would make monthly payments of $100, plus interest, until the remaining amount is paid in full. In addition, we pledged 100,000 shares of common stock we hold in Perk.com, Inc. as collateral for these obligations. As of the date of this filing, $654 is owed and the 100,000 shares have been released. Finally, we agreed if we consummate a sale of a substantial part of our assets or a public equity offering, we will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. We also agreed to amend the confession of judgment. These payments under the amended forbearance agreement will create additional strain on our limited cash resources. In addition, the requirement to accelerate payments on a sale of a substantial part of our assets or from a public equity offering may hinder our access to additional cash.

We will incur significant transaction and merger-related expenses in connection with our acquisition of our interest in DraftDay.

In connection with our acquisition of an interest in DraftDay, we were required to make payments pursuant to promissory note in the principal amount of $2,000 on March 8, 2016. We negotiated with the holders of these notes to pay a portion of the outstanding amounts in our common stock. We were able to retire approximately $1,000 of the amounts outstanding under the notes through the issuance of 147,812 shares of our common stock and 110 shares of our Series D preferred stock. The 110 shares of our common stock were convertible into 18,331 shares of our common stock. Approximately $1,000 of the principal amount of these notes remains outstanding and will now be payable on July 31, 2016. We entered into a transaction with MGT Sports to similarly retire the remaining portion of the notes in equity, which was retired on October 19, 2016 for 136,304 shares of common stock, which diluted our existing shareholders.

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

ITEM 2. Unregistered Sale of Equity and Use of Proceeds

Private Placement
On July 12, 2016, the Company closed a private placement of $4,444,460 principal amount of Convertible Debentures (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”). The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016, (the “Purchase Agreement”) between the Company and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). As a part of the Private Placement, the Company issued Warrants to the Purchasers. The Purchasers have received warrants providing them with the right to purchase up to an aggregate of 7,092,957 shares of the Company’s common stock at an initial exercise price of $0.3264 per share. In addition, the Company issued to Aegis Capital Corporation, the placement agent in connection with the Private Placement, warrants providing them with the right to purchase up to an aggregate of 1,063,944 shares of the Company’s common stock at an initial exercise price of $0.3264 per share. The warrants issued to Aegis Capital Corporation contain substantially the same terms as the warrants issued to the Purchasers. Upon the closing of the private placement, the Company received gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction.
The issuance and sale of the securities issued in connection with the Financing has not been registered under the Securities Act. The Securities were sold in reliance upon exemptions from registration under Rule 506 of Regulation D under the Securities Act. Such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. In determining that the issuance of the securities in the Financing qualified for an exemption under Rule 506 under the Securities Act, we relied on the following facts: the securities were offered to two institutional investors and we did not use general solicitation or advertising to market the securities; each of the investors represented that it was an accredited investor as defined in the rules and regulations under the Securities Act and that it was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof; and the securities issued were restricted securities. The Company is in the process of registering the common shares into which the Debentures will be converted and the common shares underlying the Warrants.

On June 14, 2016, we entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940 remaining due under the MGT Note. On October 10, 2016, we satisfied the MGT Note through the issuance of 136,304 shares of our common stock and payment of interest of $16.

All such shares issued to MGT were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

See Debenture event of default discussion in Note 16, Subsequent Events.

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

10.64	Certificate of Designation of Series C Preferred Stock (60)
10.65	Securities Purchase Agreement dated October 24, 2014 by and between the Company and Sillerman Investment Company III, LLC (61)
10.66	Line of Credit Promissory Note dated as of October 24, 2014 issued by the Comnpany in favor of Sillerman Investment Company III, LLC (62)
10.67	Form of Warrant issuable pursuant to the Securities Purchase Agreement (63)
10.68	Registration Rights Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC (64)
10.69	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the Company and Deutsche Bank Trust Company Americas (65)
10.70	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III, LLC and Deutsche Bank Trust Company Americas, and acknowledged by the Company (66)
10.71	Sales Agency Agreement dated January 22, 2015 by and between the Company and SFX-94 LLC (67)
10.72	Amended and Restated Shared Services Agreement (68)
10.73	Amendment to the Employment Agreement between the Company and Greg Consiglio (69)
10.74	Amendment to the Employment Agreement between the Company and Kevin Arrix (70)
10.75	Line of Credit Grid Promissory Note, dated as of June 11, 2015, by and between the Company and Sillerman Investment Company IV LLC (71)
10.76	Forbearance Agreement dated as of July 31, 2015 by and between Viggle Inc. and AmossyKlein Family Holdings, LLLP (72)
10.77	Asset Purchase Agreement by and among MGT Sports, Inc., MGT Capital Investments, Inc., DraftDay Gaming Group, Inc. and Viggle Inc., dated as of September 8, 2015 (73)

10.78	Stockholders' Agreement of DraftDay Gaming Group, Inc., dated as of September 8, 2015 (74)
10.79	Form of Promissory Note between Viggle Inc. and MGT Sports, Inc. (75)
10.80	Separation Agreement between Viggle Inc. and Kevin Arrix (76)
10.81	Amended and Restated Employment Agreement between Viggle Inc. and Olga Bashkatova (77)
10.82	Subscription Agreement dated December 3, 2015 between Viggle Inc. and Sillerman Investment Company IV LLC (78)
10.83	Asset Purchase Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc. (79)
10.84	Credit Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc. (80)
10.85	Amendment to Amended and Restated Certificate of Incorporation (81)
10.86	Amendment to Employment Agreement of Mitchell J. Nelson (82)
10.87	Secured Revolving Promissory Note dated January 27, 2016 between DraftDay Fantasy Sports Inc.and Sillerman Investment Company VI, LLC (83)
10.88	Security Agreement, effective as of January 27, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company III, LLC (84)
10.89	Certificate of Designation of Series D Preferred Stock (85)
10.90	Form of Exchange Agreement between the Company and MGT Sports, Inc.(86)
10.91	Revolving Secured Promissory Note, dated as of March 29, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI, LLC (87)
10.92	Security Agreement, dated as of March 29, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI, LLC (88)
10.93	Binding Term Sheet, dated as of April 29, 2016, between DraftDay Fantasy Sports Inc. and Rant, Inc. (89)
10.94	Secured Revolving Promissory Note dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (90)
10.95	Security Agreement dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (91)
10.96	Subscription Agreement, dated as of May 9, 2016, by and between the registrant and Sillerman Investment Company III LLC (92)
10.97	Amendment No.1 to the Forbearance Agreement, dated as of May 12, 2016 by and between the registrant and AmossyKlein Family Holdings, LLP (93)
10.98	Secured Revolving Promissory Note dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (94)
10.99	Security Agreement dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (95)
10.100	Exchange Agreement dated June 14, 2016 between DraftDay Fantasy Sports and MGT Sports, Inc. (96)
10.101	Secured Revolving Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (97)
10.102	Security Agreement dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (98)
10.103	Convertible Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Reaz Islam (99)
10.104	Employment Agreement between DraftDay Fantasy Sports Inc. and Michelle Lanken (100)
10.105	Asset Purchase Agreement between Function (x) Inc. and Rant, Inc. (101)
10.106	Certificate of Designation of Series E Preferred Stock (102)

10.107	Secured Convertible Note between Function(x) Inc. and Rant, Inc. (103)
10.108	Note Purchase Agreement between Function(x) Inc. and Rant, Inc. (104)
10.109	Security Agreement between Function(x) Inc. and Rant, Inc. (105)
10.110	Subordination Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc. (106)
10.111	Intercreditor Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc. (107)
10.112	Securities Purchase Agreement dated July 8, 2016 (108)
10.113	Security Agreement dated July 8, 2016 between Function(x) Inc. and holders of Debentures (109)
10.114	Registration Rights Agreement dated July 8, 2016 (110)
10.115	Form of Debenture (111)
10.116	Form of Warrant (112)
10.117	Form of Lock-Up Agreement (113)
10.118	Exchange Agreement dated July 8, 2016 between Function(x) Inc. and Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC and Sillerman Investment Company VI LLC (114)
10.119	Amendment to Securities Purchase Agreement and Consent to Modify Debentures dated July 20, 2016 (115)
10.120	Amendment to Subordination Agreement dated July 20, 2016 (116)
10.121	Amendment to Exchange Agreement dated July 20, 2016 (117)
10.122	Employment Agreement of Birame Sock (118)
10.123	Amended and Restated Certificate of Designation of the Series C Preferred Stock of Function(x) Inc. (119)
10.124	Note Exchange Agreement dated August 22, 2016 between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC and Sillerman Investment Company VI LLC (120)
10.125	Amendment to Certificate of Incorporation of Function(x) Inc. (121)
10.126	Securities Purchase Agreement between Function(x) Inc. and Perk Inc. (122)
10.127	Waiver Agreement between the Company and Barry Honig, as collateral agent (123)
14.1	Code of Business Conduct and Ethics (124)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

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

(25)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 5, 2012
(26)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 19, 2012
(27)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 7, 2012

(28)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 17, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 11, 2013
(30)	Incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed February 14, 2013
(31)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(32)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 15, 2013
(33)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(34)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K/A filed on March 19, 2013
(35)	Incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(36)	Incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(37)	Incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(38)	Incorporated by reference to Exhibit 10.8 of the registrant's Current Report on Form 8-K filed on March 15, 2013
(39)	Incorporated by reference to the Exhibits 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42 and 10.43 of the registrant's Annual Report on Form 10-K filed on September 17, 2013
(40)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(41)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(42)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 2, 2013
(43)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(44)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(45)	Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K filed on December 16, 2013
(46)	Incorporated by reference to the registrant's Preliminary Information Statement on Schedule 14C filed on January 10, 2014
(47)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 6, 2014
(48)	Incorporated by reference to Exhibit 1.1 to the Schedule 13D/A filed on February 10, 2014
(49)	Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed on February 10, 2014
(50)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on February 20, 2014
(51)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 10, 2014
(52)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(53)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(54)	Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on March 14, 2014
(55)	Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(56)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 18, 2014

(57)	Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on March 18, 2014
(58)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 24, 2014
(59)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 25, 2014
(60)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(61)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(62)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(63)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(64)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(65)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(66)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 27, 2014
(67)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(68)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(69)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(70)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on January 23, 2015
(71)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 12, 2015
(72)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 6, 2015
(73)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(74)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(75)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on September 9, 2015
(76)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 2, 2015
(77)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2015
(78)	Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 7, 2015
(79)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(80)	Incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on December 14, 2015
(81)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on January 28, 2016
(82)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 28, 2016
(83)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 2, 2016
(84)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 2, 2016
(85)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 30, 2016

(86)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(87)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(88)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on March 30, 2016
(89)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 29, 2016
(90)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(91)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 3, 2016
(92)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2016
(93)	Incorporated by reference to Exhibit 10.78 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2016
(94)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 20, 2016
(95)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 20, 2016
(96)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 17, 2016
(97)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(98)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(99)	Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed on June 30, 2016
(100)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 6, 2016
(101)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(102)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(103)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(104)	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(105)	Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(106)	Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(107)	Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(108)	Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(109)	Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(110)	Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(111)	Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(112)	Incorporated by reference to Exhibit 10.10 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(113)	Incorporated by reference to Exhibit 10.11 to the registrant's Current Report on Form 8-K filed on July 13, 2016
(114)	Incorporated by reference to Exhibit 10.12 to the registrant's Current Report on Form 8-K filed on July 13, 2016

(115)	Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on July 26, 2016
(116)	Incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on July 26, 2016
(117)	Incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on July 26, 2016
(118)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 3, 2016
(119)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on August 22, 2016
(120)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 22, 2016
(121)	Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on September 16, 2016
(122)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 6, 2016
(123)	Incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 14, 2016
(124)	Incorporated by reference to Exhibit 14.1 to the registrant's Information Statement on Form S-1/A filed on October 7, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FUNCTION(X) INC.

November 21, 2016	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

November 21, 2016	By:	/s/ MICHELLE LANKEN
Michelle Lanken
Chief Financial Officer