Form 10-Q
period 2016-12-31
Function(x) Inc.
filed 2017-02-14
CIK 725876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2016, based on the closing price of such stock on the NASDAQ stock market on such date, was $2,734,425.

As of February 10, 2017, there were 3,280,280 shares of the registrant’s common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2016 (Unaudited)	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$122	$537
Marketable securities	—	2,495
Accounts receivable (net of allowance for doubtful accounts of $20 at December 31, 2016 and June 30, 2016)	742	307
Prepaid expenses	72	226
Other receivables	50	114
Other current assets	179	110
Current assets of discontinued operations	20	39
Total current assets	1,185	3,828
Restricted cash	498	440
Property & equipment, net	1,260	1,414
Intangible assets, net	9,573	5,339
Goodwill	18,859	11,270
Other assets	432	748
Total assets	$31,807	$23,039

Liabilities, convertible redeemable preferred stock and stockholders' equity/(deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,901	$11,625
Deferred revenue	682	637
Current portion of loans payable and conversion feature, net	10,794	8,996
Current liabilities of discontinued operations	2,703	2,851
Total current liabilities	23,080	24,109
Loans payable, less current portion	—	19,716
Deferred revenue	3,446	3,429
Deferred tax liability	102	—
Common stock warrant liability	420	10
Other long-term liabilities	901	951
Total liabilities	27,949	48,215

Series A Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding -0- shares as of December 31, 2016 and June 30, 2016	—	—

Commitments and contingencies

Stockholders' equity/(deficit):
Series B Convertible Preferred Stock, $1,000 stated value, authorized 50,000 shares, issued and outstanding -0- shares as of December 31, 2016 and June 30, 2016	—	—
Series C Convertible Redeemable Preferred Stock, $1,000 stated value, authorized 100,000 shares, issued and outstanding of 33,175 and 3,000 shares as of December 31, 2016 and June 30, 2016, respectively	34,907	4,940
Series D Preferred Stock, $1,000 stated value, authorized 150 shares, issued and outstanding -0- shares as of December 31, 2016 and June 30, 2016	—	—
Series E Convertible Preferred Stock, $1,000 stated value, authorized 10,000 shares, issued and outstanding 4,435 and -0- shares as of December 31, 2016 and June 30, 2016, respectively	7,600	—
Common stock, $0.001 par value: authorized 300,000,000 shares, issued and outstanding 3,244,275 and 3,023,753 shares as of December 31, 2016 and June 30, 2016, respectively	3	3

Function(x) Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2016 (Unaudited)	June 30, 2016
Additional paid-in-capital	411,075	409,765
Treasury stock, 10,758 shares at December 31, 2016 and June 30, 2016	(11,916)	(11,916)
Accumulated deficit	(438,280)	(428,380)
Accumulated other comprehensive income	—	(361)
Non-controlling interest	469	773
Total stockholders' equity/(deficit)	3,858	(25,176)
Total liabilities and stockholders' equity/(deficit)	$31,807	$23,039

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$1,215	$1,782	$1,875	$3,255
Selling, general and administrative expenses	(3,574)	(10,025)	(7,614)	(19,409)
Impairment loss (see Note 3)	—	(30,402)	—	(30,402)
Operating loss	(2,359)	(38,645)	(5,739)	(46,556)

Other expense:
Other (expense)/income, net	2,161	1	(326)	3
Interest expense, net	(2,471)	(926)	(4,121)	(1,783)
Total other expense	(310)	(925)	(4,447)	(1,780)

Net loss before provision for income taxes	(2,669)	(39,570)	(10,186)	(48,336)

Income tax expense	(102)	—	(102)	—

Net loss from continuing operations	$(2,771)	$(39,570)	$(10,288)	$(48,336)

Net loss from discontinued operations	—	(5,124)	(36)	(9,773)

Net loss	(2,771)	(44,694)	(10,324)	(58,109)

Accretion of Convertible Redeemable Preferred Stock	22	74	44	148

Undeclared Series C Convertible Redeemable Preferred Stock Dividend	(1,017)	(306)	(1,511)	(613)

Add: Net loss attributable to non-controlling interest	141	522	424	689

Net loss attributable to Function(x) Inc. common stockholders	$(3,625)	$(44,404)	$(11,367)	$(57,885)

Net loss per common share - basic and diluted:
Continuing operations	$(1.13)	$(28.25)	$(3.64)	$(37.21)
Discontinued operations	$—	$(3.69)	$(0.01)	$(7.56)
Net loss per share attributable to Function(x) Inc. common stockholders - basic and diluted	$(1.13)	$(31.94)	$(3.65)	$(44.77)

Weighted average common shares outstanding - basic and diluted	3,196,136	1,390,204	3,113,010	1,292,838

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(2,771)	$(44,694)	$(10,324)	$(58,109)
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(289)	—
Reclass of available for sale securities to Consolidated Statements of Operations	—	—	650	—
Other comprehensive income	—	—	361	—
Comprehensive loss	$(2,771)	$(44,694)	$(9,963)	$(58,109)

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(amounts in thousands)
(Unaudited)

	Common Stock	Series C Preferred Stock	Series E Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2016	$3	$4,940	$—	$409,765	$(11,916)	$(361)	$(428,380)	$773	$(25,176)
Net loss							(9,900)	(424)	(10,324)
Unrealized loss on marketable securities						(289)			(289)
Sale of Perk shares						650			650
Conversion of debt to common stock				885					885
Termination of Sportech MSA								120	120
Write-off of Shareholder notes				56					56
Issuance of Series C shares		28,500		1,675					30,175
Issuance of Series E shares			7,600						7,600
Accretion of Series C Convertible Redeemable Preferred Stock		(44)		44					—
Undeclared Series C Preferred Stock Dividend		1,511		(1,511)					—
Restricted stock - share based compensation				133					133
Employee stock options - share based compensation				28					28
Balance December 31, 2016 (unaudited)	$3	$34,907	$7,600	$411,075	$(11,916)	$—	$(438,280)	$469	$3,858

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six months ended December 31,
	2016	2015
Operating activities:
Net loss	$(10,324)	$(58,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock - share based compensation	133	9,981
Employee stock options - share based compensation	28	346
Accretion of debt issuance costs and discount	1,866	100
Loss on sale of Perk shares and warrants	2,195	—
Impairment loss	—	30,402
Depreciation and amortization	1,420	2,435
Deferred income taxes	102	—
Change in fair value of conversion features and warrants	(1,790)	—
Gain on settlement of debt	(315)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(435)	2,036
Other receivables	64	621
Restricted cash	(58)	255
Prepaid expenses	154	596
Other assets	246	(5)
Deferred revenue	62	(283)
Accounts payable and accrued expenses	72	6,406
Reward points liability	—	140
Other liabilities	(50)	(59)
Other	—	94
Net cash used in operating activities	(6,630)	(5,044)

Investing activities:
Acquisitions, net of cash acquired	—	535
Sale of Perk shares and warrants	1,300	—
Net cash provided by investing activities	1,300	535

Financing activities:
Proceeds from loans	6,880	7,100
Repayments on loans	(1,545)	(3,000)
Debt issuance costs	(420)	—
Payments related to contingent consideration	—	(3,076)
Net cash provided by financing activities	4,915	1,024

Net decrease in cash	(415)	(3,485)
Cash at beginning of period	537	4,217
Cash at end of period	$122	$732

Supplemental cash flow information:
Cash paid during the period for interest	$30	$—

See accompanying Notes to Consolidated Financial Statements

Function(x) Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six months ended December 31,
	2016	2015
Non-Cash investing and financing activities:
Series C conversion with SIC III, SIC IV, and SIC VI notes	$30,175	$—
Series E issuance in connection with the Rant acquisition (Note 6)	7,600	—
Rant Note issuance in connection with the Rant acquisition (Note 6)	3,500	—
Rant assumed liabilities	1,990	—
Warrants issued in connection with Debentures	1,500	—
Common stock and warrants issued for DraftDay acquisition	—	1,757
Common stock and warrants issued for management service contracts	—	3,475
Loans converted to common stock	885	4,112
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

On July 12, 2016, the Company and RACX Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses (the “Rant Assets”). The Company acquired assets of Rant for approximately $1,990,000 in assumed liabilities, a $3,000,000 note, and 4,435 shares of Series E Convertible Preferred stock which, upon satisfaction of certain conditions including shareholder approval, will be convertible into shares of our common stock equal to 22% of the fully diluted shares outstanding, in a move to become a market leader in social publishing.

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

2.  Lines of Business

The Company conducts business through three operating segments: Wetpaint, Choose Digital, and DDGG. These operating segments are described below.
Through Wetpaint, the Company reports original news stories and publishes information content covering top television shows, music, celebrities, entertainment news and fashion. Wetpaint publishes more than 55 new articles, videos and galleries each day. The Company generates revenues through wetpaint.com by displaying advertisements to wetpaint.com users as they view its content.

To enhance our digital publishing business, the Company recently acquired assets of Rant Inc. ("Rant'), a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. The combined Wetpaint and Rant properties currently have approximately 13.1 million fans on their Facebook pages and generate an average of 16.2 million visits per month.
Over the six months ended December 31, 2016, the Company focused its efforts on growing Wetpaint user engagement and monetization. The Company anticipates applying the same focus and methodology in the near future to the Rant sites to continue to grow and strengthen its publishing business.

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

3.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

Marketable Securities

In February 2016, the Company received 1,370,000 shares of Perk's stock, which is publicly traded on the Toronto Stock Exchange, as part of the consideration in the sale of assets described in the Perk Agreement. These securities are short-term marketable securities, and have been classified as “available-for-sale” securities. Pursuant to Accounting Standards Codification ("ASC") 320-10, “Investments - Debt and Equity Securities” the Company's marketable securities are marked to market on a quarterly basis, with unrealized gains and losses recorded in equity as Other Comprehensive Income/Loss. On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300,000 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of $2,195,000 in the Other Expense line item of the Consolidated Statements of Operations for the six months ended December 31, 2016.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that the billings are past due and an evaluation of the potential risk associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company's allowance for doubtful accounts as of December 31, 2016 and June 30, 2016 was approximately $20,000.

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
The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the three months ended December 31, 2016 and December 31, 2015 were $0.

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

The carrying amounts of the Debenture Conversion feature, Rant Note Conversion feature and warrants is marked-to-market on a quarterly basis using a Monte Carlo simulation. The changes to fair value are recorded as other (expense)/income in the Consolidated Statement of Operations

Property and Equipment

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

The Company recorded an impairment loss of $4,335,000 related to the Choose Digital reporting unit and $10,708,000 related to the Wetpaint reporting unit during the three months ended December 31, 2015. Upon the finalization of the December 31, 2015 Choose Digital and Wetpaint goodwill impairment analysis, the consolidated goodwill ending balances as of March 31, 2016 were adjusted by $3,350,000 at June 30, 2016. The Company also recorded an additional goodwill impairment loss of $1,672,000 in the Selling, general and administrative expense line and reduced the gain on the sale of the Viggle Business by $1,672,000 in the Consolidated Statements of Operations during the nine months ended March 31, 2016 as a result of the finalization of the December 2015 Choose Digital and Wetpaint impairment analysis. There were no impairments recorded during the three and six months ended December 31, 2016.

At June 30, 2016, the Company determined that the fair value of the DDGG reporting unit was significantly below its carrying value, indicating that goodwill may be impaired. The Company determined the fair value of all long-lived assets other than goodwill and calculated the residual goodwill for the reporting unit. The residual goodwill was higher than the carrying value of goodwill related to the DDGG reporting unit, therefore the Company did not record an impairment loss for DDGG goodwill during the the year ended June 30, 2016. There were no impairments recorded during the three and six months ended December 31, 2016.

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

At December 31, 2015, as described above, the Company determined that the fair value of the Choose Digital and Wetpaint reporting units tested was significantly below the respective carrying values and assessed the fair values of the long-lived assets other than goodwill for each reporting unit. Upon comparing the fair values of the long-lived assets to their respective carrying values, the Company recorded a loss of $1,331,000 on intangible assets related to Choose Digital's software and licenses, and a loss of $11,418,000 on intangible assets related to Wetpaint's technology, trademark, customer relationships and non-competition agreements, during the three months ended December 31, 2015. No impairments were recorded during the three and six months ended December 31, 2016.

At June 30, 2016, the Company determined that certain intangible assets related to the acquisition of Draftday.com were impaired. At June 30, 2016, DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated, which led to a significantly lower revenues forecast for the reporting unit. As a result, the Company determined that the intangible assets related to internally developed software, trade name and non-compete agreements were impaired. The Company recorded a loss of $749,000 on intangible assets related to DDGG during the year ended June 30, 2016.

No impairments were recorded during the three and six months ended December 31, 2016.

Capitalized Software

The Company records amortization of acquired software on a straight-line basis over the estimated useful life of the software.

In addition, the Company records and capitalizes internally generated computer software and, appropriately, certain internal costs have been capitalized in the amount of $1,498,000 as of December 31, 2016 and June 30, 2016, in accordance with ASC 350-40 "Internal-use Software".  At the time software is placed into service, the Company records amortization on a straight-line basis over the estimated useful life of the software. The change in capitalized software is due to impairment of long-term assets related to the Choose Digital and Wetpaint businesses described earlier, as well as the abandonment of certain technology as of January 1, 2016, and internal development costs.

DDGG Player Deposits

The Company maintains a separate bank account to hold player deposits in accordance with current industry regulations. The player deposits bank account represents money reserved for player withdrawals and winnings. Accordingly, the Company records an offsetting liability at the time of receipt of player deposits.

Deferred Rent

The Company leases its corporate office, and as part of the lease agreement the landlord provided a rent abatement for the first 10 months of the lease. In 2014, the Company entered into two lease agreements for its satellite offices which provided for tenant improvement work sponsored by the landlords. The abatement and landlord sponsored improvements have been accounted for as a reduction of rental expense over the life of the lease. The Company accounts for rental expense on a straight-line basis over the entire term of the lease. Deferred rent is equal to the cumulative timing difference between actual rent payments and recognized rental expense. The satellite office leases were terminated in Fiscal 2016. The Company wrote-off residual leasehold improvement and deferred rent balances related to landlord sponsored tenant improvement work, and recorded a write-off of approximately $83,000 in the Consolidated Statements of Operations for the year ended June 30, 2016.

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

The Company recognized barter revenue and barter expense in the amount of $0 and $217,000 for the three months ended December 31, 2016 and December 31, 2015, respectively. The Company recognized barter revenue and barter expense in the amount of $0 and $424,000 for the six months ended December 31, 2016 and December 31, 2015, respectively.

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

Marketing

Marketing costs are expensed as incurred.  Marketing expense for the Company for the three months ended December 31, 2016 and December 31, 2015 was approximately $82,000 and $239,000 respectively. Marketing expense for the six months ended December 31, 2016 and December 31, 2015 was approximately $113,000 and $480,000, respectively.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The update requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company does not expect the update to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). The update provides a criteria for determining when an integrated set of assets and activities is not a business. The criteria requires that when substantially all of the fair value of gross assets are acquired in concentrated into a single identifiable asset or a group of similar identifiable assets, the integrated sets of assets and activities is not a business. Even if this criteria is not met, this update requires that the set of assets and activities must include an input and substantive processes that together significantly contribute to creating an output, at a minimum, and removes the evaluation of whether a market participant could replace the missing elements. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the update to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"). This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods for those years. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” (ASU 2016-16”). This update eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In May 2016, FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; non-cash consideration; contract modifications at transition; and completed contracts at transition. ASU 2016-12 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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
2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02
requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

4. Segments

Historically, the Company had one operating segment. However, in connection with the sale of the Viggle rewards business (discontinued operations) to Perk in February 2016, which represented a significant portion of the Company's assets and revenues, the Company's remaining operations were divided into three operating segments. These segments offer different products and services and are currently presented separately in internal management reports, and managed separately.

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
Information about reportable segments (amounts in thousands):

	Three Months Ended December 31,
	Wetpaint		Choose Digital		DDGG		Total
	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	$834	$530	$—	$217	$256	$243	$1,090	$990
Inter-segment revenues (1)	—	—		668	—	—	—	668

Net loss, net of income taxes (2)	(1,585)	(28,478)	(47)	(3,645)	(715)	(1,533)	(2,347)	(33,656)

Notes:
(1) The Choose Digital business provides digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost in this schedule and in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.

	Six Months Ended December 31,
	Wetpaint		Choose Digital		DDGG		Total
	2016	2015	2016	2015	2016	2015	2016	2015
External revenues	$1,206	$1,046	$58	$415	$361	$326	$1,625	$1,787
Inter-segment revenues (1)	—	—	—	1,219	—	—	—	1,219

Net loss, net of income taxes (2)	(3,662)	(30,338)	(448)	(4,120)	(1,467)	(1,507)	(5,577)	(35,965)

Notes:
(1) The Choose Digital business provides digital content to the Viggle business. These inter-segment revenues are presented at Choose Digital's cost in this schedule and in the consolidated statements of operations.

(2) The net loss figures presented exclude certain corporate expenses detailed in the reconciliation to the consolidated net loss below.

Reconciliation of revenues attributable to reportable segments to consolidated revenues from continuing operations (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues attributable to reportable segments	$1,090	$990	$1,625	$1,787
Licensing revenues related to SFX licensing agreement	125	125	250	250
Other revenues	—	667	—	1,218
Revenues per Consolidated Statements of Operations	$1,215	$1,782	$1,875	$3,255

Reconciliation of net loss for reportable segments, net of income taxes to consolidated net loss from continuing operations, net of income taxes (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss for reportable segments, net of income taxes	$(2,347)	$(33,656)	$(5,577)	$(35,965)
Other net gain (loss)	2,184	(88)	(429)	(297)
	(163)	(33,744)	(6,006)	(36,262)

Stock compensation related to corporate financing activities (1)	(137)	(4,250)	(161)	(8,500)
Corporate expenses allocated to discontinued operations (2)	—	(650)	—	(1,791)
Interest expense (3)	(2,471)	(926)	(4,121)	(1,783)
Consolidated net loss from continuing operations, net of income taxes	$(2,771)	$(39,570)	$(10,288)	$(48,336)

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

(3) Interest expense related to corporate debt instruments is not allocated to reportable segments.

Total assets for reportable segments (amounts in thousands):

	December 31, 2016	June 30, 2016
Wetpaint	$21,234	$8,495
Choose Digital	5,226	5,416
DDGG	3,713	3,740
Total assets for reportable segments	$30,173	$17,651

Reconciliation of assets attributable to reportable segments to consolidated assets of continuing operations (amounts in thousands):

	December 31, 2016	June 30, 2016
Total assets for reportable segments	$30,173	$17,104
Other assets (1)	1,614	5,896
Total consolidated assets, net of current and non-current assets of discontinued operations	$31,787	$23,000

Notes:
(1) Corporate assets that are not specifically related to any of the reporting units.

The Company continues to support the cash needs and operations of DDGG. As of December 31, 2016 the Company has transferred $1,096,000 to the DDGG subsidiary. A portion of these transfers, or $500,000, was funded as part of the purchase price commitment. The remaining transfers are part of the subscription agreement entered into with DDGG on May 12, 2016.

On July 12, 2016, to enhance the Company's digital publishing business, the Company acquired assets of Rant. Rant is a leading digital publisher that publishes original content in 13 different verticals, most notably in sports, entertainment, pets, cars, and food. Rant results of operations are included in the Company's digital publishing segment, Wetpaint.

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

On December 13, 2015, the Parent entered into the Perk Agreement. Perk’s shares are currently traded on the Toronto Stock Exchange. On February 8, 2016, pursuant to the Perk Agreement, the Company completed the sale of the assets related to the Company’s rewards business, including Viggle’s application, to Perk. The total consideration received net of transaction fees was approximately $5,110,000, and consisted of the following:

•	1,370,000 shares of Perk common stock, a portion of which was placed in escrow to satisfy any potential indemnification claims;

•	2,000,000 shares of Perk common stock if Perk’s total revenues exceed USD $130,000,000 for the year ended December 31, 2016 or December 31, 2017;

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

At the time the Company entered into the Perk Agreement, Perk provided the Company with a $1,000,000 secured line of credit, which the Company fully drew down. The Company had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by130,000. The Company exercised this option and received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing the Company's indemnification obligations under the Perk Agreement.

Additionally, after the closing, the Company delivered 357,032 of the Initial Perk Shares to Gracenote, Inc. and Tribune Media Services, Inc., former providers of technology services of the Company, as per the Settlement and Transfer Agreement dated February 5, 2016, to satisfy an obligation. The Company recognized a gain of $593,000 in the Consolidated Statements of Operations for the year ended June 30, 2016.

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300,000 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. The escrowed shares were released as part of this transaction.

The Company recognized a gain of approximately $1,060,000 on this transaction, net of transaction fees associated with the sale of the Viggle rewards business.

Results of operations classified as discontinued operations (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$—	$2,330	$—	$5,909
Cost of watchpoints and engagement points	—	(1,209)	—	(3,231)
Selling, general and administrative expenses	—	(6,224)	(36)	(12,408)
Loss before income taxes	—	(5,103)	(36)	(9,730)

Income taxes (see Note 13, Income Taxes)	—	(21)	—	(43)
Net loss	$—	$(5,124)	$(36)	$(9,773)

Current assets and non-current assets used in discontinued operations (amounts in thousands):

	December 31, 2016	June 30, 2016
Current assets:
Accounts receivable, net	$20	$39
Prepaid expenses	—	—
Current assets of discontinued operations	$20	$39

Non-current assets:
Property and equipment, net	$—	$—
Intangible assets, net	—	—
Goodwill	—	—
Other assets	—	—
Non-current assets of discontinued operations	$—	$—

Current liabilities and non-current liabilities used in discontinued operations (amounts in thousands):

	December 31, 2016	June 30, 2016
Current liabilities:
Accounts payable and accrued expenses	$2,703	$2,634
Reward points payable	—	—
Current portion of loan payable	—	217
Current liabilities of discontinued operations	$2,703	$2,851

Non-current liabilities:
Other long-term liabilities	$—	$—
Non-current liabilities of discontinued operations	$—	$—

6.  Acquisitions

Acquisition of Choose Digital

On June 24, 2014, the Company acquired Choose Digital, a Miami, Florida based, digital marketplace platform that allows companies to incorporate digital content into existing rewards and loyalty programs in support of marketing and sales initiatives.

In connection with our acquisition of Choose Digital, the Company was required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,800,000, which the Company failed to make timely. As a result, the Company entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP (“AmossyKlein”), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that the Company would make monthly installment payments to the Stockholders and the Company agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein s counsel in the event that the Company does not make such installment payments. The Company made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016, the Company and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,800,000. The Forbearance Agreement provides that the Company would make a payment of approximately $300,000 by May 18, 2016, and thereafter, the Company would make monthly payments of $100,000, plus interest, until the remaining amount is paid in full. In addition, the Company pledged 100,000 shares of common stock held in Perk.com, Inc. as collateral for these obligations. As of the date of this filing, $354,000 is owed and the 100,000 shares have been released. Finally, the Company agreed if we consummate a sale of a substantial part of its assets or a public equity offering, the Company will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. The Company also agreed to amend the confession of judgment. These payments under the amended forbearance agreement will create additional strain on the Company's limited cash resources. In addition, the requirement to accelerate payments on a sale of a substantial part of the Company's assets or from a public equity offering may hinder its access to additional cash. During the three months ended December 31, 2016, the Company paid approximately $318,000 under the Forbearance Agreement.

Acquisition of DraftDay.com

On September 8, 2015, the Company and its newly created subsidiary DDGG entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MGT Capital Investments, Inc. (“MGT Capital”) and MGT Sports, Inc. (“MGT Sports”), pursuant to which the Company acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from MGT Capital and MGT Sports.  In exchange for the acquisition of the DraftDay Business, the Company paid MGT Sports the following: (a) 63,647 shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234,000 due September 29, 2015, (c) a promissory note in the amount of $1,875,000 due March 8, 2016 (the "MGT Note"), and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share.

In addition, in exchange for the release of various liens and encumbrances, the Company also agreed to issue to third parties: (a) 4,232 shares of its Common Stock, (b) a promissory note in the amount of $16,000 due September 29, 2015 and (c) a promissory note in the amount of $125,000 due March 8, 2016, and DDGG issued: (i) 150 shares of its common stock and (ii) a warrant to purchase 150 shares of DDGG common stock at $400 per share.

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

As a result of the transactions described herein, the Company issued promissory notes in the aggregate principal amount of $250,000 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000,000 due March 8, 2016.  All such notes bear interest at a rate of 5% per annum.  The Company was not able to make the $2,000,000 in payments at the due date and on March 24, 2016 converted $825,000 of the promissory notes to common stock and $110,000 of the promissory notes to a Series D Preferred Stock (see Note 11, Stockholders' (Deficit) Equity). On April 13, 2016, MGT converted all 110 shares of the Company's Series D Preferred Stock into shares of common stock of the Company. Accordingly, the Company issued 18,332 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Preferred Stock outstanding. On June 14, 2016, the Company entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940,000 remaining due under the MGT Note. Under the Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11,000 in cash representing accrued interest and (b) 132,092 shares of our common stock, subject to certain adjustments. Issuance of the shares was conditioned upon approval of the Company’s shareholders and approval of its listing of additional shares application with NASDAQ. On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of $16,000.
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
On May 12, 2016, the Company entered into a subscription agreement with DDGG pursuant to which the Company agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred a total of $550,000 to the DDGG subsidiary since the date of acquisition and through November 20, 2016.
Kuusamo Warrants
In exchange for releasing certain liens and encumbrances with respect to DDGG, the Company issued promissory notes to Kuusamo Capital Ltd. ("Kuusamo Promissory Notes") in the principal amount of $16,000  due and paid on September 29, 2015 and in the aggregate principal amount of $125,000 due March 8, 2016.   All such notes bear interest at a rate of 5% per annum.  The Company was not able to make the $125,000 payment at the due date. On April 25, 2016, the Company also entered into an exchange agreement with Kuusamo Capital Ltd. (“Kuusamo"), pursuant to which the Company issued 10,394 shares of its common stock to Kuusamo in exchange for a reduction of $71,000 in principal amount of a promissory note the Company owed to Kuusamo.
The outstanding balance of the Kuusamo Promissory Notes was $0 and $54,000 at December 31, 2016 and June 30, 2016, respectively.  The Company recorded $5,000 in interest expense for the year ended June 30, 2016. On September 21, 2016, the Company satisfied the Kuusamo Prommisory Note through the issuance of 8,410 shares of its common stock.
Sportech MSA Termination
On April 12, 2016, DDGG entered into an amendment to the transitional management services agreement pursuant to which the DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated effective June 30, 2016. Sportech paid a $75,000 termination fee, to provide transitional services for 45 days, and has agreed to revert 4,200 shares of DDGG stock back to the Company on August 15, 2016. The Company had previously recorded the value of the services provided by Sportech under the Sportech MSA to prepaid assets, to be recognized as a professional services expense in the Consolidated Statements of Operations over the term of the agreement. Due to the termination of the agreement, the Company reduced prepaid assets and non-controlling interest accounts for the value of the returned 4,200 shares of DDGG stock, and expensed the remaining value of the Sportech services, except for 45 days of transitional services. The value of returned DDGG shares was determined by a third-party valuation firm as of June 30, 2016 using Level 3 inputs. The termination of the Sportech MSA required DDGG to begin performing certain functions on its own.
DDGG Intangibles and Goodwill Impairment
As noted above, at June 30, 2016, the Sportech MSA terminated, which led to a significantly lower revenues forecast for the reporting unit. As a result, the Company determined that intangible assets related to internally developed software, trade name and non-compete agreements were impaired as of June 30, 2016. The Company recorded a loss of approximately $749,000 on intangible assets related to DDGG during the year ended June 30, 2016. There was no impairment of goodwill (see Note 3, Summary of Significant Accounting Policies).
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

In consideration for the purchase of the Rant Assets, the Company delivered a Secured Convertible Promissory Note (the “Secured Convertible Note”) to Rant with a fair value determined to be $3,500,000 and delivered the stock consideration of $7,600,000 described below.

The $3,000,000 Secured Convertible Note matures on July 8, 2017 barring any events of default or a change of control of the Company. The Secured Convertible Note bears interest at 12% per annum, payable at maturity. At the election of Rant, the Secured Convertible Note is convertible into shares of the Company's common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into Common Stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Note has been satisfied or converted (for the purposes hereof Robert F.X. Sillerman is the Company’s Executive Chairman and Chief Executive Officer and/or any affiliate of Robert F.X. Sillerman is herein collectively, “Sillerman”). In connection with the Secured Convertible Note, the Company has entered into a Note Purchase Agreement (the “NPA”) and a Security Agreement (the “Rant Security Agreement”) with Rant, under which the Company has granted Rant a continuing security interest in substantially all assets of the Company. In connection with the issuance of the Secured Convertible Note, Sillerman and Rant entered into a subordination agreement subordinating repayment of the notes to the Debentures (as described in (b) hereof) and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them.
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

The preliminary allocation of the purchase price to the underlying net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date is as follows (amounts in thousands):

Goodwill	$7,589
Intangible assets	5,500
Total liabilities	(1,990)
$11,099

The goodwill allocated to the Rant acquisition is tax deductible.

7.  Property and Equipment

Property and Equipment consists of the following (amounts in thousands):

	December 31, 2016	June 30, 2016
Leasehold Improvements	$2,261	$2,261
Furniture and Fixtures	588	588
Computer Equipment	456	456
Software	164	164
Total	3,469	3,469
Accumulated Depreciation and Amortization	(2,209)	(2,055)
Property and Equipment, net	$1,260	$1,414

Depreciation and amortization charged to selling, general and administrative expenses for the three months ended December 31, 2016 and 2015 amounted to approximately $77,000 and $139,000, respectively.

Depreciation and amortization charged to selling, general and administrative expenses for the six months ended December 31, 2016 and 2015 amounted to $154,000 and $279,000, respectively.

8.  Intangible Assets and Goodwill

The summary of intangible assets and goodwill is a follows (amounts in thousands):

		December 31, 2016			June 30, 2016
Description (amounts in thousands)	Amortization Period	Amount	Accumulated Amortization	Carrying Value	Amount	Accumulated Amortization	Carrying Value
Wetpaint technology	60 months	$4,952	$(3,458)	$1,494	$4,952	$(3,276)	$1,676
Wetpaint trademarks	276 months	1,453	(438)	1,015	1,453	(415)	1,038
Wetpaint customer relationships	60 months	917	(837)	80	917	(827)	90
Choose Digital licenses	60 months	829	(589)	240	829	(559)	270
Choose Digital software	60 months	627	(257)	370	627	(212)	415
DraftDay tradename	84 months	180	(61)	119	180	(38)	142
Draftday non-compete agreements	6 months	30	(30)	—	30	(30)	—
DraftDay internally generated capitalized software	60 months	1,498	(485)	1,013	1,498	(303)	1,195
DraftDay customer relationships	24 months	556	(556)	—	556	(351)	205
Rant trademarks	120 months	2,700	(124)	2,576	—	—	—
Rant content	24 months	650	(149)	501	—	—	—
Rant technology	60 months	1,500	(138)	1,362	—	—	—
Rant advertising relationships	24 months	650	(149)	501	—	—	—
Other	various	326	(24)	302	326	(18)	308
Total		$16,868	$(7,295)	$9,573	$11,368	$(6,029)	$5,339

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

Amortization of intangible assets included in selling, general and administrative expenses for the six months ended December 31, 2016 and 2015 amounted to approximately $1,266,000 and $2,123,000, respectively.

Future annual amortization expense expected is as follows amounts in thousands):

Years ending June 30,
2017	$2,370
2018	$3,026
2019	$1,730
2020	$1,367
2021	$1,036

Goodwill consists of the following:

Description	Amount
Balance at July 1, 2016	$11,270
Rant preliminary purchase price allocation	7,589
Balance at December 31, 2016	$18,859

9. Loans Payable

The summary of loans payable is as follows (amounts in thousands):

		Total
	Maturity Date	Facility Amount	December 31, 2016	June 30, 2016
Convertible Debentures (the "Debentures"), net of discount	7/11/2017	$4,444	$3,629	$—
Secured Convertible Promissory Note (the "Secured Convertible Note")	7/8/2017	3,000	3,400	—
Line of Credit Promissory Note (the "Note")	10/24/2017	20,000	—	19,716
Line of Credit Grid Note (the "Grid Note") *	12/31/2016	5,900	3,465	4,563
Secured Line of Credit (the "Secured Revolving Loan I")	12/31/2016	1,500	—	1,500
Secured Line of Credit (the "Secured Revolving Line of Credit")	12/31/2016	500	—	500
Secured Revolving Loan (the "Secured Revolving Loan")	12/31/2016	500	—	500
Secured Revolving Loan II (the "Secured Revolving Loan II")	12/31/2016	500	—	500
Secured Revolving Loan III (the "Secured Revolving Revolving Loan III")	12/31/2016	1,200	—	135
Convertible Promissory Note (the "RI Convertible Note")	12/31/2016	300	300	300
MGT Promissory Notes (the "MGT Promissory Notes")	7/31/2016	2,109	—	943
Kuusamo Promissory Notes (the "Kuusamo Promissory Notes")	3/8/2016	141	—	55
Total Loans Payable, net			$10,794	$28,712

* As of June 30, 2016 the total facility amount on on the Grid Note was $10,000,000; however, in conjunction with the Exchange Agreement, this amount was reduced to $5,900,000.

Convertible Debentures
On July 12, 2016, the Company closed a private placement (the "Private Placement") of $4,444,000 principal amount of convertible debentures (the "Debentures") and common stock warrants (the "Warrants".) The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among the Company and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, the Company received gross proceeds of $4,000,000 before placement agent fees, original issue discount, and other expenses associated with the transaction. $1,162,000 of the proceeds was used to repay the Grid Note. The placement agent fees of $420,000 and original issue discount of $444,000 were recorded as a reduction to the debenture balance and will be accreted to interest expense over the term of the Debentures.
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
On July 20, 2016, the Company and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that the Company shall have $1,000,000 available in its commercial bank account or otherwise available in liquid funds. At any time when the Company's available funds fall below $1,000,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000,000; however, the first $5,000,000 of the guaranty shall be provided by drawing down on our Line of Credit with SIC IV. Any remaining amounts, up to a maximum aggregate of $1,000,000 million shall be provided by Sillerman.
As a part of the Private Placement, the Company issued Warrants to the Purchasers providing them with the right to purchase up to an aggregate of 354,650 shares of the Company’s common stock at an initial exercise price of $6.5280 per share. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance and the exercise price for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price of the Debentures, the exercise price of the Warrants will be decreased to a lower price based on the amount by which the conversion price of the Debentures was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans or for certain acquisitions. In addition, the exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants will expire 5 years from the initial issuance date. The fair value of the Warrants as of July 12, 2016 was determined to be $1,500,000 and the offset was recorded as a debt discount on the Convertible Debentures. The Warrants are recorded as a liability on the Consolidated Balance Sheets due to the adjustment of the exercise price due to subsequent common stock issuances and is being marked to market each reporting period. As of December 31, 2016, the balance of the debt discount related to the Warrants was $812,500. The fair value of the Warrants as of December 31, 2016 was determined to be $410,000. The change in fair value of $1,090,000 was recorded as other income in the Consolidated Statements of Operations for the three months ended December 31, 2016.
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
The Company valued the Debentures as of July 12, 2016, the issuance date, using the methods of fair value as described ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The fair value of the conversion feature in the Debentures was determined to be $1,856,000 as of July 12, 2016 and the offset was recorded as a debt discount. As of December 31, 2016, the balance of the debt discount on the Debentures related to the Conversion feature was $1,005,000. The fair value of the

Conversion feature as of December 31, 2016 was determined to be $1,256,000. The change in fair value of $600,000 was recorded as other income in the Consolidated Statements of Operations for the three months ended December 31, 2016.
On October 12, 2016, the first amortization payment in the amount of $444,000, plus accrued interest of approximately $114,000 pursuant to the terms of the Debentures became due and payable to the Purchasers. The Company did not make such payment at the time it was due. As a result of the event of default, the Company accrued $739,000 to interest expense in the Consolidated Statements of Operations and the Current portion of loans payable on the Consolidated Balance Sheets for the three and six months ended December 31, 2016, which represents all interest that would have been earned through the one year anniversary of the original issue date. Additionally, $667,000 was accrued to interest expense in the Consolidated Statements of Operations and the Current portion of loans payable on the Consolidated Balance Sheets representing the 15% premium on the outstanding principal for the three and six months ending December 31, 2016. In December 2016, the Company made a payment of $397,000, which included $383,000 of principal and $14,000 of interest.

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

The Company entered into waiver agreements with respect to the initial amortization payments due under the Debentures with Purchasers holding approximately 87% of the Debentures. The Waivers entered into with some of the Purchasers related to the failure to pay the amortization amounts do not address the failure to maintain the Minimum Cash Reserve. In addition, the Company is currently in default with respect to the amortization payment due in January 2017.

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

The Company did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of the Company’s failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696,000, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied.

Secured Convertible Promissory Note

On July 8, 2016 the Company issued a Secured Convertible Promissory Note (the “Secured Convertible Note”) to Rant in the amount of $3,000,000 as part of the consideration for the purchase of the Rant Assets.

The $3,000,000 Secured Convertible Note matures on July 8, 2017 barring any events of default or a change of control of the Company. The Secured Convertible Note bears interest at 12% per annum, payable at maturity. At the election of Rant, the Secured Convertible Note is convertible into shares of the Company’s common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into common stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Note has been satisfied or converted (for the purposes hereof Robert F.X. Sillerman is the Company’s Executive Chairman and Chief Executive Officer and/or any affiliate of Robert F.X. Sillerman is herein collectively, “Sillerman”). In connection with the Secured Convertible Note, the Company has entered into a Note Purchase Agreement (the “NPA”) and a Security Agreement (the “Rant Security Agreement”) with Rant, under which the Company has granted Rant a continuing security interest in substantially all assets of the Company. In connection with the issuance of the Secured Convertible Note, Sillerman and Rant entered into a subordination agreement subordinating repayment of the notes to the Debentures (as described in (b) hereof) and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them.

The events of default under the Debentures noted above also constituted a default under the Secured Convertible Note issued in connection with the acquisition of Rant. The holder of the Secured Convertible Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by the Company to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Secured Convertible Note. In addition, the Company is currently in default with respect to the Rant Note as a result of the failure to make the Debentures amortization payment due in January 2017.

The Company valued the Secured Convertible Note as of the acquisition date using the methods of fair value as described ASC 820. The fair value of the conversion feature in the Secured Convertible Note was determined to be $500,000 at the acquisition date. As of December 31, 2016, the fair value of the conversion feature was determined to be $400,000. The $100,000 change in fair value from September 30, 2016 to December 31, 2016 was recorded as other income in the Consolidated Statements of Operations for the three months ended December 31, 2016.

Line of Credit Promissory Note

On October 24, 2014, the Company and SIC III, a company affiliated with Mr. Sillerman, entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which SIC III agreed to purchase certain securities issued by the Company for a total of $30,000,000. Pursuant to the Securities Purchase Agreement, the Company issued a Line of Credit Promissory Note (the “Note”), which provides for a $20,000,000 line of credit to the Company (see Note 11, Stockholders' Equity, for a discussion of the remaining $10,000,000 of the Securities Purchase Agreement). The Company also agreed to issue to SIC III warrants to purchase 1,000,000 shares of the Company’s common stock. The Company issued warrants to purchase 50,000 shares of the Company’s common stock for every $1,000,000 advanced under the Note. The warrants will be issued in proportion to the amounts the Company draws under the Note. The exercise price of the warrants will be 10% above the closing price of the Company’s shares on the date prior to the issuance of the warrants. Exercise of the Warrants was subject to approval of the Company’s stockholders, which occurred on January 13, 2015.

The Note provides a right for the Company to request advances under the Note from time to time. The Note bears interest at a rate of 12% per annum, payable in cash on a quarterly basis. The Note matures on October 24, 2017. On October 24, 2014, SIC III made an initial advance under the Note in the principal amount of $4,500,000. On December 15, 2014, SIC III made an additional advance in the principal amount of $15,500,000 pursuant to the terms of the Note (the proceeds of which were used to repay amounts outstanding under the DB Line, as discussed above). As of September 30, 2016, the total outstanding principal amount of the Note was $20,000,000. The Note provides for a 3% discount, such that the amount advanced by SIC III was 3% less than the associated principal amount of the advances. Therefore, the net amount actually outstanding under the Note at September 30, 2016, was $19,666,000, which includes accretion of the discount of $266,000 (the 3% discount of $600,000 is being accreted to the principal balance over the life of the Note). From and after the occurrence and during the continuance of any event of default under the Note, the interest rate is automatically increased to 17% per annum.

In connection with the first drawdown of $4,500,000 under the Note, the Company issued SIC III warrants to purchase 11,250 shares of the Company’s common stock. These warrants have an exercise price of $70.20, representing a price equal to 10% above the closing price of the Company’s common stock on the day prior to issuance. In connection with the additional drawdown of $15,500,000 under the Note, the Company issued SIC III warrants to purchase 38,750 shares of the Company's common stock. These warrants have an exercise price of $72.60, representing a price equal to 10% above the closing price of the Company's common stock on the day prior to issuance. The warrants are exercisable for a period of five years from issuance. Stock compensation expense related to the issuances of warrants to SIC III was $2,049,000 during the year ended June 30, 2015.

The Note is not convertible into equity securities of the Company.

The Note also contains certain covenants and restrictions, including, among others, that, for so long as the Note is outstanding, the Company will not, without the consent of the holder of the Note, (i) make any loan or advance in excess of $500,000 to any officer, director, employee of affiliate of the Company (except advances and similar expenditures : (a) under the terms of employee stock or option plans approved by the Board of Directors, (b) in the ordinary course of business, consistent with past practice or (c) to its subsidiaries), (ii) incur any indebtedness that exceeds $1,000,000 in the aggregate other than indebtedness outstanding under the Note, (iii) guaranty any indebtedness of any unaffiliated third party, (iv) change the principal business of the Company or exit the Company's current business, provided that the foregoing is subject to the Board's compliance with its fiduciary duties, (v) sell, assign, or license material technology or intellectual property of the Company except (a) in the ordinary course of business, consistent with past practice, (b) sales and assignments thereof in any 12 month period that do not have a fair market value in excess of $500,000 or (c) in connection with a change of control transaction, (vi) enter into any corporate strategic relationship involving the payment, contribution or assignment by the Company of its assets that have a fair market value in excess of $1,000,000 or (vii) liquidate or dissolve the Company or wind up the business of the Company, except in connection with changes of control or merger, acquisition or similar transactions or as approved by the Company’s Board in compliance with their fiduciary duties.

On August 22, 2016, the Company and SIC III, entered into a Note Exchange Agreement pursuant to which $23,264,000, which represents all of the outstanding principal and accrued interest outstanding under the Notes, was exchanged for 23,264 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. After the exchange, the Notes were retired.

Interest expense on the Note was $0 and $613,000 for the three months ended December 31, 2016 and 2015, respectively.

Line of Credit Grid Note

On June 11, 2015, the Company and Sillerman Investment Company IV, LLC ("SIC IV") entered into a Line of Credit Grid Note (the "Grid Note"). The Grid Note provides a right for the Company to request advances under the Grid Note from time to time in an aggregate amount of up to $10,000,000. The Grid Note bears interest at a rate of 12% per annum, payable in cash on the maturity of the Grid Note. From and after the occurrence and during the continuance of any event of default under the Grid Note, the interest rate is automatically increased to 14% per annum.

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

The Grid Note matures on the first to occur of: (a) December 31, 2016 or (b) upon a “Change of Control Transaction.” A “Change of Control Transaction” includes (i) a sale of all or substantially all of the assets of the Company or (ii) the issuance by the Company of common stock that results in any “person” or “group” becoming the “beneficial owner” of a majority of the aggregate ordinary voting power represented by the Company’s issued and outstanding common stock (other than as a result of, or in connection with, any merger, acquisition, consolidation or other business combination in which the Company is the surviving entity following the consummation thereof), excluding transactions with affiliates of the Company.

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

As of December 31, 2016 and June 30, 2016 the principal amount outstanding under the Grid Note was $3,465,000 and $4,563,000, respectively.

On July 8, 2016, the Company and SIC III, SIC IV and SIC VI entered into an Exchange Agreement pursuant to which, subject to adjustment, (i) 3,000 shares of the Company's Series C Preferred Stock owned by SIC III are to be exchanged for 890,898 shares of the Company's common stock and (ii) all of the debt held by Mr. Sillerman and such affiliates is to be exchanged for 5,066,654 shares of the Company's common stock. Issuance of the shares is conditioned upon approval of the

Company’s shareholders, the closing of an offering of the Company’s common stock in the amount of at least $10,000,000 approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock. The Company received an independent valuation with respect to the original exchange that the exchange price of $5.20 reflects fair value. Any additional change is subject to the receipt by the Company of an updated fair value determination. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017. At the date of this filing, this transaction has not yet closed.

Amended Exchange Agreement/Amended Grid Note

On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into an amendment to the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred Stock of the Company for shares of the Company's common stock. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000,000 of the outstanding principal balance of the Grid Note and the Company shall be entitled to draw up to an additional $5,000,000.

On August 22, 2016, the Company and SIC IV, entered into a Note Exchange Agreement pursuant to which $3,150,000, which represents all of the outstanding principal and accrued interest outstanding under the Grid Note other than $900,000, was exchanged for 3,150 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. Therefore, the outstanding balance of the Grid Note at December 31, 2016 was $3,465,000.

Interest expense on the Grid Note for the six months ended December 31, 2016 and 2015 was $148,000 and $201,000 respectively.

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

Secured Revolving Loans and Lines of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a Secured Revolving Loan agreement (the “Secured Revolving Loan I”) with the Company and its subsidiaries, wetpaint.com, Inc. and Choose Digital Inc. (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500,000.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500,000 had been advanced thereunder.  Interest expense on the Secured Revolving Loan I was approximately $27,000 for the six months ended December 31, 2016.

The Company and its subsidiaries wetpaint.com, inc., and Choose Digital, Inc. (the "Subsidiaries") entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500,000.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum.
In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At June 30, 2016, $500,000 had been advanced thereunder.  Interest expense on the Secured Revolving Line of Credit was approximately $9,000 for the six months ended December 31, 2016.

On April 29, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan"), pursuant to which the Company can borrow up to $500,000. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500,000 had been advanced thereunder.  Interest expense on the Secured Revolving Loan was $9,000 for the six months ended December 31, 2016.

On May 16, 2016, SIC VI entered into an additional secured revolving loan agreement with the Company and the Subsidiaries ("Secured Revolving Loan II"), pursuant to which the Company can borrow up to $500,000. Loans under this loan agreement bear interest at the rate of 12% per annum and mature on December 31, 2016, barring any events of default or a change of control of the Company. As of June 30, 2016, $500,000 had been advanced thereunder. Interest expense on the Secured Revolving Loan II was approximately $9,000 for the six months ended December 31, 2016.

On June 27, 2016, SIC VI entered into a secured revolving loan agreement (the “Secured Revolving Loan III”) with the Company and its subsidiaries, pursuant to which the Company can borrow up to $1,200,000. The Secured Revolving Loan III bears interest at the rate of 12% per annum and matures on December 31, 2016, barring any events of default or a change of control of the Company. At June 30, 2016, approximately $135,000 had been advanced thereunder. Interest expense on the Secured Revolving Loan III was approximately $8,000 for the six months ended December 31, 2016.

On August 22, 2016, the Company and SIC VI entered into a Note Exchange Agreement pursuant to which $3,608,000, which represented all of the outstanding principal and accrued interest of certain notes held by SIC VI, was exchanged for 3,608 shares of the Company’s Series C Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement. The Secured Revolving Loans and Lines of Credit were retired with the exchange transaction.

Related Approvals

Because each of the transactions referred to in the foregoing sections involved Mr. Sillerman, or an affiliate of his, the transactions were subject to certain rules regarding "affiliate" transactions. As such, each was approved by a Special Committee of the Board of Directors and a majority of the independent members of the Board of Directors of the Company.

Convertible Promissory Note

On June 27, 2016, the Company entered into a Convertible Promissory Note with Reaz Islam (“RI”), the Company's Chief of Staff, pursuant to which RI loaned the Company $300,000 (the “RI Convertible Note”).  The RI Convertible Note bears interest at a rate of 12% and matures on December 31, 2016. RI shall have the right to convert the RI Convertible Note into shares of the common stock of the Company at such time, on such terms, and in accordance with such procedures as Mr. Sillerman shall have the right to convert debt held by Mr. Sillerman or his affiliates into shares of the Company’s common stock. The RI Convertible Note is subordinate to any note held by Mr. Sillerman or his affiliates and RI has agreed to execute any agreement reasonably required in connection therewith. As of December 31, 2016 , $300,000 of principal was outstanding under the RI Convertible Note. Interest expense for the six months ended December 31, 2016 was approximately $18,000.

Promissory Notes

In accordance with the Assets Purchase Agreement to purchase the DraftDay Business (see Note 6, Acquisitions), the Company issued promissory notes to MGT Capital ("MGT Promissory Notes") in the principal amount of $234,000 due and paid on September 29, 2015 and in the aggregate principal amount of $1,875,000 due March 8, 2016.  The Company was not able to make the payment at the due date and on March 24, 2016 converted $824,000 of the promissory notes to common stock and $110,000 of the promissory notes to a Series D Preferred Stock (see Note 11, Stockholders' Equity (Deficit)). All such notes bear interest at a rate of 5% per annum.   On April 13, 2016, MGT converted all 110 shares of the Company's Series D Preferred Stock into shares of common stock of the Company. Accordingly, the Company issued 18,332 shares of common stock to MGT. Thereafter, there are no shares of the Company's Series D Preferred Stock outstanding.

On June 14, 2016, the Company entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the $940,000 remaining due under the MGT Note (see Note 6, Acquisitions). Under the Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11,000 in cash representing accrued interest and (b) 132,092 shares of Company common stock, subject to certain adjustments. Issuance of the shares is conditioned upon approval of the Company’s shareholders and approval of its Listing of Additional Shares application with NASDAQ. Therefore, the outstanding balance of the MGT Promissory Notes was $0 at December 31, 2016. The Company recorded interest expense of approximately $12,000 for the six months ended December 31, 2016. On October 10, 2016, the Company satisfied the MGT Note through the issuance of 136,304 shares of its common stock and payment of interest of approximately $16,000.

In exchange for releasing certain liens and encumbrances with respect to the DraftDay Business(see Note 6, Acquisitions), the Company issued promissory notes to Kuusamo Capital Ltd. ("Kuusamo Promissory Notes") in the principal amount of $16,000 due and paid on September 29, 2015 and in the aggregate principal amount of $125,000 due March 8, 2016.  The Company was not able to make the payment at the due date. All such notes bear interest at a rate of 5% per annum.  On September 21, 2016, the Company satisfied the Kuusamo Promissory Note through the issuance of 8,410 shares of its common stock. The outstanding balance of the Kuusamo Promissory Notes was $0 at December 31, 2016. The Company recorded interest expense of approximately $1,000 for the six months ended December 31, 2016.

Accounts Payable Settlements

North America Photon Infotech Ltd. (“Photon”), a company based in Mauritius that had provided development services to the Company, filed suit in California on March 28, 2016 to collect approximately $218,000 owed by the Company to Photon. The Company settled this matter on May 12, 2016 in part by issuing a Note in the amount of $110,000, payable in six months. Such note was settled on November 15, 2016 with the issuance of 31,510 shares of the Company's common stock.

Interest expense on these notes issued in connection with vendor settlements was approximately $7,000 and $22,000 for the three and six months ended December 31, 2016, respectively.

10. Commitments and Contingencies

Litigation

A Complaint (Index #654984/2016) was filed by Andy Mule, on behalf of himself and others similarly situated, in the Supreme Court of the State of New York. The Complaint, which names the Company, each of its current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate. The Company accepted service on October 4, 2016, and filed a motion to dismiss on November 14, 2016. The Plaintiff has until April 7, 2017 to respond. The Company believes that this claim is without merit.

A complaint (Case #8:16-cv-02101-DOC-JCG) was filed in the United States District Court, Central District of California, Southern Division by Stephan Wurth Photography, Inc. The Complaint, which names Wetpaint.com, Inc. and two former employees of Rant, Inc., claims copyright infringement relating to photographs of Anna Kournikova that first appeared on a Rant website some time ago and continued to appear after the Company's purchase of Rant on July 8, 2016. The Company is in settlement discussions.

On January 20, 2017, a Complaint (Case #3D-2017-00898658-CU-CO-CJC) was filed in the Superior Court of California, County of Orange, by Jamboree Center 4 LLC, the former landlord of Rant, Inc., relating to rent Jamboree Center claims is owed for the period after the Company purchased Rant. The Company believes this claim is without merit. as the Company did not assume this liability. The Company intends to vigorously defend this action and seek indemnification from the sellers of the Rant assets.

On January 31, 2017, a complaint (Case #650513/2017) was filed in New York County Supreme Court, New York by Outbrain, Inc. (“Outbrain”) against the Company and others, alleging failure to pay $739,190 owed to Outbrain by Rant between July 2015 and January 2016. The Company believes this claim is without merit, as the Company did not assume the liability to Outbrain. The Company intends to vigorously defend this action and seek indemnification from the sellers of the Rant assets.

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

11. Stockholders’ Equity

Common Stock

As of December 31, 2016 there were 300,000,000 shares of authorized common stock and 3,244,275 shares of common stock issued and outstanding, respectively. As of June 30, 2016 there were 300,000,000 shares of authorized common stock and 3,023,753 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

At December 31, 2016 and June 30, 2016 there were no shares of Series A Convertible Redeemable Preferred Stock outstanding.

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

At December 31, 2016 and June 30, 2016, there were no shares of Series B Convertible Preferred Stock outstanding.

Series C Convertible Preferred Stock

We amended the Certificate of Designation of our Series C Convertible Preferred Stock as of August 22, 2016. As amended, the designation, powers, preferences, and rights of the shares of Series C Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

•	The shares of Series C Convertible Redeemable Preferred Stock have a stated value of $1,000 per share.

•
Each holder of a share of Series C Convertible Redeemable Preferred Stock shall be entitled to receive dividends (“Dividends”) on such share equal to twelve percent (12%) per annum (the “Dividend Rate”) of the Stated Value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series C Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a 360-day year consisting of twelve 30-day months.

•
The Company may redeem any or all of the outstanding Series C Preferred Stock at any time at the then current Stated Value plus accrued Dividends thereon plus a redemption premium equal to the Stated Value multiplied by 6%. However, no premium shall be due on the use of up to 33% of proceeds of a public offering of common stock at a price of $5.00 or more per share.

•
The Series C Preferred Stock is not redeemable or convertible into common stock by the holder (except the Series C Preferred Stock held by Mr. Sillerman and affiliates remains subject to the Exchange Agreement and is convertible in accordance therewith).

•	The consent of the holders of a majority of the shares of Series C Preferred Stock is necessary for the Company to amend the Series C certificate of designation.

•
Until the August 22, 2016 amendment, the Series C Convertible Preferred Stock was classified as a component of mezzanine equity in the accompanying Consolidated Balance Sheets. As a result of the amendment, the Series C Preferred Stock is now classified as a component of stockholders’ (deficit) equity.

Preferred Stock Conversion

Sillerman Investment Company III, LLC (“SIC III”), an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer of the Company, owned 10,000 shares of Series C Convertible Redeemable Preferred Stock. On May 9, 2016 (the “Exchange Date”), the Company and SIC III entered into a Subscription Agreement pursuant to which SIC III subscribed for 1,129,032 shares of the Company’s common stock at a price of $6.20 per share. Accordingly, the aggregate purchase price for such shares was $7,000,000. The Company and SIC III agreed that SIC III would pay the purchase price for such shares by exchanging 7,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock owned by SIC III for the common stock (the “Exchange”). All conditions of the Subscription Agreement have been satisfied, and therefore 1,129,032 shares of the Company’s common stock were issued to SIC III. Mr. Sillerman and his affiliates now own more than 50% of the outstanding shares of the Company’s common stock. The Company determined that this was a fair transaction and did not recognize any stock compensation expense in relation with the conversion.

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into an Note Exchange Agreement pursuant to which $30,175,000, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement.

At December 31, 2016 and June 30, 2016, there were 33,175 and 3,000 shares of Series C Convertible Preferred Stock outstanding, respectively.
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

The Series D Convertible Preferred Stock is classified as a component of stockholders' equity in the accompanying consolidated balance sheets. There were no shares of Series D Convertible Preferred Stock outstanding at December 31, 2016 and June 30, 2016.

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

As of December 31, 2016, there were 4,435 shares of Series E Convertible Preferred Stock outstanding. There were no shares of Series E Convertible Preferred Stock outstanding as of June 30, 2016.

Subscription Agreement

On December 3, 2015, the Company and SIC IV entered into a Subscription Agreement pursuant to which SIC IV subscribed for 437,500 shares of the Company’s common stock at a price of $9.40 per share. Accordingly, the aggregate purchase price for such shares was $4,112,000.

Non-controlling Interest

As discussed in Note 6, Acquisitions, on September 8, 2015, the Company acquired the assets of the DraftDay Business and its operations have been consolidated with the Company's operations as of that date. The Company has recorded non-controlling interest in its Consolidated Balance Sheets and Consolidated Statements of Operations for the portion of the DraftDay Business that the Company does not own. In the three months ended September 30, 2016, Sportech invested an additional $121 into the DraftDay Business in exchange for shares of Series A Preferred Stock of DDGG for $1 per share. In connection with termination of the Sportech MSA at June 30, 2016 (see Note 6, Acquisitions), Sportech returned 4,200 shares of DDGG stock. The Company reduced non-controlling interest by approximately $378,000, which represents the fair value of these shares.

12. Share-Based Payments

Equity Incentive Plan

The 2011 Executive Incentive Plan (the "Plan") of the Company was approved on February 21, 2011 by the written consent of the holder of a majority of the Company's outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, employee, consultant or other person who provides services to the Company or any related entity, options, stock appreciation rights, restricted stock awards, dividend equivalents and other stock-based awards and performance awards, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Plan provides for the issuance of a maximum of 6,250,000 shares of common stock.  Pursuant to the Executive Incentive Plan and the employment agreements, between February 15, 2011 and December 31, 2016, the Compensation Committee of the Company's Board of Directors authorized the grants of restricted stock and stock options described below.

Restricted Stock

Compensation expense related to restricted stock was approximately $133,000 and $9,981,000 for the six months ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, there was approximately $239,000 in total unrecognized share-based compensation costs related to restricted stock. There were 65,318 shares of restricted stock granted during the six months ended December 31, 2016.

Stock Options

The Company accounts for these options at fair market value of the options on the date of grant, with the value being recognized over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model.  Expected volatility is based on the historical volatility of the price of comparable companies' stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  Options generally have an expiration  of 10 years and vest over a period of 3 or 4 years.  There were no options granted during the six months ended December 31, 2016 and 2015.

Compensation expense related to stock options of approximately $13,000 and $173,000 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the three months ended December 31, 2016 and 2015, respectively. Compensation expense related to stock options of approximately $28,000 and $346,000 is included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was approximately $107,000 of total unrecognized stock-based compensation cost which will generally be recognized over a two year period.

13.  Income Taxes

For the three and six months ended December 31, 2016 and 2015, the Company did not record an income tax benefit because it has incurred taxable losses and has no history of generating taxable income and therefore the Company cannot presently anticipate the realization of a tax benefit on its Net Operating Loss carryforward. At December 31, 2016 the Company has a Net Operating Loss carryforward of approximately $165,112,000, which will begin to expire in 2030.
As a result of the Rant Asset Purchase in July 2016, the Company has goodwill of approximately $7,589,000 that is not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of.   The Company recorded income tax expense of $102,000 in the three and six months ended December 31, 2016 related to the "naked tax credit."
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

The parties terminated the SFX Shared Services Agreement effective as of January 1, 2016. SFX was reorganized in bankruptcy on December 2, 2016.
The net balance due (to)/from SFX, including amounts related to the Sales Agency Agreement, discussed below, as of December 31, 2016 and June 30, 2016 was approximately $0 and $142,000 respectively.

License Agreement

On March 10, 2014, the Company entered into an audio recognition and related loyalty program software license and services agreement with SFX. Pursuant to the terms of the license agreement, SFX paid the Company $5,000,000 to license its audio recognition software and related loyalty platform for a term of 10 years. The amount was deferred and is being amortized over the ten years period. For the three months ended December 31, 2016 and 2015, the Company recognized $125,000 and $125,000, respectively of revenue related to this agreement. For the six months ended December 31, 2016 and 2015, the Company recognized $250,000 and $250,000, respectively, of revenue related to this agreement.

Secured Line of Credit

On January 27, 2016, Sillerman Investment Company VI LLC (“SIC VI”), an affiliate of Robert F.X. Sillerman, the Executive Chairman and Chief Executive Officer of the Company, entered into a secured revolving loan agreement (the “Secured Revolving Loan”) with the Company and its subsidiaries, Wetpaint and Choose Digital (collectively, the “Subsidiaries”), pursuant to which the Company can borrow up to $1,500,000.  The Secured Revolving Loan bears interest at the rate of 12% per annum. In connection with the Secured Revolving Loan, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc. The Company intends to use the proceeds from the Secured Revolving Loan to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  As of June 30, 2016, $1,500,000 had been advanced thereunder.  Because Mr. Sillerman is a director, executive officer and greater than 10% stockholder of the Company, a majority of the Company’s independent directors approved the transaction. On August 22, 2016, the Company and SIC IV entered into an Note Exchange Agreement pursuant to which $1,500,000, which represents all of the outstanding principal and accrued interest of certain notes held by SIC IV was exchanged for 1,500 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. See Note Exchange Agreement paragraph below for additional information on the August 22, 2016 exchange.
$500,000 Line of Credit

The Company and its subsidiaries entered into a secured, revolving Line of Credit on March 29, 2016 with SIC VI (the “Secured Revolving Line of Credit”), pursuant to which the Company can borrow up to $500,000.  The Secured Revolving Line of Credit bears interest at the rate of 12% per annum. In connection with the Secured Revolving Line of Credit, the Company and the Subsidiaries have entered into a Security Agreement (the “Security Agreement”) with SIC VI, under which the Company and the Subsidiaries have granted SIC VI a continuing security interest in all assets of the Company and the Subsidiaries, with the exception of the Company’s interest in DraftDay Gaming Group, Inc.  The Company intends to use the proceeds from the Secured Revolving Line of Credit to fund working capital requirements and for general corporate purposes in accordance with a budget to be agreed upon by SIC VI and the Company.  At June 30, 2016, $500,000 had been advanced thereunder.  On August 22, 2016, the Company and SIC VI entered into an Note Exchange Agreement pursuant to which $500,000, which represents all of the outstanding principal and accrued interest of certain notes held by SIC VI was exchanged for 500 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. See Note Exchange Agreement paragraph below for additional information on the August 22, 2016 exchange.

Preferred Stock Conversion

Sillerman Investment Company III, LLC (“SIC III”), an affiliate of Robert F.X. Sillerman, the Company's Executive Chairman and Chief Executive Officer of the Company, owned 10,000 shares of Series C Convertible Redeemable Preferred Stock. On May 9, 2016 (the “Exchange Date”), the Company and SIC III entered into a Subscription Agreement pursuant to which SIC III subscribed for 1,129,032 shares of the Company’s common stock at a price of $6.20 per share. Accordingly, the aggregate purchase price for such shares was $7,000,000. The Company and SIC III agreed that SIC III would pay the purchase price for such shares by exchanging 7,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock owned by SIC III for the common stock (the “Exchange”). All conditions of the Subscription Agreement have been satisfied, and therefore 1,129,032 shares of the Company’s common stock were issued to SIC III. Mr. Sillerman and his affiliates now own more than 50% of the outstanding shares of the Company’s common stock. The Company determined that this was a fair transaction and did not recognize any stock compensation expense in relation with the conversion.

Exchange Agreement

On July 8, 2016, the Company and SIC III, SIC IV and SIC VI, each an affiliate of Mr. Sillerman, entered into an Exchange Agreement pursuant to which, subject to adjustment, (i) 3,000 shares of the Company's Series C Preferred Stock owned by SIC III are to be exchanged for 890,898 shares of the Company's common stock and (ii) all of the debt held by Mr. Sillerman and such affiliates is to be exchanged for 5,066,654 shares of the Company's common stock. Issuance of the shares is conditioned upon approval of the Company’s shareholders (see "Shareholder Approval" in this section), the closing of an offering of the Company’s common stock in the amount of at least $10,000,000, approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The exchange price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock. The Company received an independent valuation with respect to the original exchange that the exchange price of $5.20 reflects fair value. Any additional change is subject to the receipt by the Company of an updated fair value determination. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017. At the date of this filing, this transaction has not yet closed.

Amended Exchange Agreement/Amended Grid Note

On July 18, 2016, SIC III, SIC IV and SIC VI, LLC entered into an amendment to the Exchange Agreement relating to the exchange of debt and shares of the Series C Preferred Stock of the Company for shares of the Company's common stock. The Exchange Agreement modified the Grid Note to provide that SIC IV shall be entitled to repayment of up to $2,000,000 of the outstanding principal balance of the Grid Note and the Company shall be entitled to draw up to an additional $5,000,000. $3,605,000 remains available to draw under the Grid Note and at the date of this filing, the current balance is $2,950,000.

Note Exchange Agreement

On August 22, 2016, the Company and SIC III, SIC IV, and SIC VI, each an affiliate of Mr. Sillerman, entered into a Note Exchange Agreement pursuant to which $30,175,000, which represents all of the outstanding principal and accrued interest of the Note, the Loans, the Secured Revolving Loan, the Secured Revolving Promissory Note, the Secured Revolving Promissory Note II, and the Secured Revolving Promissory Note III (all described and defined in Note 9, Loans Payable) other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015 (see "Grid Note"), was exchanged for 30,175 shares of the Company’s Series C Preferred Stock (see "Amendment to Certificate of Designation of Series C Preferred Stock" in this section.) The exchange price is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements. The Grid Note remains subject to the Exchange Agreement.

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

The Company issued 1,068 warrants in connection with the May 10, 2012 PIPE. Each warrant has a sale price of $8,800 and is exercisable into 1 share of common stock at a price of $12,800 over a term of three years. Further, the exercise price of the warrants is subject to "down round" protection, whereby any issuance of shares at a price below the current price resets the exercise price equal to a the price of newly issued shares (the "Warrants"). In connection with the PIPE Exchanges on September 16, 2013, the exercise price of the Warrants was reset to $2. The fair value of such warrants has been determined utilizing the Binomial Lattice Model in accordance with ASC 820-10, Fair Value Measurements. The fair value of the warrants when issued was approximately $5,281,000. On September 16, 2013, 341 warrants were exchanged in connection with the PIPE Exchanges. The remaining 14,545 warrants were marked to market as of December 31, 2016 and 2015 to a fair value of $10,000 and $10,000, respectively. The Company recorded gains/(losses) of $0 and $0 to other income, net in the Consolidated Statements of Operations for the six months ended December 31, 2016 and 2015, respectively. The fair value of the warrant is classified as a current liability on the Consolidated Balance Sheets as of December 31, 2016, due to the Company's intention to retire a significant portion of these warrants in its next round of financing. The Company's warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

On February 8, 2016, the Company received Perk warrants as part of the consideration in the sale of the Viggle business. The carrying amount of Perk warrants held is marked-to-market on a quarterly basis using the Monte Carlo valuation model, in accordance with ASC 820-10, Fair Value Measurements. The changes to fair value are recorded in the Consolidated Statements of Operations. The fair value of the warrants when issued was approximately $1,023,000. The warrants were marked to market as of December 31, 2016 to a fair value of $1,091,000. The Company recorded a loss of approximately $503,000 to other expense, net in the Consolidated Statements of Operations for the three months ended September 30, 2016. The fair value of the warrant was classified as an other asset on the Consolidated Balance Sheets as of June 30, 2016. The Perk warrants were classified as a Level 3 input within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices and inherent lack of liquidity.

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

On September 30, 2016, the Company sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300,000 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of approximately $2,195,000 in the Other Expense line item of the Consolidated Statements of Operations for the three months ended September 30, 2016.

As discussed in Note 6, Acquisitions, the Company purchased Rant on July 12, 2016. In conjunction with the Rant acquisition, the Company delivered a Secured Convertible Note to Rant in the amount of $3,000,000 and issued 4,435 of Series E Convertible Preferred Stock. In accordance with ASC 820, the Company had the Secured Convertible Note and Series E Preferred Stock fair valued at the acquisition date. The fair value of the conversion feature of the Secured Convertible Note was approximately $500,000 and the fair value of the Series E Preferred Stock was approximately $7,600,000. The Secured Convertible Note, the fair value of the conversion feature and Series E Preferred Stock were recorded at their acquisition date fair values with a corresponding charges to goodwill in the Consolidated Balance Sheets at September 30, 2016. As of December 31, 2016, the fair value of the conversion feature was determined to be approximately $400,000. The $100,000 change in fair value from September 30, 2016 to December 31, 2016 was recorded as other income in the Consolidated Statements of Operations for the three months ended December 31, 2016.

On July 12, 2016, the Company closed the Private Placement of $4,444,000 principal amount of the Debentures and Warrants. The Debentures and Warrants were fair valued at the Private Placement closing date. The fair value of the Conversion feature was approximately $1,856,000 and the fair value of the Warrants was $1,500,000. The Conversion feature and Warrants were recorded at the Private Placement closing date fair values with corresponding charges to debt discount of approximately $1,856,000 for the Debentures and approximately $1,500,000 for the Warrants in the Consolidated Balance Sheets at September 30, 2016. As of December 31, 2016, the fair value of the Conversion feature was determined to be approximately $1,256,000 and the fair value of the Warrants was determined to be $410,000. The changes in fair value were recorded as other income in the Consolidated Statements of Operations for the three months ended December 31, 2016.

On August 22, 2016, the Company and SIC III, SIC IV, SIC VI entered into an Note Exchange Agreement pursuant to which $30,175,000, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Note dated as of June 11, 2015, was exchanged for 30,175 shares of the Company’s Series C Convertible Preferred Stock at an exchange price of $1,000 per share. The Series C Convertible Preferred Stock was fair valued at the exchange date, August 22, 2016, and determined to be $28,500,000. The Series C Convertible Preferred Stock was recorded at the exchange date fair value with a corresponding charge to additional paid-in capital of $1,675,000 in the Consolidated Balance Sheets at September 30, 2016.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)

Balance at July 1, 2016	$648
Unrealized losses for the period included in other income (expense), net	(503)
Sale of Perk warrants	(145)
Balance at December 31, 2016	$—

As noted above, on September 30, 2016, the Company sold to Perk the remaining shares of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. The Company received $1,300,000 from Perk as consideration therefor. In connection with the sale of the Perk shares, the warrants for additional shares and the right to the Earn-Out Shares, the Company recorded a loss of approximately $2,195,000 in the Other Expense line item of the Consolidated Statements of Operations during the three months ended September 30, 2016.

The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (level 3):

(in thousands)
Balance at July 1, 2016	$10
Additions to Level 3	3,856
Changes to fair value	(1,790)
Balance at December 31, 2016	$2,076

16.  Subsequent Events

Events of Default
The Company is currently in events of default under the Debentures issued in the Private Placement for failure to make amortization payments and for failure to maintain the Minimum Cash Reserve.

On October 12, 2016, the first amortization payment in the amount of $444,000, plus accrued interest of approximately $114,000 pursuant to the terms of the Debentures became due and payable to the Purchasers. The Company did not make such payment at the time it was due.The Company entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchasers of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, the Company paid, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and paid on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. The Company did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of the Company’s failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes approximately $696,000, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. The Company is seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.
The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. In addition, the Company is currently in default with respect to the amortization payment due in January 2017.

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

Under terms of the $3,000,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by the Company constitutes a default under the Rant Note. As a result of such Event of Default, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by the Company to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note. In addition, the Company is currently in default with respect to the Rant Note as a result of the failure to make the Debentures amortization payment due in January 2017.

Secured Lines of Credit

Since the three months ended December 31, 2016, the Company has borrowed an additional $900,000 under the SIC IV Line of Credit as of the date of this filing. The principal amount now outstanding under the Line of Credit is $4,115,000 and the Company is entitled to draw up to an additional $885,000 under the Line of Credit.

Appointment of Chief Operating Officer

On January 19, 2017, the Company named Brian Rosin as its Chief Operating Officer. On January 26, 2017, the Company and Mr. Rosin agreed to the terms of a new employment agreement reflecting his new role.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report, and in the Company's Annual Report on Form 10-K filed on October 12, 2016. Our historical results of operations reflected in our consolidated financial statements are not necessarily indicative of our future results of operations.

Overview

We were incorporated in Delaware in July 1994. We are a diversified media and entertainment company and conduct business through our three operating segments, including digital publishing through Wetpaint.com, Inc. (“Wetpaint”) and Rant, Inc. (“Rant”), fantasy sports gaming through DraftDay Gaming Group, Inc. (“DDGG”), and digital content distribution through Choose Digital, Inc. (“Choose Digital”).

We recently rebranded, evolving into a standalone business with a completely new focus and business strategy from our predecessor, Viggle.  The assets of the Viggle business were sold to Perk Media (“Perk”) on February 7, 2016 (see “Perk.com Transaction-Perk Agreement”).

We are a Social Publishing and Interactive Media platform, focused on creating a uniquely differentiated user experience across various content verticals utilizing multiple types of media for ultimate user engagement.

We plan to execute on this plan via a three-pronged approach:

•
Organic Growth: Development of our existing properties and continued creation of exclusive, premium video content. As we continue to grow the business, we will leverage our optimized monetization model to continue to drive revenue growth to support the business via programmatic ad sales;

•
Optimal utilization of strategic assets (SDS, Choose and DraftDay): these assets complement our core business and can facilitate audience engagement and contribute to the growth of our audience. Focus on traffic growth utilizing SDS, which is patented, proprietary technology that allows for dynamic learning of audience behavior and interactions on social media; and

•
Acquisition: In an effort to scale and grow the business, we will evaluate potential acquisitions in accordance with established, thoughtful and pre-determined parameters. We will seek acquisitions that can be easily integrated into the platform with minimal increases to expenses.

Key Milestones

•	New Management Team: Implementation of a new and experienced Management Team, each of whom have had professional relationships with Robert F.X. Sillerman, our Chairman and Chief Executive Officer;

•
Deleveraging the balance sheet: Affiliates of Robert F.X. Sillerman, our Chairman and Chief Executive Officer own a majority of our common stock and held substantial debt in the Company, substantially all of which has been converted into Preferred Equity. These affiliates have committed to converting approximately $36,500,000 in preferred equity into shares of our common stock;

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

As a complement to our existing Wetpaint publishing business, Rant brings an expanded reach into sports, lifestyle, and entertainment publishing. The combined properties currently have approximately 13.1 million fans on their Facebook pages and, for the quarter ended December 31, 2016, generated an average of 16.2 million visits per month. With the acquisition of Rant, we gain a highly optimized digital media delivery technology which amplifies the speed of digital content publishing, getting information and relevant advertising to the end user more quickly than before. Rant’s platform is designed for desktop and mobile content at the billions-of-pageviews per year level. Because of its low cost of operation, the coupling of the Rant platform and the SDS technology creates powerful tools in digital content publishing. Over the six months ended December 31, 2016, we focused our efforts on growing Wetpaint user engagement and monetization. We anticipate applying the same focus and methodology in the near future to the Rant sites to continue to grow and strengthen our publishing business.

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

DraftDay.com

DDGG operates a daily fantasy sports website at DraftDay.com, and other white-label websites on behalf of its business-to-business clients. The DraftDay business is focused on the business-to-business market allowing consumer brands entry into the fantasy sports market with turnkey solutions in the United States and Canada. Outside of the U.S., Draft Day Gaming Group launched the DraftStars daily fantasy platform for CrownBet, the leading sports betting operation in Australia. However, within the U.S., by October of 2015 the regulatory landscape adversely shifted and all daily fantasy sports companies including DDGG were faced with regulatory uncertainty. DDGG’s model provides three unique benefits to white label customers: (1) business-to-business white label strategy that significantly reduces customer acquisition cost risks, (2) partner liquidity sharing that provides opportunity for large prize pools via aggregation, and (3) platform with the latest in consumer protections in the industry.

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

In exchange for the acquisition of the DraftDay Business, we paid MGT Sports the following: (a) 63,467 shares of our common stock, par value $0.001 per share (“Common Stock”), (b) a promissory note in the amount of $234,000, which was due September 29, 2015, (c) a promissory note in the amount of $1,875,000 due March 8, 2016, and (d) 2,550 shares of common stock of DDGG.  In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock at an exercise price of $400 per share. In addition, in exchange for the release of various liens and encumbrances, we also agreed to issue to third parties: (a) 4,232 shares of our common stock, (b) a promissory note in the amount of $16,000 was due September 29, 2015 and (c) a promissory note in the amount of $125,000 was due March 8, 2016, and DDGG issued: (i) 150 shares of our common stock and (ii) a warrant to purchase 350 shares of DDGG common stock at $400 per share. Accordingly, we issued a total of 67,879 shares of common stock in connection with the acquisition of the DraftDay Business. We contributed the assets of the DraftDay Business to DDGG, such that we now own a total of 11,250 shares of DDGG common stock.

In the aggregate, we issued promissory notes in the principal amount of $250,000 due and paid on September 29, 2015 and in the aggregate principal amount of $2,000,000 due March 8, 2016. We were not able to make the payment at the due date and, on March 24, 2016, converted $824,000 of the promissory notes to common stock and 110 of the promissory notes to a Series D Preferred Stock. On April 13, 2016, MGT Sports converted all 110 shares of our Series D Preferred Stock into shares of our common stock. Accordingly, we issued 18,332 shares of common stock to MGT Sports and, thereafter, there are no shares of our Series D Preferred Stock outstanding. On June 14, 2016, we entered into a second exchange agreement with MGT (the “Second MGT Exchange Agreement”) relating to the approximately $940,000 remaining due under the MGT Note. Under the

Second MGT Exchange Agreement, the MGT Note shall be exchanged in full for (a) $11,000 in cash representing accrued interest and (b) 132,092 shares of our common stock, subject to certain adjustments. Issuance of the shares is conditioned upon approval of our shareholders and approval of our listing of additional shares application with NASDAQ. On October 10, 2016, we satisfied the MGT Note through the issuance of 136,304 shares of our common stock and payment of interest of $16,000.

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

On April 12, 2016, DDGG entered into an amendment to the transitional management services agreement pursuant to which the DDGG's Management Services Agreement By and Between DraftDay Gaming Group, Inc. and Sportech Racing, LLC ("Sportech MSA") terminated effective June 30, 2016. Sportech paid a $75,000 termination fee, reverted 4,200 shares of DDGG stock back to us, previously recorded the value of the services provided by Sportech under the Sportech MSA to prepaid assets, to be recognized as a professional services expense in the Consolidated Statements of Operations over the term of the agreement. Due to the termination of the agreement, we expensed the remaining value of the Sportech services, except for the value associated with the 4,200 shares of DDGG stock which were returned and 45 days of transitional services. The termination of the Sportech MSA required DDGG to begin performing certain management functions on its own.

On May 12, 2016, we entered into a subscription agreement with DDGG pursuant to which we agreed to purchase up to 550 shares of Series A Preferred Stock of DDGG for $1 per share. DDGG also entered into a subscription agreement with Sportech pursuant to which Sportech agreed to purchase up to 450 shares of Series A Preferred Stock of DDGG for $1 per share. In accordance with this agreement, the Company transferred approximately $1,096,000 to the DDGG subsidiary since the date of acquisition and through the date of the filing of this Form 10-Q.

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

Perk.com Transaction

Perk Agreement

On December 13, 2015, we entered into an Asset Purchase Agreement with Perk (the “Perk Agreement”). Perk’s shares are currently traded on the Toronto Stock Exchange. In connection with the Perk Agreement, we agreed to sell to Perk certain assets relating to the Viggle rewards business, including the Viggle App. We retained our interest in DDGG, Wetpaint, Choose Digital, and the assets relating to our MyGuy game. The closing of this transaction subsequently occurred on February 8, 2016.

Purchase Price and Adjustments

As consideration for the assets sold, we received the following consideration:

•
1,500,000 shares of Perk common shares free and clear of all liens, less the number of shares of Perk common shares applied to the repayment of principal and interest of the credit facility described below (the “Initial Perk Shares”);

•
2,000,000 shares of Perk common shares if Perk’s combined revenue, as calculated pursuant to the Perk Agreement, is at least $130,000,000 for the calendar year commencing on January 1, 2016 or January 1, 2017 (the “Earn-Out”);

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

At the time we entered into the Perk Agreement, Perk provided us with a $1,000,000 secured line of credit, which we fully drew down. We had the option of repaying amounts outstanding under that line of credit by reducing the number of Initial Perk Shares by 130,000. We exercised this option, so we received 1,370,000 shares of Perk common stock at closing, and the amounts outstanding under the Line of Credit were deemed paid in full.

At the closing, 37.5% (562,600) of the Initial Perk Shares were issued and delivered to an escrow agent to be used exclusively for the purpose of securing our indemnification obligations under the Perk Agreement.

Additionally, after the closing, we delivered 357,032 Perk shares to satisfy an obligation to a prior trade creditor.

On September 30, 2016, we sold to Perk the remaining shares (1,013,068) of Perk common stock, the warrants for additional shares, and the right to the Earn-Out Shares received from Perk on the sale of the Viggle rewards business on February 8, 2016. We received $1,300,000 from Perk as consideration therefor. The execution of the Securities Purchase Agreement and closing were simultaneous. The escrowed shares were released as part of this transaction.

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

Reverse Stock Split
On September 16, 2016, we effected the Reverse Stock Split whereby shareholders were entitled to receive one share for each 20 shares of our common stock. Shareholders entitled to a fractional share received cash in lieu of fractional shares. As a result of the reverse stock split, we had 3,023,701 shares of common stock outstanding as of September 16, 2016. The reverse split was approved by our Board of Directors on September 9, 2016, in part, to enable us to regain and maintain compliance with the minimum closing bid price of $1.00 per share for continued listing on NASDAQ. All common stock information disclosed through this filing have been adjusted to reflect the Reverse Stock Split.

Private Placement and Events of Default

On July 12, 2016, we closed a private placement (the “Private Placement”) of $4,444,444 principal amount of convertible debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”). The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement, dated July 12, 2016 (the “Purchase Agreement”), by and among us and certain accredited investors within the meaning of the Securities Act of 1933, as amended (the “Purchasers”). Upon the closing of the Private Placement, we received gross proceeds of $4,000,000 before placement agent fees and other expenses associated with the transaction. We will use the net proceeds from the transaction for general business and working capital purposes.

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

On July 20, 2016, we and the Purchasers entered into an Amendment to Securities Purchase Agreement and Consent to Modify Debentures (the “Amendment and Consent”). The Amendment and Consent provides that, while the Debentures are outstanding, Mr. Sillerman will guarantee that we shall have $1,000,000 available in our commercial bank account or otherwise available in liquid funds. At any time when our available funds fall below $1,000,000, Mr. Sillerman will provide (the “Sillerman Guaranty”) the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000,000; however, the first $5,000,000 of the guaranty shall be provided by drawing down on our Line of Credit with Sillerman Investment Company IV, LLC (“SIC IV”). Any remaining amounts, up to a maximum aggregate of $1,000,000 shall be provided by Mr. Sillerman. In connection with the Sillerman Guaranty, the Company’s independent directors approved a fee of $100,000 as compensation for providing such guaranty.

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

In addition, we issued to Aegis Capital Corp. (“Aegis”), the placement agent in connection with the Private Placement, Warrants providing them with the right to purchase up to an aggregate of 53,200 shares of our common stock at initial exercise price of $6.528 per share. The Warrants issued to Aegis contain substantially the same terms as the Warrants issued to the Purchasers.

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

In connection with the Private Placement, we and the Purchasers entered into a Registration Rights Agreement under which we were required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of our common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. The resale Registration Statement was declared effective on December 6, 2016. As a result, the Purchasers were entitled to liquidated damages calculated as follows:

•	$62,000, 1.5% of the purchase price paid for securities purchased pursuant to the Purchase Agreement, payable in cash; and

•
19,741 shares of our common stock equivalent to 1.5%, or $62,000, of the purchase price divided by the average closing bid price for our common stock for the five-day period prior to the date liquidated damages became due.

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

We are currently in default under the Debentures issued in the Private Placement for failure to make amortization payments and for failure to maintain the Minimum Cash Reserve.

On October 12, 2016, the first amortization payment in the amount of $444,444, plus accrued interest of approximately $114,000 pursuant to the terms of the Debentures became due and payable to the Purchasers. We did not make such payment at the time it was due. We entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchaser of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, we paid, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and paid on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. We did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of our failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes approximately $696,000, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied. We are seeking to settle the matter with the holder; however, there can be no assurance that an agreement will be reached.

The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. In addition, we are currently in default with respect to the amortization payment due in January 2017.

Pursuant to the terms of the Debentures, the failure to cure the non-payment of amortization or failure to maintain the Minimum Cash Reserve within three trading days after the due date constituted an Event of

Default. Following the occurrence of an event of default, among other things: (1) at the Purchaser’s election, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, plus all interest that would have been earned through the one year anniversary of the original issue date if such interest has not yet accrued, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Debentures; and (2) the interest rate on the Debentures will increase to the lesser of 18% or the maximum allowed by law. In addition to other remedies available to the Purchasers. the Company’s obligation to repay amounts due under the Debentures is secured by a first priority security interest in and lien on all of the Company’s assets and property, including our intellectual property, and such remedies can be exercised by the Purchasers without additional notice to the Company.
Under terms of the $3,000,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by us constitutes a default under the Rant Note. As a result of such Event of Default, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by us to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note. The failure to make the January 2017 amortization payment to the Purchasers was a default under the Rant Note and was not covered by the waiver.

Acquisition of Rant, Inc.

On July 12, 2016, we and RACX Inc., a Delaware corporation and wholly-owned subsidiary of ours (“RACX”), completed an acquisition pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rant, Inc., a Delaware corporation, pursuant to which RACX has acquired the assets of Rant (the “Asset Purchase”) used in the operation of Rant’s Rant.com independent media network and related businesses, including but not limited to the www.rantsports.com , www.rantlifestyle.com , www.rantchic.com , www.rantgirls.com , www.rant-inc.com , www.rantstore.com , www.rantcities.com , www.rantcars.com , www.rantfinance.com , www.ranthollywood.com , www.rantfood.com , www.rantgamer.com , www.rantgizmo.com , www.rantpets.com , www.rantplaces.com , www.rantpolitical.com , www.rantmn.com , www.rantbeats.com , www.rantgirls.com , www.rantstore.com , www.rantcities.com , www.rantranet.com , and www.rantmovies.com websites (the “Rant Assets”).

Rant is a digital publishing network that creates original content, most notably in sports, entertainment and pets, that reaches major diversified demographics.

In consideration for the purchase of the Rant Assets, we (i) delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000,000; (ii) assumed approximately $2,000,000 of liabilities of Rant and (iii) issued to Rant 4,435 shares of Company Series E Convertible Preferred Stock.

The $3,000,000 Secured Convertible Note matures on July 8, 2017 barring any events of default or a change of control of the Company. The Secured Convertible Note bears interest at 12% per annum, payable at maturity. At the election of Rant, the Secured Convertible Note is convertible into shares of Fn(x) common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into Common Stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Note has been satisfied or converted. In connection with the Secured Convertible Note, the Company has entered into a Note Purchase Agreement and a Security Agreement with Rant, under which the Company has granted Rant a continuing security interest in substantially all assets of the Company. In connection with the issuance of the Secured Convertible Note, Sillerman and Rant entered into a subordination agreement subordinating repayment of the notes to the Debentures and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them.

The 4,435 shares of Company Series E Convertible Preferred Stock issued to Rant are convertible into shares of Company common stock equal to 22% of the outstanding common stock of the Company upon certain conditions. The number of shares will be adjusted for dilution between the date of closing and the date of any public offering by the Company of its common stock and to reflect additional capital structure changes through the first of (i) the date Sillerman converts debt and preferred shares to common shares pursuant to the July Exchange Agreement set forth below just before an offering of the Company’s common stock closes or (ii) March 31, 2017.

July Exchange Agreement

The Company entered into an Exchange Agreement on July 8, 2016, as amended July 20, 2016 (the “July Exchange Agreement”), with three of the affiliates of Mr. Sillerman, to allow for the exchange for shares of Common Stock of the Company of: (i) 3,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock and a Line of Credit Promissory Note, dated October 24, 2014, in the amount of $20,000,000 plus accrued interest held by SIC III; (ii) a Line of Credit Grid Promissory Note, dated June 12, 2015, as amended July 20, 2016 in the amount of $3,401,000 plus accrued interest held by SIC IV as of the date hereof; (iii) a Revolving Secured Promissory Note, dated January 27, 2016, in the amount of $1,500,000 plus accrued interest, a Revolving Secured Promissory Note, dated March 29, 2016, in the amount of $500,000 plus accrued interest, a Revolving Secured Promissory Note, dated April 25, 2016 in the amount of $500,000 plus accrued interest, a Revolving Secured Promissory Note, dated May 16, 2016, in the amount of $500,000 plus accrued interest and a Revolving Secured Promissory Note, dated June 27, 2016, in the amount of $1,200,000 plus accrued interest held by SIC VI; and (iv) up to an additional $5,000,000 under the Line of Credit Grid Promissory Note dated June 12, 2015 and amended July 20, 2016 held by SIC IV.

Under the July Exchange Agreement, issuance of the shares in the exchange is conditioned upon approval of the Company’s shareholders, the closing of an offering of the Company’s common stock in the amount of at least $10,000,000, approval of its Listing of Additional Shares application with Nasdaq, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The Exchange Price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock, so long as the Company received a valuation that the exchange price reflects fair value. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017.

August Exchange Agreement

On August 22, 2016, we and SIC III, SIC IV, and SIC VI, each an affiliate of Sillerman, entered into a Note Exchange Agreement pursuant to which $30,175,000, which represents all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015, was exchanged for 30,175 shares of our Series C Preferred Stock. The exchange price is $1,000 per share. The Note Exchange Agreement provides for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements. The $900,000 of debt that remained outstanding and future advances under the Grid Note will also remain subject to the Exchange Agreement.

Assignment of License Agreement Payments

On November 18, 2016, the Company entered into an assignment agreement (the “Assignment”) with Bajaar, LLC, under which the Company agreed to assign all payments received under an office license agreement with Viggle Rewards, Inc. relating to office space at 902 Broadway, in exchange for a payment of $550,000. The original license agreement provided for payment of $17,000 per month, plus a sharing of common expenses, until February 8, 2019. On November 18, 2016, Bajaar paid $550,000 to the Company under the Assignment.

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

Results of Continuing Operations

Results for the three and six months ended December 31, 2016 and 2015 (amounts in tables are in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	Variance	2016	2015	Variance
Revenues	$1,215	$1,782	$(567)	$1,875	$3,255	$(1,380)
Selling, general and administrative expenses	(3,574)	(10,025)	6,451	(7,614)	(19,409)	11,795
Impairment loss	—	(30,402)	30,402	—	(30,402)	30,402
Operating loss	(2,359)	(38,645)	36,286	(5,739)	(46,556)	40,817
Other (expense):
Other (expense)/income, net	2,161	1	2,160	(326)	3	(329)
Interest expense, net	(2,471)	(926)	(1,545)	(4,121)	(1,783)	(2,338)
Total other expense	(310)	(925)	615	(4,447)	(1,780)	(2,667)
Net loss before provision for income taxes	(2,669)	(39,570)	36,901	(10,186)	(48,336)	38,150
Income tax expense	(102)	—	(102)	(102)	—	(102)
Net loss from continuing operations	$(2,771)	$(39,570)	$36,799	$(10,288)	$(48,336)	$38,048

Revenues

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	Variance	2016	2015	Variance
Revenues by segment:
Wetpaint	$834	$530	$304	$1,206	$1,046	$160
Choose Digital	—	217	(217)	58	415	(357)
DDGG	256	243	13	361	326	35
Other income	125	792	(667)	250	1,468	(1,218)
Total	$1,215	$1,782	$(567)	$1,875	$3,255	$(1,380)

Revenue in the three months ended December 31, 2016 was $1,215,000 a decrease of $567,000 from the three months ended December 31, 2015. The decrease was driven by the sale of the Viggle business to Perk, which led to a temporary cessation in Viggle user redemption of digital media on the Choose Digital platform and thus lower revenues approximately $667,000 for Choose Digital, a decrease in Wetpaint barter revenue of approximately $217,000 and a decrease in Choose Digital revenues of $217,000 in the period. The decrease was partially offset by an increase in Wetpaint advertising revenue of $550,000 and an increase in DDGG revenue of $13,000 in the period.

Revenue in the six months ended December 31, 2016 was $1,875,000, a decrease of $1,380,000 from the six months ended December 31, 2015. The decrease was driven by the sale of the Viggle business to Perk, which led to a temporary cessation in Viggle user redemption of digital media on the Choose Digital platform and thus lower revenues approximately $1,218,000 for Choose Digital, a decrease in Wetpaint barter revenue of approximately $424,000 and a decrease in Choose Digital revenue of $357,000 in the period. The decrease was offset by an increase in Wetpaint advertising revenue of $710,000 and an increase in DDGG revenue of $35,000 in the period.

Selling, General and Administrative Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	Variance	2016	2015	Variance
Selling, general and administrative expenses by segment:
Wetpaint	$(2,416)	$(2,895)	$479	$(4,832)	$(6,747)	$1,915
Choose Digital	(47)	(1,104)	1,057	(456)	(2,329)	1,873
DDGG	(1,111)	(1,776)	665	(2,326)	(1,833)	(493)
Other	—	(4,250)	4,250	—	(8,500)	8,500
Total	$(3,574)	$(10,025)	$6,451	$(7,614)	$(19,409)	$11,795

Selling, general and administrative expenses were $3,574,000 for the three months ended December 31, 2016, a net decrease of $6,451,000 from the three months ended December 31, 2015.

•	Stock based compensation decreased approximately $5,027,000 across the segments due to less restricted stock unit and option grants in the current period.

•
Professional fees expense approximately decreased by a net $1,087,000 across the segments primarily due to a reduction in legal and accounting fees relating of approximately $437,000 and DDGG consulting fees of $587,000.

•
Personnel costs decreased by a net $495,000 across the segments: Decreases of $269,000 in the Wetpaint segment and $272,000 in the Choose Digital segment offset by an increase of $46,000 in the DDGG segment.

•
Depreciation and amortization expense decreased by a net $255,000 across the segments due to impairment of intangible assets in the prior year. Depreciation and amortization expense decreases include $26,976,000 on the Wetpaint segment and $3,425,000 on the Choose Digital segment and a decrease in the Viggle segment $1,177,000. The decrease was partially offset by an increase of $210,000 on the DDGG segment.

•	DDGG's cost of sales expense totaled $75,000, a decrease of $137,000.

Selling, general and administrative expenses were $7,614,000 for the six months ended December 31, 2016, a net decrease of $11,795,000 from the six months ended December 31, 2015.

•	Stock based compensation decreased approximately $8,605,000 across the segments due to less restricted stock unit and option grants in the current period.

•
Professional fees expense approximately decreased by a net $1,409,000 across the segments primarily due to a reduction in legal and accounting fees of approximately $2,228,000 and DDGG consulting costs of $608,000. The decrease was offset by an increase to the Other segment of $1,388,000.

•
Personnel costs increased approximately by a net $625,000 across the segments: $393,000 in the Wetpaint segment and $358,000 in the DDGG segment, partially offset by a decrease of $126,000 in the Choose segment.

•
Depreciation and amortization expense approximately decreased by a net $552,000 across the segments due to impairment of intangible assets in the prior year. Depreciation and amortization decreases include $735,000 on the Wetpaint segment and $319,000 in the Choose Digital segment. The decrease was partially offset by an increase of $502,000 on the DDGG segment.

•	DDGG's cost of sales expense totaled $132,000, a decrease of $134,000.

Other (Expense)/Income

Other Income was $2,161,000 for the three months ended December 31, 2016, an increase of $2,160,000 from the three months ended December 31, 2015. The increase was primarily due to the Debenture and Rant Note conversion features and warrants fair value adjustments of approximately $1,790,000, the gain on the exchange of the MGT note to common stock of $315,000 and a gain on accounts payable settlements of $186,000 during the three months ended December 31, 2016.

Other Income was $326,000 for the six months ended December 31, 2016, an increase of $2,096,000 from the six months ended December 31, 2015. The increase was primarily due to the Debenture and Rant Note conversion features and warrants fair value adjustments of $1,790,000, the gain on the exchange of the MGT note to common stock of $315,000 and a gain on accounts payable settlements of $186,000 during the six months ended December 31, 2016. The increase was partially offset by the loss on the sale of the Perk shares and warrants of $2,195,000 during the three months ended September 30, 2016.

Interest Expense, Net

Interest expense, net was approximately $2,471,000 for the three months ended December 31, 2016, an increase of $1,545,000 from the three months ended December 31, 2015. The increase was due to higher levels of debt during the three months ended December 31, 2016 partially offset by reduced interest expense in August 2016 as a result of the exchange of $30,175,000 in loans payable to 30,175 shares of Series C Preferred Stock.

Interest expense, net was $4,121,000 for the six months ended December 31, 2016, an increase of $2,338,000 from the six months ended December 31, 2015. The increase was due to higher levels of debt during the three months ended December 31, 2016 partially offset by reduced interest expense in August 2016 as a result of the exchange of $30,175,000 in loans payable to 30,175 shares of Series C Preferred Stock.

Income Taxes

We account for income taxes in accordance with the liability method of accounting as set forth in Accounting Standards Codification ("ASC") 740, Income Taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. At December 31, 2016 and June 30, 2016, we provided a full valuation allowance on our deferred tax assets and thus recognized no tax benefit.

Liquidity and Capital Resources (amounts in thousands)

Cash

At December 31, 2016 and June 30, 2016, we had cash balances of approximately $122,000 and $537,000, respectively.

Available Line of Credit

As of December 31, 2016, we had approximately $1,785,000 available under our lines of credit.

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

With the conclusion of the Perk Transaction, we are in the process of reviewing our remaining three business segments and the cash needs for the 2017 calendar year to cover fixed expenses and capital, including employee payroll, content expenditures, server capacity, office space and capital expenditures. The amount of capital required will depend on strategic decisions to be made with those business segments. As of December 31, 2016, we had approximately $1,785,000 available under our existing lines of credit and cash of approximately $122,000. We intend to increase revenue over the next 12 months as we focus on selling more advertising on the Wetpaint and Rant websites and, depending on our strategic decisions, working to improve the Choose Digital and DDGG platforms. We also intend to reduce our expenses. There is no guarantee that we will be successful. Our ability to sell increasing amounts of advertising is dependent on the amount of monthly unique users and the activity of those users on the Wetpaint and Rant websites. Our ability to generate digital content sales for Choose Digital is dependent on our ability to launch digital rewards programs for new clients and maintain our digital content licenses, which are currently in arrears. Our ability to launch new DDGG partners is dependent on the legal and regulatory developments in the market. We may not be able to deliver enough users to grow revenue. The level of engagement activity currently seen on the Wetpaint and Rant websites and the DDGG fantasy sports application may slow and the potential revenue per user would fall accordingly. We also may not be able to maintain our current relationships with media content providers for Choose Digital.

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

Cash Flows for the six months ended December 31, 2016 and 2015 (amounts in thousands)

	Six Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(6,630)	$(5,044)
Net cash provided by investing activities	$1,300	$535
Net cash provided by financing activities	$4,915	$1,024

Operating Activities

In the six months ended December 31, 2016, net cash used in operating activities was $6,630,000, including our net loss of $10,324,000, loss on the sale of Perk share and warrants of $2,195,000, non cash, stock based compensation charges of $161,000, depreciation and amortization of $1,420,000, the accretion of the debt discounts for the Debenture Conversion feature and Private Placement warrants of $1,866,000 and the fair value mark-to-market adjustments on the Debenture Conversion feature, Rant Note conversion feature and the Private Placement warrants of $1,790,000. In addition, net cash inflows from changes in operating assets and liabilities were $55,000, primarily due to an increase in accounts payable of $72,000 an increase in accounts receivable of $435,000, a decrease in other assets of $246,000 and a decrease in prepaid expenses of $154,000.

In the six months ended December 31, 2015, net cash used in operating activities was $5,044,000, including our net loss of $58,109,000, non cash stock based compensation charges of $10,327,000, impairment loss of $30,402,000 depreciation and amortization of $2,435,000. In addition, net cash inflows from changes in operating assets and liabilities was $9,801,000, primarily as a result from an increase in accounts payable and accrued expenses of $6,406,000 and a decrease in accounts receivable of $2,036,000.

Investing Activities

Cash provided by investing activities in the six months ended December 31, 2016 was approximately $1,300,000 as a result of the sale of the Perk shares and warrants.

Cash provided by investing activities in the six months ended December 31, 2015 was approximately $535,000 as a result of the September 2015 acquisition of DDGG.

Financing Activities

Cash provided by financing activities in the six months ended December 31, 2016 of $4,915,000 consisted of net proceeds from borrowings of approximately $6,880,000, repayment of loans of $1,545,000 and payment of deferred financing costs of $420,000.

Cash provided by financing activities in the six months ended December 31, 2015 of $1,024,000 consisted of net borrowings of $4,100,000, partially offset by payments related to contingent consideration of $3,076,000.

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

During the six months ended December 31, 2016, there have been no significant changes related to our critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The update requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. We do not expect the update to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). The update provides a criteria for determining when an integrated set of assets and activities is not a business. The criteria requires that when substantially all of the fair value of gross assets are acquired in concentrated into a single identifiable asset or a group of similar identifiable assets, the integrated sets of assets and activities is not a business. Even if this criteria is not met, this update requires that the set of assets and activities must include an input and substantive processes that together significantly contribute to creating an output, at a minimum, and removes the evaluation of whether a market participant could replace the missing elements. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We do not expect the update to have a material impact on its Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"). This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods for those years. We do not expect the standard to have a material impact on its consolidate financial statements.

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

In May 2016, FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is not yet effective. This update focuses on improving several aspects of ASU 2014-09, such as assessing the collectability criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for step 1; presentation of sales taxes and other similar taxes collected from customers; non-cash consideration; contract modifications at transition; and completed contracts at transition. ASU 2016-12 is effective for financial statements issued for annual periods beginning after December 15, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Management has assessed the effectiveness of our internal control over disclosure controls and procedures as of December 31, 2016. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over disclosure controls and procedures was not effective. Our management identified a material weakness in our internal control over disclosure controls and procedures as a result of insufficient levels of supervision and review of the disclosure controls and procedures process.

We have already taken steps to enhance and improve the design of our internal control over disclosure controls and procedures. In January 2017, to remediate the material weakness, we hired additional qualified personnel to address inadequate segregation of duties and ineffective risk management.

Changes in Internal Control over Financial Reporting

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified a material weakness in our internal control over disclosure controls and procedures as a result of insufficient levels of supervision and review of the disclosure controls and procedures process.

We have already taken steps to enhance and improve the design of our internal control over disclosure controls and procedures. In January 2017, to remediate the material weakness, we hired additional qualified personnel to address inadequate segregation of duties and ineffective risk management.

PART II

ITEM 1.	LEGAL PROCEEDINGS

A Complaint (Index #654984/2016) was filed in the Supreme Court of the State of New York by Andy Mule, on behalf of himself and others similarly situated. The Complaint, which names us, each of our current directors, and President, as a former director, as defendants, claims a breach of fiduciary duty relating to the terms of a proposed conversion of debt and preferred shares into common equity by Mr. Sillerman and/or his affiliates. The Complaint seeks unspecified damages and such relief as the Court may deem appropriate.  We accepted service on October 4, 2016, and responded with a motion to dismiss the case on November 14, 2016. The Plaintiff has until April 7, 2017 to respond. We believe that this claim is without merit.
A complaint (Case #8:16-cv-02101-DOC-JCG) was filed in the United States District Court, Central District of California, Southern Division by Stephan Wurth Photography, Inc. The Complaint, which names Wetpaint.com, Inc. and two former employees of Rant, Inc., claims copyright infringement relating to photographs of Anna Kournikova that first appeared on a Rant website some time ago and continued to appear after our purchase of Rant on July 8, 2016. We are in settlement discussions.

On January 20, 2017, a Complaint (Case #3D-2017-00898658-CU-CO-CJC) was filed in the Superior Court of California, County of Orange, by Jamboree Center 4 LLC, the former landlord of Rant, Inc., relating to rent Jamboree Center claims is owed for the period after we purchased Rant. We believe this claim is without merit. as the Company did not assume this liability. We intend to vigorously defend this action and seek indemnification from the sellers of the Rant assets.

On January 31, 2017, a complaint (Case #650513/2017) was filed in New York County Supreme Court, New York by Outbrain, Inc. (“Outbrain”) against us and others, alleging failure to pay $739,190 owed to Outbrain by Rant between July 2015 and January 2016. We believe this claim is without merit, as we did not assume the liability to Outbrain. We intend to vigorously defend this action and seek indemnification from the sellers of the Rant assets.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness and trade payables. These obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2016, we had total indebtedness of approximately $13,067,000 and trade payables of approximately $10,250,000. During the quarter, we entered into the following transactions affecting indebtedness:

•
We and SIC III, SIC IV, and SIC VI, each an affiliate of Sillerman, entered into a Note Exchange Agreement pursuant to which all of the outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015, was exchanged for 30,175 shares of our Series C Preferred Stock.

•
In connection with the Private Placement and the acquisition of the Rant Assets, we issued $4,444,444 principal amount of Debentures, delivered a Secured Convertible Promissory Note to Rant in the amount of $3,000,000 and assumed $2,000,000 of liabilities of Rant, thereby increasing our trade payables and total indebtedness significantly.

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

We are currently in events of default under the Debentures issued in the Private Placement for failure to make amortization payments and for failure to maintain the Minimum Cash Reserve.
On October 12, 2016, the first amortization payment in the amount of $444,000, plus accrued interest of approximately $114,000 pursuant to the terms of the Debentures became due and payable to the Purchasers. We did not make such payment at the time it was due. We entered into waiver agreements with Purchasers holding approximately 87% of the principal amount of the Debentures. Such waivers are not binding on the remaining Purchasers of the Debentures. Pursuant to the terms of the Waiver, the Purchasers have agreed to waive the payment of the amortization payments and accrued interest due for October 2016 and November 2016. In consideration for waiving the payment terms of the Debentures, we paid, upon execution of the Waiver, 10% of the Amortization Amount that became due on October 12, 2016 and paid on November 12, 2016 10% of the Amortization Amount due in November 2016. All other amounts will be due and payable in accordance with the terms of the Debentures, with the deferred payments due at maturity. We did not receive a waiver from one of its debenture holders, holding approximately 13% of the principal amount of the Debentures with respect to the event of default arising out of our failure to make the first amortization payment when due. Pursuant to the terms of the Debentures, such holder has sent a notice of acceleration, stating that the Company owes $696,000, reflecting the principal amount of the Debenture plus interest through November 1, 2016. Interest will accrue at 18% until this amount is satisfied.

The waivers entered into with some of the Purchasers related to the failure to pay the amortization amount do not address the failure to maintain the Minimum Cash Reserve. In addition, we are currently in default with respect to the amortization payment due in January 2017.

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

If holders of the Debentures accelerate the amounts owed under the Debentures as a result of the events of default and request such payment in shares of our common stock, the conversion price for those shares will be substantially less than the current conversion price of $6.266. As a result, we could be required to issue additional shares that would dilute the ownership of current stockholders.

We have agreed in principle with the holders of approximately $4,170,000 (principal amount) of Debentures to repay the principal amounts of such debentures and to convert our remaining obligations to such holders, valued in the aggregate at $908,000, into shares of our common stock. Proceeds from the offering and the pricing of such shares will be determined in accordance with our Registration Statement 333-215188 (the “Registration Statement”).

Under terms of the $3,000,000 Secured Convertible Note issued in connection with the acquisition of Rant, a default under other indebtedness owed by us constitutes a default under the Rant Note. However, the holder of the Rant Note has executed a waiver that provides that, until May 15, 2017, the events of default arising out of the failure to pay the amounts due under the Debentures as of the date of the waiver and the failure by us to maintain the Minimum Cash Reserve shall not constitute events of default for purposes of the Rant Note. In addition, we are currently in default with respect to the Rant Note as a result of the failure to make the Debentures amortization payment due in January 2017.

Pursuant to the terms of the Registration Rights Agreement, we were required, on or before 30 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of our common stock issuable pursuant to the Debentures and Warrants and to use commercially reasonable efforts to have the registration declared effective as soon as practicable, but in no event later than 90 days after the filing date. The resale Registration Statement was declared effective on December 6, 2016. As a result, the Purchasers were entitled to liquidated damages calculated as follows:

•	$62,000, 1.5% of the purchase price paid for securities purchased pursuant to the Purchase Agreement, payable in cash; and

•
19,741 shares of our common stock, equivalent to 1.5%, or $62,000, of the purchase price divided by the average closing bid price for our common stock for the five-day period prior to the date liquidated damages became due (or the monthly anniversary thereof).

We may have contingent liability arising out of a possible violation of Section 5 of the Securities Act in connection with our use of the free writing prospectuses filed with the Securities and Exchange Commission on January 19, 2017 and January 23, 2017.

Rule 433(b)(2) of the Securities Act requires that an unseasoned issuer (such as the company) disseminating a free writing prospectus must accompany or precede such free writing prospectus with the most recent statutory prospectus (unless there have been no changes to a previously provided prospectus).

On January 19, 2017 and January 23, 2017, after filing Amendment No. 1 to the Registration Statement, we filed a free writing prospectus with the SEC. Amendment No. 1 did not include the volume or amount of shares being offered. We intend to re-circulate an amended preliminary prospectus to all recipients of the free writing prospectuses that includes the volume of shares or amount being offered.

Our use of the free writing prospectuses could be challenged as a violation of Section 5 of the Securities Act. If our use of the free writing prospectuses is challenged, we could have a contingent liability arising out of the possible violation of Section 5 of the Securities Act. Any liability would depend upon the number of shares purchased by the ‘recipients’ of the free writing prospectuses. If a claim were brought by any such ‘recipients’ of such free writing prospectuses and a court were to conclude that the public dissemination of such free writing prospectus constituted a violation of Section 5 of the Securities Act, the ‘recipient’ may have rescission rights and we could be required to repurchase the shares sold to the ‘recipients’ who reviewed such free writing prospectuses, at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of shares. We could also incur considerable expense in contesting any such claims. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding sooner than expected, which funding may not be available on favorable terms, if at all. Additionally, the value of our securities will likely decline in value in the event we are deemed to have liability, or are required to make payments or pay expenses in connection with the potential claim described above.

The Company has received substantial financial support from its Chairman and Chief Executive Officer and his affiliates.

Robert F.X. Sillerman, our Chairman and Chief Executive Officer, has from time to time made loans to the Company for working capital purposes. On August 22, 2016, approximately $30,175,000 of debt was converted into preferred stock of the Company, and $900,000 of debt remained outstanding. Pursuant to the terms of the Purchase Agreement entered into in connection with the Private Placement of Debentures, Mr. Sillerman agreed to guarantee for the benefit of the Debenture Holders that we will have $1,000,000 available in our commercial bank account or otherwise available in liquid funds, and if our available funds fall below $1,000,000, Mr. Sillerman agreed to provide the amounts necessary to make-up the shortfall in an aggregate amount not to exceed $6,000,000; however, the first $5,000,000 of the guaranty is to be provided by drawing down on our Line of Credit with Sillerman Investment Company IV, LLC, an affiliate of Mr. Sillerman. Any remaining amounts, up to a maximum aggregate of $1,000,000 shall be provided by Mr. Sillerman. Since the Private Placement, Sillerman Investment Company IV, LLC has loaned an additional $3,765,000 to the Company. However, these amounts have not been sufficient to maintain the minimum liquidity required. As a result, we are in default under the Debentures with respect to this guaranty. There can be no assurances that Mr. Sillerman or his affiliates will provide any additional funds to us.

We may consummate the restructuring transactions that we are currently negotiating, then we may be unable to complete our public offering, and there can be no assurance that we will be able to secure additional funding on terms favorable to us, or at all.

We are negotiating the sale of a majority stake in our non-core assets principally in the technology space, including certain intellectual property related to Social Distribution System ("SDS") and the assets related to the Draft Day daily fantasy sports business. If completed, the contemplated transaction would combine these assets in to a new company, Element(X). We intend to sell 80.1% of Element(X) to a newly formed and separately funded entity owned by current and former employees of Function(x). In addition the Company intends to enter into a shared services agreement with Element(X) providing for payment a month for services related to legal, accounting and office-related services, among other things. The terms of any such transaction will be determined on an arms-length basis and will only be consummated if the board of directors determines that the transaction is in our best interests as a Company. There can be no assurance that we will be successful in consummating such a transaction on the terms as described, or at all.

We have agreed in principle with the holders of approximately $4,170,000 (principal amount) of Debentures to repay the principal amounts of such debentures and to convert our remaining obligations to such holders, valued in the aggregate at $908,000, into shares of our common stock. Proceeds from the offering and the pricing of such shares will be determined in accordance with our Registration Statement.

We are also negotiating an amendment to the exchange agreement with Mr. Sillerman, pursuant to which he and his affiliated entities would agree to convert 100% of his Series C Preferred shares plus accrued dividends at $2.34 which would result in the issuance of 15,593,291 shares. The amendment would permit the line of credit from an affiliate of Mr. Sillerman in the amount of $2,866,000 to remain outstanding after the consummation of the public offering and exchange.

These transactions have not been consummated, and the parties have not yet agreed to final terms. If these transactions are not consummated, then we would not receive the potential benefit of these transactions. In addition, we may have to seek alternative sources of funds, and there can be no guarantee that such funds will be available to us on favorable terms, or at all. Any of the foregoing could have a material adverse impact on our operations and financial condition and our ability to continue as a going concern.

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

The issuance and sale of common stock upon conversion of the Convertible Promissory Notes, the Debentures and the other convertible securities to be issued, may depress the market price of our common stock.

If there are sequential conversions of the debentures, and sales of such converted shares take place, the price of our common stock may decline. The shares of common stock issuable upon conversion of these securities may be sold without restriction pursuant to the resale registration statement.

We have agreed in principle with the holders of approximately $4,170,000 (principal amount) of Debentures to repay the principal amounts of such debentures and to convert our remaining obligations to such holders, valued in the aggregate at $908,000, into shares of our common stock. Proceeds from the offering and the pricing of such shares will be determined in accordance with our Registration Statement.

We are also negotiating an amendment to the exchange agreement with Mr. Sillerman, pursuant to which he and his affiliated entities would agree to convert 100% of their Series C Preferred shares plus accrued dividends at $2.34 which would result in the issuance of 15,593,291 shares. The amendment would permit the line of credit from an affiliate of Mr. Sillerman in the amount of approximately $2,865,000 to remain outstanding after the consummation of this offering and exchange. The conversion price represents a 4% premium to the closing price of our common stock on January 13, 2017.

The common stock issuable upon conversion of the debentures or the Series C Preferred shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb the issuance of the 388,055 shares issuable to the debenture holders and the 15,593,291 shares issuable to Mr. Sillerman and his affiliated entities described above, then the value of our common stock will likely decrease.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses from continuing operations of $10,288,000 and $58,109,000 for the six months ended December 31, 2016 and September 30, 2015, respectively. We have an accumulated deficit of approximately $438,280,000 as of December 31, 2016 and $428,380,000 as of June 30, 2016. We have not achieved profitability since inception and cannot be certain that we will ever achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue in our remaining businesses throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

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

The independent directors are exploring strategic alternatives to enhance value. These alternatives could include, among others, possible joint ventures, strategic partnerships, marketing alliances, acquisitions, sale of all or some of our assets or other possible transactions, including the possibility of reorganization. However, there can be no assurance that any such strategic transaction will occur or be successful. In addition, if such a transaction occurs, there can be no assurances as to the value of any such transaction to us or our stockholders. While continuing to explore strategic alternatives, we have approved: (i) recapitalization plan involving the conversion of $34,800,000 of debt held by SIC III, SIC IV and SIC VI, each an affiliate of our Chairman and Chief Executive Officer and the conversion of 3,000 shares of our Series C Preferred Stock into up to 6,379,808 shares of our common stock; (ii) the Reverse Stock Split; (iii) the acquisition of substantially all of the assets of Rant.

Exercise of convertible instruments and conversion of preferred stock will dilute your percentage of ownership and could cause our stock price to fall.

As of December 31, 2016, we have outstanding stock options to purchase 45,356 shares of common stock and unvested restricted stock units for 50,374 shares of common stock. Exercise of any of these options or warrants, or conversion of any of the shares of preferred stock, would result in our issuing a significant number of additional shares of common stock. Additionally, we have more than 3 million shares available for issuance under the 2011 Executive Incentive Plan. In the future, we may further increase the number of shares available for issuance under that plan. We have entered into an Exchange Agreement and a Note Exchange Agreement (as described below) with affiliates of our Chief Executive Officer, Robert F.X. Sillerman that provides for the conversion of 33,175 shares of Series C Preferred Stock into up to 6,379,808 shares of our common stock. In connection with the Private Placement, we have issued convertible debentures and warrants that are convertible and exercisable for up to 3,722,224 shares of common stock (plus, if applicable, potential additional shares that may be required for liquidated damages.) The issuance of up to 9,484,691 shares of common stock upon the conversion of shares of our outstanding Series E Convertible Preferred stock and convertible notes issued to Rant would result in dilution of your percentage ownership of our Company.

We estimate that, if we issued all 19,586,723 (post Reverse Stock Split) of the shares that the Majority Shareholders have approved for issuance as described in the Information Statement on Schedule 14C filed August 19, 2016, existing shareholders, other than Mr. Sillerman, would own approximately 2.2% of the shares of our common stock outstanding immediately after the conversion is completed.

The Company entered into an Exchange Agreement on July 8, 2016, as amended July 20, 2016 (the “July Exchange Agreement”), with three of the affiliates of Mr. Sillerman, to allow for the exchange for shares of common stock of the Company of: (i) 3,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock and a Line of Credit Promissory Note, dated October 24, 2014, in the amount of $20,000,000 plus accrued interest held by SIC III; (ii) a Line of Credit Grid Promissory Note, dated June 12, 2015, as amended July 20, 2016 in the amount of $3,401,000 plus accrued interest held by SIC IV as of the date hereof; (iii) a Revolving Secured Promissory Note, dated January 27, 2016, in the amount of $1,500,000 plus accrued interest, a Revolving Secured Promissory Note, dated March 29, 2016, in the amount of $500,000 plus accrued interest, a Revolving Secured Promissory Note, dated April 25, 2016 in the amount of $500,000 plus accrued interest, a Revolving Secured Promissory Note, dated May 16, 2016, in the amount of $500,000 plus accrued interest and a Revolving Secured Promissory Note, dated June 27, 2016, in the amount of $1,200 plus accrued interest held by SIC VI; and (iv) up to an additional $5,000,000 under the Line of Credit Grid Promissory Note dated June 12, 2015 and amended July 20, 2016 held by SIC IV.

Under the July Exchange Agreement, issuance of the shares in the exchange is conditioned upon approval of the Company’s shareholders, the closing of an offering of the Company’s common stock in the amount of at least $10,000,000, approval of its Listing of Additional Shares application with NASDAQ, the Company shall not be subject to any bankruptcy proceeding, and various other conditions. The Exchange Price shall be equal to the lesser of $5.20 and the price at which the Debentures can be exchanged for shares of the Company’s common stock, so long as the Company received a valuation that the exchange price reflects fair value. The agreement provides for termination in the event the conditions are not satisfied by March 31, 2017.

On August 22, 2016, we and SIC III, SIC IV, and SIC VI entered into an Note Exchange Agreement pursuant to which $30,175 which represents all of the then outstanding principal and accrued interest of certain notes held by SIC III, SIC IV, and SIC VI (the “Sillerman Notes”) other than $900,000 of debt held by SIC IV pursuant to that certain Line of Credit Grid Promissory Note dated as of June 11, 2015 (the “SIC IV Note”), was exchanged for 30,175 shares of the Company’s Series C Preferred Stock. The exchange price (and therefore the number of shares set forth above) was $1,000 per share. The Note Exchange Agreement provided for the newly issued shares to be held subject to the obligations to convert the shares into common stock on the terms and on the conditions set forth in the Exchange Agreement described in the Company’s Form 8-K filed on July 13, 2016, and subject to the additional obligations set forth in the Subordination Agreement and the Lockup Agreements also described therein. The $900,000 of debt that remained outstanding under the SIC IV Note will also remain subject to the Exchange Agreement. As a result of entering into such Agreement, the Certificate of Designation of the Class C Preferred Stock was modified to remove the right of the holder to convert any such Series C Preferred Shares into common shares, but Mr. Sillerman continues to be bound to convert such shares in accordance with the Exchange Agreement.

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

As of December 31, 2016, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $165,112,000. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs will begin to expire in 2030, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income that we may offset with NOLs. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

As of December 31, 2016, approximately 2,073,079 shares of our common stock, not including warrants, options, preferred stock or rights to acquire common stock, are owned by Mr. Sillerman and his affiliates, representing a significant percentage of the total voting power. As a result, Mr. Sillerman and his affiliates essentially have the ability to elect all of our directors and to approve any action requiring stockholder action. It is possible that the interests of Mr. Sillerman could conflict in certain circumstances with those of other stockholders. Such concentrated ownership may also make it difficult for our stockholders to receive a premium for their shares of common stock in the event we merge with a third party or enter into other transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Pursuant to the Information Statement on Form 14C filed on August 19, 2016, the holder of a majority of our issued and outstanding shares has authorized the issuance of shares for a recapitalization plan involving the conversion of up to $34,800,000 of debt held by SIC III, SIC IV and SIC VI, each an affiliate of our Chairman and Chief Executive Officer, and the conversion of 3,000 shares of our Series C Preferred Stock into up to 7,016,981 shares of our common stock. Such approval became effective on behalf of our shareholders on September 15, 2016. As a result, there could be dilution of our shareholders if those conversions are effectuated. Mr. Sillerman now has voting control of the Company and, to the extent he also converts in accordance with his exchange agreements, he will remain majority shareholder.

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

Mr. Sillerman and Mitchell J. Nelson, our Executive Vice President, Secretary and a director, are each engaged in other business endeavors, including Circle Entertainment Inc. (“Circle”), in which Mr. Nelson is an executive officer. Mr. Sillerman was also the Chairman of SFX, a company in the live entertainment business, until December 2, 2016 when the reorganization of SFX under Chapter 11 of the Bankruptcy Code became effective. Under Mr. Sillerman’s employment agreement, he is obligated to devote his working time to our affairs, but was able to continue to perform his responsibilities as Chairman of SFX and as a director of Circle, and may be involved in other outside non-competitive businesses. Mr. Sillerman has agreed to present to us any business opportunities related to or appropriate for our business. Pursuant to Mr. Nelson’s employment agreement, he is obligated to devote such time and attention to the affairs of our company as is necessary for him to perform his duties as Executive Vice President. He is also entitled to perform similar functions for Circle, which is in liquidation. In addition, one of our directors, Michael Meyer, is a member of the board of directors and chair of the audit committee of Circle and was a director of SFX until December 2, 2016, when the reorganization of SFX under Chapter 11of the Bankruptcy Code became effective. Although Circle, SFX and our company have generally different business plans, interests and programs, it is conceivable there may be a conflict of interest in determining where a potential opportunity should be brought. Conflicts of interest are prohibited as a matter of corporate policy, except under guidelines approved by the Board of Directors, as set forth in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics also sets forth the procedures to follow in the event that a potential conflict of interest arises. In addition, not having the full time and attention of the executive officers could cause our business results to suffer.

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

In connection with our acquisition of Choose Digital, we were required to make a contingent payment, which was due within five business days after June 24, 2015, of $4,800,000, which we failed to make timely. As a result, we entered into a Forbearance Agreement with AmossyKlein Family Holdings, LLLP ("AmossyKlein"), as representative of the former shareholders of Choose Digital Inc. (the “Stockholders”). The Forbearance Agreement provided that we would make monthly installment payments to the Stockholders and we agreed to deliver an affidavit of confession of judgment to be held in escrow by AmossyKlein s counsel in the event that we do not make such installment payments. We made the installment payments through December 2015, but failed to make the payment due on January 29, 2016. On May 12, 2016, we and AmossyKlein entered into an amendment to the Forbearance Agreement to provide for the payment of the remaining $1,800,000. The Forbearance Agreement provides that we would make a payment of approximately $300,000 by May 18, 2016, and thereafter, we would make monthly payments of $100,000, plus interest, until the remaining amount is paid in full. In addition, we pledged 100,000 shares of common stock we hold in Perk.com, Inc. as collateral for these obligations. As of the date of this filing, $354,000 is owed and the 100,000 shares have been released. Finally, we agreed if we consummate a sale of a substantial part of our assets or a public equity offering, we will first apply the proceeds to remaining amounts due to AmossyKlein, except for payments to advisors or expenses necessary to close such transactions. We also agreed to amend the confession of judgment. These payments under the amended forbearance agreement will create additional strain on our limited cash resources. In addition, the requirement to accelerate payments on a sale of a substantial part of our assets or from a public equity offering may hinder our access to additional cash.

We will incur significant transaction and merger-related expenses in connection with our acquisition of our interest in DraftDay.

In connection with our acquisition of an interest in DraftDay, we were required to make payments pursuant to promissory note in the principal amount of $2,000,000 on March 8, 2016. We negotiated with the holders of these notes to pay a portion of the outstanding amounts in our common stock. We were able to retire approximately $1,000,000 of the amounts outstanding under the notes through the issuance of 147,812 shares of our common stock and 110 shares of our Series D preferred stock. The 110 shares of our common stock were convertible into 18,331 shares of our common stock. Approximately $1,000,000 of the principal amount of these notes remains outstanding and will now be payable on July 31, 2016.

We will incur significant transaction and integration expenses in connection with our acquisition of the assets of Rant.

In connection with our acquisition of the assets of Rant, we were required to make payments pursuant to a secured convertible promissory note (the “Rant Note”) that bears interest at 12% per annum on principal amount of $3,000,000. The Rant Note matures on July 8, 2017. At the election of Rant, the secured convertible note is convertible into shares of our common stock at a price equal to the lower of (i) $5.20 per share, or (ii) such lower price as may have been set for conversion of any debt or securities into Common Stock held on or after the date hereof by Sillerman until the first to occur of March 31, 2017 or the date the Rant Note has been satisfied or converted. In connection with the Rant Note, we have entered into a Note Purchase Agreement and a Security Agreement with Rant, under which we have granted Rant a continuing security interest in substantially all of our assets. In connection with the issuance of the secured convertible note, Mr. Sillerman, his affiliates, and Rant entered into a subordination agreement subordinating repayment of the Rant Note to the Debentures and entered into an Intercreditor Agreement providing for the parties’ respective rights and remedies with respect to payments against the collateral held as security for both of them. The issuance of additional equity in conversion of the Rant Note would result in dilution to existing stockholders.

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

ITEM 2. Unregistered Sale of Equity and Use of Proceeds

Private Placement
MGT Sports Exchange Agreement

On October 10, 2016, we satisfied the note payable to MGT Sports, Inc. through the issuance of 136,304 shares of our common stock and payment of interest of $16,000.

Kuusamo Prommisory Note
On September 21, 2016, we satisfied the Kuusamo Prommisory Note through the issuance of 8,410 shares of our common stock.
Trade Payables

On November 15, 2016, $110,000 of debt payable to a trade creditor was exchanged for 31,150 shares of Company common stock.

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

10.64	Certificate of Designation of Series C Preferred Stock (60)
10.65	Securities Purchase Agreement dated October 24, 2014 by and between the Company and Sillerman Investment Company III, LLC (61)
10.66	Line of Credit Promissory Note dated as of October 24, 2014 issued by the Company in favor of Sillerman Investment Company III, LLC (62)
10.67	Form of Warrant issuable pursuant to the Securities Purchase Agreement (63)
10.68	Registration Rights Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III LLC (64)
10.69	Fifth Amendment to Term Loan Agreement, dated as of October 24, 2014, by and between the Company and Deutsche Bank Trust Company Americas (65)
10.70	Subordination Agreement, dated as of October 24, 2014, by and between Sillerman Investment Company III, LLC and Deutsche Bank Trust Company Americas, and acknowledged by the Company (66)
10.71	Sales Agency Agreement dated January 22, 2015 by and between the Company and SFX-94 LLC (67)
10.72	Amended and Restated Shared Services Agreement (68)
10.73	Amendment to the Employment Agreement between the Company and Greg Consiglio (69)
10.74	Amendment to the Employment Agreement between the Company and Kevin Arrix (70)
10.75	Line of Credit Grid Promissory Note, dated as of June 11, 2015, by and between the Company and Sillerman Investment Company IV LLC (71)
10.76	Forbearance Agreement dated as of July 31, 2015 by and between Viggle Inc. and AmossyKlein Family Holdings, LLLP (72)
10.77	Asset Purchase Agreement by and among MGT Sports, Inc., MGT Capital Investments, Inc., DraftDay Gaming Group, Inc. and Viggle Inc., dated as of September 8, 2015 (73)

10.78	Stockholders' Agreement of DraftDay Gaming Group, Inc., dated as of September 8, 2015 (74)
10.79	Form of Promissory Note between Viggle Inc. and MGT Sports, Inc. (75)
10.80	Separation Agreement between Viggle Inc. and Kevin Arrix (76)
10.81	Amended and Restated Employment Agreement between Viggle Inc. and Olga Bashkatova (77)
10.82	Subscription Agreement dated December 3, 2015 between Viggle Inc. and Sillerman Investment Company IV LLC (78)
10.83	Asset Purchase Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc. (79)
10.84	Credit Agreement, dated as of December 13, 2015, by and between Viggle Inc. and Perk.com Inc. (80)
10.85	Amendment to Amended and Restated Certificate of Incorporation (81)
10.86	Amendment to Employment Agreement of Mitchell J. Nelson (82)
10.87	Secured Revolving Promissory Note dated January 27, 2016 between DraftDay Fantasy Sports Inc.and Sillerman Investment Company VI, LLC (83)
10.88	Security Agreement, effective as of January 27, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company III, LLC (84)
10.89	Certificate of Designation of Series D Preferred Stock (85)
10.90	Form of Exchange Agreement between the Company and MGT Sports, Inc.(86)
10.91	Revolving Secured Promissory Note, dated as of March 29, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI, LLC (87)
10.92	Security Agreement, dated as of March 29, 2016, between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI, LLC (88)
10.93	Binding Term Sheet, dated as of April 29, 2016, between DraftDay Fantasy Sports Inc. and Rant, Inc. (89)
10.94	Secured Revolving Promissory Note dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (90)
10.95	Security Agreement dated April 29, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (91)
10.96	Subscription Agreement, dated as of May 9, 2016, by and between the registrant and Sillerman Investment Company III LLC (92)
10.97	Amendment No.1 to the Forbearance Agreement, dated as of May 12, 2016 by and between the registrant and AmossyKlein Family Holdings, LLP (93)
10.98	Secured Revolving Promissory Note dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (94)
10.99	Security Agreement dated May 16, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (95)
10.100	Exchange Agreement dated June 14, 2016 between DraftDay Fantasy Sports and MGT Sports, Inc. (96)
10.101	Secured Revolving Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (97)
10.102	Security Agreement dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Sillerman Investment Company VI LLC (98)
10.103	Convertible Promissory Note dated June 27, 2016 between DraftDay Fantasy Sports Inc. and Reaz Islam (99)
10.104	Employment Agreement between DraftDay Fantasy Sports Inc. and Michelle Lanken (100)
10.105	Asset Purchase Agreement between Function (x) Inc. and Rant, Inc. (101)
10.106	Certificate of Designation of Series E Preferred Stock (102)

10.107	Secured Convertible Note between Function(x) Inc. and Rant, Inc. (103)
10.108	Note Purchase Agreement between Function(x) Inc. and Rant, Inc. (104)
10.109	Security Agreement between Function(x) Inc. and Rant, Inc. (105)
10.110	Subordination Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc. (106)
10.111	Intercreditor Agreement between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC, Sillerman Investment Company VI LLC and Rant, Inc. (107)
10.112	Securities Purchase Agreement dated July 8, 2016 (108)
10.113	Security Agreement dated July 8, 2016 between Function(x) Inc. and holders of Debentures (109)
10.114	Registration Rights Agreement dated July 8, 2016 (110)
10.115	Form of Debenture (111)
10.116	Form of Warrant (112)
10.117	Form of Lock-Up Agreement (113)
10.118	Exchange Agreement dated July 8, 2016 between Function(x) Inc. and Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC and Sillerman Investment Company VI LLC (114)
10.119	Amendment to Securities Purchase Agreement and Consent to Modify Debentures dated July 20, 2016 (115)
10.120	Amendment to Subordination Agreement dated July 20, 2016 (116)
10.121	Amendment to Exchange Agreement dated July 20, 2016 (117)
10.122	Employment Agreement of Birame Sock (118)
10.123	Amended and Restated Certificate of Designation of the Series C Preferred Stock of Function(x) Inc. (119)
10.124	Note Exchange Agreement dated August 22, 2016 between Function(x) Inc., Sillerman Investment Company III LLC, Sillerman Investment Company IV LLC and Sillerman Investment Company VI LLC (120)
10.125	Amendment to Certificate of Incorporation of Function(x) Inc. (121)
10.126	Securities Purchase Agreement between Function(x) Inc. and Perk Inc. (122)
10.127	Waiver Agreement between the Company and Barry Honig, as collateral agent (123)
14.1	Code of Business Conduct and Ethics (124)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

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

FUNCTION(X) INC.

February 14, 2017	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer
(Principal Executive Officer)

February 14, 2017	By:	/s/ MICHELLE LANKEN
Michelle Lanken
Chief Financial Officer